Form 10-Q
period 2009-06-30
DIGITALGLOBE INC
filed 2009-08-12
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34299
DIGITALGLOBE, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1420852

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dry Creek Drive, Suite 260, Longmont, Colorado	80503

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(303) 684-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 7, 2009 there were 44,896,210 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DIGITALGLOBE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
DigitalGlobe, Inc.
Unaudited Condensed Consolidated Income Statements
(in millions, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Revenue	$67.4	$70.0	$136.2	$137.2
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	7.5	8.0	14.2	14.4
Selling, general and administrative	18.3	21.5	36.7	44.1
Depreciation and amortization	18.8	18.9	37.6	37.6

Income from operations	22.8	21.6	47.7	41.1
Loss from early extinguishment of debt	—	7.7	—	7.7
Loss (gain) on derivative instruments	—	—	—	1.8
Interest income (expense), net	(1.1)	0.1	(2.5)	0.1

Income before income taxes	21.7	14.0	45.2	31.7
Income tax expense	(10.1)	(5.6)	(19.5)	(12.7)

Net income	$11.6	$8.4	$25.7	$19.0

Earnings per share:
Basic earnings per share	$0.27	$0.19	$0.59	$0.43

Diluted earnings per share	$0.26	$0.19	$0.58	$0.43

Weighted average common shares outstanding:
Basic	43,434,781	44,163,507	43,427,520	44,199,522

Diluted	44,189,262	44,695,213	44,147,340	44,714,326

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,	June 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.8	$132.7
Restricted cash	2.5	4.2
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.8, respectively	44.3	52.6
Accounts receivable from related party	2.5	—
Aerial image library	4.9	4.9
Prepaid WorldView-1 insurance	2.4	1.5
Other prepaid and current assets	3.4	7.0
Deferred taxes	24.9	15.9

Total current assets	145.7	218.8
Property and equipment, net of accumulated depreciation of $288.6 and $325.2, respectively	792.9	827.0
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $5.4 and $6.3, respectively	3.6	2.7
Long-term deferred contract costs	5.7	28.3
Long-term deferred contract costs from related party	15.9	—
Other assets, net	7.7	10.1

Total assets	$980.2	$1,095.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	0.7	7.7
Accounts payable to related party	1.8	—
Accrued interest	3.5	6.5
Other accrued liabilities	20.1	19.6
Other accrued liabilities to related party	2.7	0.3
Current portion of deferred revenue	28.1	31.8
8.5% Cumulative mandatorily redeemable preferred stock-Series-C; $0.001 par value; 50,000,000 shares authorized; 10 shares issued and outstanding; aggregate liquidation preference of $0.5 million as of December 31, 2008 and there was no balance as of June 30, 2009	0.5	—

Total current liabilities	$57.4	$65.9
Deferred revenue	214.9	231.9
Deferred revenue related party	24.7	—
Deferred lease incentive	6.3	5.9
Long-term debt	230.0	342.2
Long-term debt and accrued interest to related parties	44.6	—
Long-term deferred tax liability	—	3.5

Total liabilities	$577.9	$649.4
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 43,468,941 shares issued and outstanding at December 31, 2008 and 44,891,183 shares issued and outstanding at June 30, 2009	0.2	0.2
Treasury stock, at cost; 21,555 shares at December 31, 2008 and 43,723 shares at June 30, 2009	(0.2)	(0.7)
Additional paid-in capital	467.2	491.1
Accumulated other comprehensive (loss)	(1.5)	—
Accumulated deficit	(63.4)	(44.4)

Total stockholders’ equity	402.3	446.2

Total liabilities and stockholders’ equity	$980.2	$1,095.6

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	For the Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.7	$19.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.6	37.6
Non-cash recognition of deferred revenue	(12.8)	(13.3)
Non-cash amortization	1.9	2.5
Non-cash stock compensation expense	1.8	4.2
Amortization of debt issuance costs	0.9	—
Write off of debt financing fees	—	5.3
Deferred income taxes	17.1	11.6
Changes in:
Accounts receivable, net	0.3	(5.5)
Accounts receivable from related party	0.2	(0.2)
Aerial image library	(1.7)	(2.5)
Other assets	3.2	(2.2)
Accounts payable	(0.5)	1.1
Accounts payable and accrued liabilities to related parties	(1.6)	3.3
Accrued liabilities	3.9	(2.6)
Deferred contract costs from related party	(5.7)	(7.7)
Deferred revenue	(0.4)	7.2
Deferred revenue related party	2.4	2.1

Net cash flows provided by operating activities	72.3	59.9

CASH FLOWS USED IN INVESTING ACTIVITIES:
Construction in progress additions	(81.5)	(61.2)
Other property, equipment and intangible additions	(3.3)	(4.6)
Increase in restricted cash	(0.1)	(1.7)
Settlements of derivative instruments	(0.3)	(2.8)

Net cash flows used in investing activities	(85.2)	(70.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	38.5	330.9
Proceeds from initial public offering, net of issuance costs	(0.9)	21.7
Repayment of notes	—	(270.0)
Proceeds from exercise of stock options	0.9	0.1
Repuchase of common stock	—	(0.4)

Net cash flows provided by financing activities	38.5	82.3

Net increase in cash and cash equivalents	25.6	71.9
Cash and cash equivalents, beginning of period	22.9	60.8

Cash and cash equivalents, end of period	$48.5	$132.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2.3	$—
Cash paid for income taxes	0.6	2.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash items capitalized in construction in progress	0.3	(4.1)
Changes to non-cash property and equipment accruals, including interest	(12.2)	(0.7)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Notes to Consolidated Financial Statements
NOTE 1. General Information and Financial Condition
DigitalGlobe, Inc. (DigitalGlobe, the Company or we) was originally incorporated as EarthWatch, Incorporated on September 30, 1994 under the laws of the State of Colorado and, on August 21, 1995, was reincorporated under the laws of the State of Delaware. We commenced development stage operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation. On August 22, 2002, we changed our name to DigitalGlobe, Inc.
We are a provider of commercial high resolution earth imagery products and services. We have customers in both the (i) defense and intelligence and (ii) commercial sectors.
We successfully launched and deployed the QuickBird satellite on October 18, 2001, and completed initial on-orbit calibration and commissioning in February 2002, at which time we began selling imagery collected by the satellite. Since that time, we have been operating the QuickBird satellite and associated ground processing systems to generate 61-cm resolution black and white and color products, and 2.44-meter multi-spectral products.
In January 2007, the Company acquired GlobeXplorer, LLC and AirPhotoUSA, LLC. In January 2008, the Company discontinued the use of GlobeXplorer and AirPhoto USA names. All operations are now reported under the DigitalGlobe name.
During the third quarter of 2007, the Company successfully launched the WorldView-1 satellite. On November 16, 2007, the National Geospatial-Intelligence Agency (NGA) of the United States government, our largest customer, certified that the WorldView-1 satellite had satisfied the performance metrics under the terms of the NextView agreement (described below) and declared the WorldView-1 satellite to have achieved full operational capability (FOC).
The Company has incurred significant capital expenditures for the construction of its satellites and estimates that the remaining costs, including unallocated contingency to construct and launch its WorldView-2 satellite, will be $92.5 million for the remainder of 2009. The Company believes that its existing cash plus anticipated cash flows from operations in 2009 will be sufficient to cover these capital expenditures. However, these cash flows could turn out to be insufficient. If the Company were to experience cash flow shortages in 2009, management believes it would be able to maintain liquidity through a reduction of operating expenses and/or deferral of capital expenditures.
On May 14, 2009, the Company completed an initial public offering consisting of 14,700,000 shares at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling shareholders and 1,366,256 shares sold by the Company. Cash proceeds to the Company amounted to $24.1 million (net of $1.8 million of underwriters’ discount). These proceeds were offset in equity by $5.1 million of offering costs of which $2.4 million were paid in the current period.
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was paid between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be paid upon the delivery of imagery once WorldView-1 achieved FOC. The commitment was subsequently raised by $46.0 million to $311.0 million. On June 25, 2009, the Company signed an amendment to the NextView agreement, to extend its Service Level Agreement, or SLA, with the NGA for $12.5 million per month. The SLA extension provides NGA with continued access to the WorldView-1 satellite. NGA has agreed to extend the SLA through March 31, 2010 for a total of $100 million during the extension period, with an option for NGA to extend the contract for an additional nine months on the same terms, from April 1, 2010 to December 31, 2010.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation
Our accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2008 and June 30, 2009, included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). All amounts included in the consolidated financial statements for the three and six month period ended June 30, 2008, and June 30, 2009, are unaudited. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments that are considered necessary for a fair presentation of the accompanying consolidated financial statements, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period.
Certain prior year accounts have been reclassified to conform to current year presentation.
Use of Estimates
Our consolidated financial statements are based on the selection and application of GAAP that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. If different assumptions or conditions were to occur, the results could be materially different from our reported results.
Fair Value of Financial Instruments
The following table provides information about the assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008 and June 30, 2009 and indicates the valuation technique utilized by the Company to determine the fair value.

	Fair Value Measurements at December 31, 2008 Using:
				Significant
	Total Carrying	Quoted prices in	Significant Other	Unobservable
	Value at December	active markets	Observable Inputs	Inputs
(in millions)	31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$40.9	$40.9	$—	$—
Derivative Instruments	1.0	—	1.0	—

Fair Value Measurements at June 30, 2009 Using: (unaudited)
Significant
		Quoted prices in	Significant Other	Unobservable
	Total Carrying Value	active markets	Observable Inputs	Inputs
(in millions)	at June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$109.9	$109.9	$—	$—
Valuation Techniques
Our cash equivalents consist of investments with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2008, and June 30, 2009, our cash equivalents consisted of funds held in treasury money markets. We perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty statements. The Company additionally evaluates the counterparty creditworthiness and has not identified any circumstances requiring that the report values of our financial instruments be adjusted as of December 31, 2008. During the second quarter of 2009, one of our swaps matured and the other swap contract was terminated as a result of the repayment of the senior credit facility, discussed in Note 7. The Company has not identified any Level 3 items at December 31, 2008 and June 30, 2009.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable and derivatives. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The fair value of the senior credit facility was calculated using an interest rate of 9.5% at December 31, 2008. At December 31, 2008 the fair value of the senior subordinated notes was calculated using an interest rate of 15.75%. The derivative liability fair value was derived from internally developed valuation methodologies. The senior credit facility and senior subordinated notes were paid in full in April 2009. One of the derivative liabilities expired in April 2009 and the Company paid the other derivative liability in conjunction with the debt extinguishment. Thus, no fair value evaluation was completed as of June 30, 2009 for these instruments.
The senior secured notes are traded on an active market. The fair value of the senior secured notes is obtained from a third party pricing service that tracks the trading of the notes and evaluated by the Company.

	December 31, 2008		June 30, 2009
(in millions)	Carrying	Estimated	Carrying	Estimated
Long Term Debt	Amount	Fair Value	Amount	Fair Value
Senior Credit Facility	$230.0	$228.4	$—	$—
Senior Subordinated Notes	44.6	42.1	—	—
Derivative Liability	1.0	1.0	—	—
Senior Secured Notes	—	—	342.2	354.2
Concentration of Credit Risk and Significant Customers
The Company’s cash and cash equivalents and derivative instruments are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area.
Satellite Insurance
We currently maintain $50.0 million and $242.5 million of one year in-orbit operations insurance coverage for QuickBird and WorldView-1, respectively, and $50.0 million of two year in-orbit insurance coverage for WorldView-1. The WorldView-1 insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and are being amortized over the estimated useful life of the asset, which is currently ten and one-half years. The remainder of the WorldView-1 insurance premiums that are not capitalized and the QuickBird insurance policy premiums are amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs. In December 2008, we purchased $230.0 million of launch plus initial year of operations insurance coverage and $60.0 million of launch plus first three years of operations insurance coverage for our WorldView-2 satellite.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (or Codification) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated the effect of this statement, and as the codification does not change GAAP, adoption is not expected to result in any material changes to our consolidated financial statements.
NOTE 3. Information on Industry Segments and Major Customers
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. Our imagery products and services are comprised of imagery that we process to varying levels of resolution according to the customer’s specifications. Customers acquire our imagery either by placing tasking orders for our satellites to collect data to their specifications or purchasing images that are archived in our ImageLibrary.

We have organized our business around (i) the defense and intelligence and (ii) commercial segments because we believe that customers in these two groups are identifiably similar in terms of their areas of focus, imaging needs and purchasing habits. We deliver our products and services using the distribution method that best suits our customers’ needs. There are no sales between the Company’s segments.
The vast majority of the dollar value of our fixed assets are the satellites and the ground based production and support facilities that are common to all business and geographic segments. There are no significant identifiable assets specifically dedicated to either segment.
Only those costs directly associated with the two segments are shown in cost of revenue and selling, general and administrative expenses in those segments. All expenses which are common to both segments and/or represent corporate operating costs are included in the unallocated cost section. Substantially all the Company’s assets are located in the United States.
Certain financial information related to our segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Defense and Intelligence
Revenue	$54.3	$58.3	$111.4	$115.6
Cost of revenue excluding depreciation and amortization	1.9	1.8	2.9	2.6
Selling, general and administrative	1.4	2.5	3.2	6.3

Segment results of operations	51.0	54.0	105.3	106.7

Commercial
Revenue	13.1	11.7	24.8	21.6
Cost of revenue excluding depreciation and amortization	1.4	1.8	3.1	3.5
Selling, general and administrative	2.4	2.3	4.8	4.6

Segment results of operations	9.3	7.6	16.9	13.5

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	4.1	4.4	8.1	8.3
Selling, general and administrative	14.6	16.7	28.8	33.2
Depreciation and amortization	18.8	18.9	37.6	37.6

Unallocated costs	37.5	40.0	74.5	79.1

Income from operations	22.8	21.6	47.7	41.1
Interest income (expense), net	(1.1)	0.1	(2.5)	0.1
Loss (gain) on derivative instruments	—	—	—	1.8
Loss from early extinguishment of debt	—	7.7	—	7.7

Income before income taxes	$21.7	$14.0	$45.2	$31.7

Total U.S. and International sales were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2009	2008	2009
Revenue
U.S.	$56.4	$58.3	$114.3	$114.4
International	11.0	11.7	21.9	22.8

Total Revenue	$67.4	$70.0	$136.2	$137.2

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2009	2008	2009
NGA	73.5%	75.9%	74.6%	76.6%

Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	Year ended	Six months
	December 31,	ended June 30,
(in millions)	2008	2009
NGA	64.1%	63.3%
NOTE 4. Property and Equipment
Property and equipment consisted of the following as of:

	Year ended	Six months
(in millions)	December 31, 2008	ended June 30, 2009
Construction in progress	$304.6	$370.3
Computer equipment	92.2	96.3
Machinery and equipment	25.1	25.5
Furniture and fixtures	12.0	12.5
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,081.5	$1,152.2
Accumulated depreciation and amortization	(288.6)	(325.2)

Property and equipment, net	$792.9	$827.0

Construction in progress includes satellite construction, ground station construction, and certain internally-developed software costs and capitalized interest. Depreciation and amortization expense for property and equipment was $18.1 million and $18.4 million for the three months ended June 30, 2008 and 2009, respectively, and $36.3 million and $36.6 million for the six months ended June 30, 2008 and 2009, respectively.
We have aligned the assessment of the useful life of its operating satellites with the timing of our insurance renewals. We will perform an annual assessment of the useful life of the QuickBird, WorldView-1 and once operational, WorldView-2 satellites in the second half of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. The assessment evaluates the efficiencies of the operation and the fuel level of the satellite against engineering models that also estimate the satellite’s useful life. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Any changes to the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis on the date of the change.
NOTE 5. Goodwill and Intangibles
Intangible assets consisted of the following:

	December 31, 2008			June 30, 2009
		Accumulated			Accumulated
(in millions)	Cost	Amortization	Net	Cost	Amortization	Net
Intangible assets:
Customer relationships	$4.3	$2.5	$1.8	$4.3	$3.0	$1.3
Core technology	3.1	1.5	1.6	3.1	1.9	1.2
Trademark/trade name	1.1	1.1	—	1.1	1.1	—
Non-compete agreement	0.5	0.3	0.2	0.5	0.3	0.2

Intangible assets	$9.0	$5.4	$3.6	$9.0	$6.3	$2.7
The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years. During fourth quarter of 2008, it was determined that the trademarks/tradenames acquired in the GlobeXplorer aquisition are no longer being utilized by the Company. We have fully amortized the value associated with the trademark/tradename intangible as of December 31, 2008. Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes.

The accumulated amortization was $5.4 million and $6.4 million for the year ended December 31, 2008 and six months ended June 30, 2009, respectively. These intangible assets will become fully amortized in 2011. The estimated remaining aggregate amortization expense for the intangible assets is:

Estimated
Amortization
(in millions)	Expense
2009	$1.0
2010	$1.4
2011	$0.3
A summary of the goodwill activity for the year ended December 31, 2008 and the six months ended June 30, 2009 is presented below:

Balance, January 1, 2008	$8.7
Balance, December 31, 2008	$8.7
Balance, June 30, 2009 (unaudited)	$8.7
NOTE 6. Other Accrued Liabilities

	December 31,	June 30,
(in millions)	2008	2009
Compensation and other employee benefits	$7.5	$5.6
Accrued taxes	1.5	0.3
Accrued expense	7.0	5.9
Other	4.1	7.8

Total other accrued liabilities	$20.1	$19.6

NOTE 7. Debt
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and fees of $10.2 million. As of June 30, 2009, we have an accreted outstanding amount of $342.2 million senior secured notes which mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 (in final testing) satellites. Assets collateralizing the senior secured notes had a net book value of $1,091.4 million as of June 30, 2009. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.
We may redeem some or all of the senior secured notes after May 1, 2012, at a redemption price equal to 105.25% of their principal amount through May 1, 2013 and 100.0% thereafter, plus, in each case, accrued and unpaid interest. In addition, at any time on or prior to May 1, 2012, we may redeem up to 35.0% of the aggregate principal amount of the senior secured notes with the net cash proceeds of certain equity offerings at 110.5% of the principal amount plus accrued and unpaid interest. In the event of certain change of control events, we must give holders of the senior secured notes an opportunity to sell us their notes at a purchase price of 101.0% of the accreted value of such notes, plus accrued and unpaid interest.
There was no accrued interest for the senior secured notes at December 31, 2008 and the total accrued interest on the senior secured notes at June 30, 2009 was $6.5 million. Total interest incurred, including accretion of debt discount and amortization of deferred financing fees, for the three and six months ended June 30, 2009 was $7.3 million, which was capitalized in construction costs of our satellite.

The indenture governing the senior secured notes contains a number of significant restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions. Fluctuation in credit market conditions could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness.
Senior Credit Facility
We had outstanding a $230.0 million senior credit facility with a syndicate of financial institutions for whom an affiliate of Morgan Stanley & Co. Incorporated served as administrative agent. The senior credit facility was guaranteed by our subsidiaries and secured by nearly all of our assets, including the QuickBird and WorldView-1 satellites, and our WorldView-2 satellite, which is in final testing. Assets collateralizing the senior credit facility had a net book value of $977.7 million as of December 31, 2008. The senior credit facility and all accrued interest was paid in full in April of 2009.
At our election, interest under the senior credit facility was determined by reference to (i) 3-month London Interbank Offered Rate (LIBOR), plus an applicable margin of 5.5% per annum or (ii) the higher of the prime rate posted in the Wall Street Journal and the Federal Funds effective rate, plus an applicable margin of 4.5% per annum. Interest was payable quarterly based upon the amount of the outstanding loan principal balance. The interest rate on the term loans was 3-month LIBOR plus 5.5% through February 9, 2009. As a result of an amendment on February 9, 2009, the interest rate on the term loans was 3-month LIBOR plus 6.5%. We paid a fee of $0.7 million to amend the agreement.
The weighted average interest rate on the total outstanding debt at December 31, 2008 and June 30, 2008 was 9.2% and 8.2%, respectively. Total accrued interest was $3.5 million at December 31, 2008. Total interest incurred for the three and six months ended June 30, 2008 and 2009, was $6.6 million, $13.5 million, $2.3 million and $9.6 million, respectively, of which $5.3 million, $10.5 million, $2.3 million and $9.6 million, respectively, was capitalized in the construction costs of our satellites.
With the issuance of our senior secured notes on April 28, 2009, the senior credit facility interest obligations were paid in full.
Interest Rate Swaps
In April 2005, the Company entered into a series of interest rate swap agreements (the Swap) with an affiliate of Morgan Stanley & Co. Incorporated to mitigate exposure relating to variable cash flows associated with fluctuating interest rates on a portion of the senior credit facility principal. Under the Swap, the Company agreed to exchange, at specified intervals, fixed interest rate amounts specified in the agreements for variable interest amounts based on 3-month LIBOR calculated by reference to a notional amount of $100.0 million. As a result of the Swap, the Company had converted $100.0 million of the senior credit facility from a variable rate obligation to a fixed rate obligation through April 2009.
On February 21, 2006, we terminated the Swap. The termination resulted in a gain of $0.8 million which was recorded in accumulated other comprehensive income and is being amortized over the remaining original term of the Swap. Simultaneous with the termination of the Swap, we entered into a new swap agreement (the Second Swap) of the same notional amount at a fixed interest rate of 4.9999% from April 18, 2006 through April 18, 2009. The Company elected not to renew the Second Swap when it expired as we entered into the Third Swap (as described below) to comply with the covenants of the senior credit facility.
The Second Swap was designated and qualified as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, and has been accounted for as such through February 8, 2009. On February 9, 2009, the Company amended the senior credit facility, and as a result the Company’s Swaps became ineffective and no longer qualified as cash flow hedges. From February 9, 2009 through April 28, 2009, the fair value changes of these derivative instruments have been recorded in the Condensed Consolidated Income Statement.

On January 8, 2009, we entered into a swap agreement (the Third Swap) with an affiliate of Morgan Stanley & Co. Incorporated. We traded the floating 3-month LIBOR rate on $130.0 million of our senior credit facility to a fixed rate of 2.00% until maturity of the loan on October 20, 2011. The covenants in our senior credit facility required a minimum interest rate hedge of $100.0 million. The Third Swap satisfied this obligation through the maturity date of the loan. A net loss of $1.8 million was recognized in the Company’s Condensed Consolidated Income Statement in the loss (gain) on derivatives in the six month period ended June 30, 2009. No material gain or loss was recognized in the Company’s Statement of Operations in the year ended December 31, 2008, as the related interest expense incurred is mainly capitalized as part of the construction of our satellites.
At December 31, 2008, a current liability related to the Second Swap in the amount of $1.0 million was included in accrued liabilities to related party. A net loss of $1.5 million was recorded in accumulated other comprehensive income in equity at December 31, 2008. With the issuance of the ineffective Third Swap in January 2009 and the amendment to the senior credit facility in February of 2009, all fair value changes on the derivatives were recorded in the income statement through the expiration of the Second Swap on April 18, 2009, and the termination of the Third Swap on April 28, 2009. Due to the Company’s payoff of the senior credit facility the swap is no longer required. With the termination of the Swaps, the Company has recorded the accumulated other comprehensive income balance as an additional cost to the WorldView-2 satellite.
Senior Subordinated Notes
In February 2008, we issued $40.0 million of senior subordinated notes due April 18, 2012. The net proceeds of $38.5 million were used to fund construction and launch expenditures associated with WorldView-2. The senior subordinated notes bear interest at 12.5% per annum due semi-annually on July 31 and January 31, commencing July 31, 2008 until January 31, 2009, after which the rate increased to 13.5% per annum. We elected to pay the interest in kind by issuing additional senior subordinated notes in lieu of cash. On July 31, 2008 and January 31, 2009, we elected to pay interest in kind and issued additional senior subordinated notes.
Effective February 9, 2009, we amended our senior subordinated notes for certain items, most notably to increase the allowable capital expenditures for the WorldView-2 satellite, increase the maintenance capital expenditures limits, as well as change certain satellite insurance limits. The interest rate on the loan increased to 14.75% for cash interest and 15.75% for paid in kind interest as of the date of the amendment. We paid a 0.5% one-time in-kind fee to amend the agreement, which was added to the principal value of the notes. The notes mature on April 18, 2012. With the issuance of our senior secured notes on April 28, 2009, the senior subordinated notes and accrued interest were paid in full.
With the issuance of our senior secured notes we recorded an early extinguishment of debt representing the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and a prepayment penalty of $1.8 million related to the senior subordinated notes.
NOTE 8. Shareholders Equity and Other Comprehensive Earnings (Loss)
On May 14, 2009, the Company completed an initial public offering consisting of 14,700,000 shares at $19.00 per share. In connection with the initial public offering, the Company effected a 1-for-5 reverse stock split on April 28, 2009. At June 30, 2009, the Company’s Board of Directors had the authority to issue 250,000,000 shares of common stock. At June 30, 2009, 44,891,183 shares of common stock were issued and outstanding.
Other Comprehensive Earnings (Loss)
Other comprehensive earnings (loss) include the cumulate effect of realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment during the six months ended June 30, 2009. With the expiration and settlement of our financial derivatives the amounts recorded in accumulated other comprehensive earnings (loss) were capitalized to the cost of the WorldView-2 satellite as of June 30, 2009. There is no difference between net income and other comprehensive earnings (loss).
Stock-Based Compensation Programs
Upon consummation of the Company’s initial public offering of its common stock, the Company was obligated to award restricted common stock and stock option awards to two executives, based on their respective employment agreements. The restricted common stock award was based on the price of the initial public offering and was awarded during the second quarter of 2009 and certain shares were purchased by the Company and included in treasury stock. The stock option award was granted based on the price of our initial public offering. A portion of the stock option grant vested immediately and the remainder will vest ratably over six months. Stock compensation expense related to the vested portion was expensed immediately and the unrecognized expense will be recognized over the vesting period of the grant.

Historically, each quarter and any time a major event (such as the launch and certification of our WorldView-1 satellite) occurred, we performed a valuation of our common stock to be used in granting stock options. After the initial public offering on May 14, 2009, the Company will use the daily closing stock price to determine the value of our common stock. The date of grant of the awards is used for the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.
A summary of stock option activity for the six months ended June 30, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Number of Shares	Exercise Price	(in years)	(in millions)(2)
Balance — December 31, 2008	2,758,284	$19.10	7.75	$8.6
Granted	655,455
Exercised(1)	10,424
Forfeited/Expired	137,493

Outstanding — June 30, 2009	3,265,822	$19.46	7.26	$9.4

Exercisable — June 30, 2009	1,882,480	$17.03	5.89	$8.9

(1)	Upon exercise shares are issued from the authorized but unissued shares designated for issuance pursuant to the stock option plans.

(2)
Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2008 and June 30, 2009, respectively, which option holders would have realized had they exercised their options as of that date.

Weighted-average grant-date fair values for option awards granted was $10.49 for the six months ended June 30, 2009. The total fair value of options vested for the six months ended June 30, 2009 was $0.3 million.
Under FAS 123R, the Company recognized stock-based compensation of $0.8 million and $2.3 million during the three month period ended June 30, 2008 and 2009, respectively, of which $0.2 million and $0.4 million, respectively, was capitalized to assets under construction, and $2.0 million and $4.7 million for the six month period ended June 30, 2008 and 2009, respectively, of which $0.2 million and $0.5 million, respectively, was capitalized to assets under construction.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected dividend yield	0.0%
Expected stock price volatility	56.6%–58.6%
Risk-free interest rate	1.7%–2.3%
Expected life of options (years)	5.0
Forfeiture rate	2.0%
Expected volatility is based on a variety of comparable companies within our industry, currently looking back five years (if available). The expected life and forfeiture rate are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.
The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the six months ended June 30, 2009 was $0.4 million.

As of June 30, 2009 there was a total of $12.0 million of unrecognized expense remaining to be recognized over a weighted average period of 2.9 years. Cash received from the exercise of stock options was $0.1 million during the six months ended June 30, 2009.
Restricted Stock
On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (“LTIP”) with a fair value of $22.10 per share. All units granted vest 1/3 each year beginning on March 31, 2009. Upon vesting, units are converted into shares of common stock. As of June 30, 2009, 10,000 units had vested. A summary of restricted stock activity for the six months ended June 30, 2009 is presented below:

		Weighted-Average
Non-vested Restricted Stock	No. of Shares	Grant Date Fair Value
Non-vested at December 31, 2008	30,000	$22.10
Granted	—	—
Forfeited	—	—
Vested	10,000	22.10
Non-vested at June 30, 2009	20,000	$22.10
As of June 30, 2009, there was $0.4 million of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.
NOTE 9. Earnings Per Share
Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(in millions, except per share data)	2008	2009	2008	2009
Basic earnings per share:
Net income	$11.6	$8.4	$25.7	$19.0

Basic weighted average number of common shares outstanding	43.4	44.2	43.4	44.2
Assuming exercise of stock options	0.8	0.5	0.7	0.5

Diluted weighted average number of common shares outstanding, as adjusted	44.2	44.7	44.1	44.7

Earnings per share:
Basic	$0.27	$0.19	$0.59	$0.43

Diluted	$0.26	$0.19	$0.58	$0.43

The number of options that were excluded from EPS, calculated as the effects thereof were anti-dilutive, were 1,188,985, 2,268,840, 1,235,167 and 2,268,840 for the three months ended June 30, 2008 and 2009 and the six months ended June 30, 2008 and 2009, respectively.

NOTE 10. Related Party Transactions
As a result of the Company’s initial public offering in May 2009, the Company has reevaluated related parties due to the change in ownership and has concluded that Morgan Stanley and Beach Point Capital Management L.P. remain its only related parties. On a prospective basis, the Company will only update related party information for these two entities. As a result of the initial public offering, Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates, and Telespazio S.p.A./Eurimage S.p.A. are no longer related parties going forward from the initial public offering date.
Morgan Stanley
There were no amounts owed to Morgan Stanley in accounts payable and/or accrued liabilities to related party at December 31, 2008. Amounts owed to Morgan Stanley in accrued liabilities to related party totaled $0.3 million at June 30, 2009.
The accrued interest on the Second Swap transaction owed to (by) the Company (to) from an affiliate of Morgan Stanley & Co. Incorporated was $(0.1) million at December 31, 2008. There was no accrued interest related to the Second Swap at June 30, 2008. The fair value of the Swap transactions at December 31, 2008, was $(1.0) million. The Second Swap terminated on April 18, 2009 and the Company paid the fair value of the Third Swap in conjunction with the repayment of our senior credit facility and senior subordinated notes. The Company did not have any swaps at June 30, 2009.
At December 31, 2008 and June 30, 2009 Morgan Stanley & Co. Incorporated and its affiliates held 15,968,099 and 14,363,076 shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between us and Morgan Stanley and described in our Prospectus filed with the Securities and Exchange Commission on May 14, 2009, currently, four Morgan Stanley designees have been duly elected to and are serving on our Board of Directors. The Directors are, Mr. Zervigon, Mr. Albert, Mr. Jenson and Mr. Cyprus. Mr. Albert, Mr. Jenson and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange.
In February 2008, we issued Senior Subordinated Unsecured Notes in the amount of $40.0 million before issuance costs to Morgan Stanley & Co. Incorporated and Post Advisory Group, LLC and their related funds and affiliates. In addition, an affiliate of Morgan Stanley & Co. Incorporated earned fees totaling $0.4 million for the placement of these notes.
As a result of the debt repayment in April 2009, all deferred financing fees associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million and $7.1 million in new deferred financing fees. In April 2009, we paid our senior subordinated notes in full.
In April 2008, we made an initial filing of our S-1 registration statement (S-1) with the SEC. In that filing, we named Morgan Stanley & Co. Incorporated as a book-runner manager for our proposed Initial Public Offering (IPO).
In July 2008, the Company entered into an agreement with an affiliate of Morgan Stanley & Co. Incorporated to provide management services for the Company’s employee stock option plans.
In April 2009, Morgan Stanley & Co. Incorporated was the book-running manager for our senior secured note offering.
Beach Point Capital Management L.P. (assignee of Post Advisory Group LLC)
In January 2009, Beach Point Capital Management L.P. (“Beach Point Capital”) assumed certain rights and obligations from Post Advisory Group LLC. In connection with that assignment, Beach Point Capital became investment manager of certain funds that hold stock of the Company. In February 2008, we issued Senior Subordinated Unsecured Notes in the amount of $40.0 million before issuance costs to Morgan Stanley & Co. Incorporated and funds and affiliates that are now managed by Beach Point Capital. In addition, Beach Point Capital and their related funds and affiliates earned fees totaling $0.4 million for the placement of these notes.
As a result of the debt repayment in April of 2009, all deferred financing fees associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million. In April 2009, we paid our senior subordinated notes in full.

At December 31, 2008 and June 30, 2009, Post Advisory Group, LLC and their related funds and affiliates held 6,487,923 and 4,751,646 shares, respectively, of the Company’s common stock.
Ball Corporation
Under various contracts with Ball Aerospace, we incurred expenses of $6.9 million and $18.5 million for the three and six month periods ended June 30, 2008, respectively, which were capitalized as part of the costs of building our WorldView-1 and 2 satellites. We incurred expenses of $2.8 million and $13.1 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively, which were capitalized as part of the costs of building our WorldView-2 satellite. There were no amounts owed to Ball Aerospace in accounts payable to related party at December 31, 2008. There were no amounts owed to Ball Aerospace in accrued liabilities to related party at December 31, 2008.
At December 31, 2008, Ball Corporation and its affiliates held 2,791,090 shares of the Company’s common stock. During 2007, Ball Corporation had a designated representative serving on the Board. This representative resigned from the Board in December 2007.
Hitachi, Ltd./Hitachi Software Engineering Co., Ltd.
Hitachi, Ltd. (Hitachi), currently is a master international distributor of the Company’s products and was the exclusive distributor in most of Asia. Its rights and obligations have been assigned to Hitachi Software Engineering Co., Ltd. (Hitachi Software), an affiliate of Hitachi. Its exclusivity in most of Asia was amended in January 2004 to allow DigitalGlobe access to markets outside of Japan.
On January 28, 2005, we entered into a data distribution agreement with Hitachi Software which appoints Hitachi Software as a reseller of our products and services and authorized Hitachi Software to sell access time to our WorldView-2 satellite. Under the data distribution agreement we received a payment of $10.0 million in 2005. We entered into a direct access facility purchase agreement with Hitachi Software on March 23, 2007. Under this agreement, we will construct and sell to Hitachi Software a direct access facility, which will allow a customer of Hitachi Software to directly access and task our WorldView-2 satellite. In total, under our direct access facility purchase agreement, we have received $14.7 million of payments at December 31, 2008. As of December 31, 2008, the accumulated amount received from Hitachi Software related to the data distribution agreement and the direct access facility purchase agreement of $24.7 million was included in deferred revenue from related party. Engineering work associated with the agreement has been subcontracted to MacDonald Dettwiler and Associates Ltd. (MDA), also a stockholder of the Company.
Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively. Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.1 million and $0.5 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively. These amounts are accounted for as a reduction of revenue in the consolidated statements of operations. Amounts owed to Hitachi in accrued liabilities to related party totaled $0.1 million at December 31, 2008.
Hitachi Software purchased approximately $1.3 million and $3.2 million of the Company’s products in the three and six months ended June 30, 2008 and $0.3 million and $2.7 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively. Hitachi had a balance in accounts receivable from related party of $0.9 million at December 31, 2008.
At December 31, 2008, Hitachi and its affiliates held 3,309,145 shares of the Company’s common stock. Until January 2008, they had a designated representative serving on the board of directors.
ITT Industries, Inc./Eastman Kodak
Under various contracts with ITT Industries, including the Kodak agreement, we incurred expenditures of $3.5 million and $6.5 million for the three and six months ended June 30, 2008, and $0.2 million and $0.8 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively, which were capitalized as part of the costs of building our satellites. There were no amounts owed in accounts payable to related party at December 31, 2008. Amounts owed to ITT Industries in accrued liabilities to related party totaled $0.1 million at December 31, 2008.

At December 31, 2008, ITT held 770,208 shares of the Company’s common stock.
MacDonald Dettwiler and Associates
Since September 1996, we have had a series of agreements with MDA, a stockholder of the Company, for purchase of various goods, software licenses and engineering and related services.
Under various agreements we have incurred expenditures of $5.0 million and $5.6 million for the three and six months ended June 30, 2008, respectively, and $2.2 million and $3.1 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively. Total costs incurred with MDA related to the construction of the direct access facility for Hitachi of $13.6 million was recorded as long term deferred contract costs to related parties at December 31, 2008. Remaining expenditures have been capitalized in the cost of the satellites. Amounts owed to MDA in accrued liabilities to related party totaled $1.0 million at December 31, 2008.
At December 31, 2008, MDA and its affiliates held 27,667 shares of the Company’s common stock.
Telespazio S.p.A./Eurimage S.p.A.
Telespazio S.p.A. (Telespazio), is a master reseller of our products and services in Europe. Telespazio earned sales commissions on direct sales by the Company to customers in its region of $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively and $0.1 million and $0.5 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively. Amounts owed to Telespazio in accounts payable to related party totaled $1.8 million at December 31, 2008.
Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $1.6 million and $2.9 million of the Company’s products in the three and six months ended June 30, 2008 and $0.5 million and $1.6 million during the second quarter of 2009 until the initial public offering date and for the year 2009 until the initial public offering date, respectively. Amounts owed to us by Telespazio/Eurimage in accounts receivable from related party totaled $0.3 million at December 31, 2008.
At December 31, 2008, Telespazio and its affiliates held 794,641 shares of the Company’s common stock.
NOTE 11. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease approximately 168,766 square feet of office and operations space in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $8.5 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.8 million and $3.3 million of net leasehold improvements at December 31, 2008 and June 30, 2009, respectively, which we are amortizing ratably over the life of the leasehold improvements.
Rent expense net of sublease income approximated $0.7 million and $0.9 million for the three months ended June 30, 2008 and 2009, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2008 and 2009, respectively.
We enter into agreements in the ordinary course of business with resellers and others. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require us to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by us, our employees, agents or representatives. In addition, from time to time we have made guarantees regarding the performance of our systems to our customers.

In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates losses from such indemnification under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in the Company’s financial statements.
NOTE 12. Subsequent Events
Our Company has evaluated and disclosed any subsequent events that have occurred from June 30, 2009 through the August 11, 2009, the filing date of this Quarterly Report on Form 10-Q. We did not have any subsequent events that require disclosure in our financial statements.

Item 2:	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This presentation and other of our reports, filings, and public announcements may contain or incorporate forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words.
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss or reduction of any of our primary contracts; the failure of our WorldView-2 satellite to launch or commission successfully or as scheduled; the loss or impairment of our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission, including our Prospectus filed with the Commission on May 14, 2009.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
Overview
We are a leading global provider of commercial high resolution earth imagery products and services. We own and operate two imagery satellites that we believe offer among the highest collection rates, resolution and among the most sophisticated technical capabilities in the commercial market today. Together, our satellites are capable of collecting nearly one million square kilometers of imagery per day, an area greater than the combined land mass of France and Germany. This proprietary imagery is added daily to our ImageLibrary, which currently houses more than 730 million square kilometers of high resolution earth imagery, an area greater than four times the earth’s land mass. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available. The planned launch of our WorldView-2 satellite in early October 2009 will enable us to nearly double our collection capabilities to approximately two million square kilometers per day.
Our products and services support a wide variety of uses such as defense and intelligence initiatives, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil agencies.
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. Our imagery products and services are comprised of imagery that we process to varying levels according to the customer’s specifications. We deliver our products and services using the distribution method that best suits our customers’ needs. Customers acquire our imagery either by placing a tasking order for our satellites to collect data to their specifications or purchasing images that are archived in our ImageLibrary.
On May 14, 2009, we completed an initial public offering consisting of 14,700,000 shares at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling shareholders and 1,366,256 shares sold by us. After deducting payment of the underwriters’ discounts and commissions and offering expenses, the net proceeds to us from the sale of the shares in the offering were approximately $19.0 million.
Revenue
Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers.

Revenue from defense and intelligence customers accounted for 80.6% and 83.3% of our total revenue in the three months ended June 30, 2008 and 2009 respectively, and 81.8% and 84.3% of our total revenue in the six months ended June 30, 2008 and 2009, respectively. Revenue from commercial customers accounted for 19.4% and 16.7% of our total revenue in the three months ended June 30, 2008 and 2009, respectively, 18.2% and 15.7% of our total revenue in the six months ended June 30, 2008 and 2009, respectively. Growth in defense and intelligence revenue as a percentage of total revenue was due to increases in National Geospatial-Intelligence Agency (NGA) purchases under the ClearView and NextView agreements, including the start of deliveries of imagery products and services from our WorldView-1 satellite to NGA in late 2007. We expect this trend to continue through 2009 as a result of the NextView extension. The launch of WorldView-2 in early October 2009 and its subsequent operational commissioning may contribute to a continuation of this trend, depending upon, in part, the date on which WorldView-2 is commissioned and we begin receiving revenue from the sales of WorldView-2 imagery, continued funding by the U.S. government of purchases of our imagery products and services, including WorldView-2 imagery, and the success of our Direct Access Program (DAP). Funding for U.S. government purchases of our imagery products and services is subject to appropriation of funds by Congress. Should appropriated funds fall below current levels, we could experience a decrease in our defense and intelligence revenue trend. We generated approximately 84.3% and 85.1% of our revenue in the United States and Canada for the three months ended June 30, 2008 and 2009, respectively, and 84.5% and 85.1% of our revenue in the United States and Canada for the six months ended June 30, 2008 and 2009, respectively. We generated approximately 15.7% and 14.9% of our revenue outside of the United States and Canada in the three months ended June 30, 2008 and 2009, and 15.5% and 14.9% of our revenue outside of the United States and Canada in the six months ended June 30, 2008 and 2009, respectively. We generated approximately 70.9% of our revenue from paid tasking and 29.1% from our ImageLibrary for the six month period ended June 30, 2009 (treating all of the revenue from the Service Level Agreement (SLA) under the NextView agreement as paid tasking and excluding amortized revenue).
We will not recognize revenue from DAP until the ground terminal is placed into operation and we can provide contractually specified access time to our WorldView-1 and World-View-2 satellites. The success of DAP will depend on our ability to secure contracts with potential customers and on our ability to obtain U.S. government approval for contracts with these customers. As described in “Risk Factors — Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan,” in our Prospectus filed with the SEC on May 14, 2009, our failure to obtain approval from the U.S. government for future DAP customers could limit our sales and negatively affect our defense and intelligence revenue trend.
Defense and Intelligence Revenue
Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government, through NGA, purchases our imagery products and services under the NextView agreement on behalf of various agencies within the U.S. government. Other U.S. defense and intelligence customers include defense and intelligence contractors, such as Harris Corporation and Lockheed Martin Corporation. Defense and intelligence contractors provide an additional outlet for our imagery by combining our imagery with other information to deliver a final product to a customer.
Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment prefer to operate under contracts with purchase commitments, through which we receive quarterly or semi-annual pre-payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. For the six month period ended June 30, 2009, we generated approximately 81.1% of our defense and intelligence revenue from paid tasking and 18.9% from our ImageLibrary (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).
For the three and six months ended June 30, 2009, we sold to our defense and intelligence customers both directly and through resellers, with 96.6% and 95.9% respectively, of our defense and intelligence revenue coming from direct sales and 3.4% and 4.1% respectively, from resellers.
For the three and six months ended June 30, 2009, $53.9 million, or 92.5%, and $106.3 million, or 92.0%, respectively, of our defense and intelligence revenue was generated within the United States and Canada, and $4.4 million, or 7.5%, and $9.3 million, or 8.0%, respectively, was generated from international defense and intelligence customers. For the three and six months ended June 30, 2009, our top five defense and intelligence customers accounted for 97.3% and 97.5%, respectively, of our defense and intelligence revenue. NGA was our only customer that accounted for more than 10% of our revenue in the three and six months period ended June 30, 2009. NGA accounted for approximately 73.5% and 75.9% of our revenue for the three months ended June 30, 2008 and 2009, respectively, and 74.6% and 76.6% for the six months ended June 30, 2008 and 2009, respectively.

Commercial Revenue
Our commercial business consists of (i) traditional customers, primarily civil governments and energy, telecommunications, utility and agricultural companies that use our content for mapping, monitoring, analysis, planning activities and content aggregation, and (ii) customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market. We call this second type of customer an integrated information customer.
Most of our traditional commercial customers purchase our imagery products and services on an as-needed basis, either from the ImageLibrary or by placing tasking orders. By contrast, some of our integrated information customers prefer contracts to maintain access to our imagery archive, or provide subscriptions to access our ImageLibrary. The majority of revenue from the commercial segment has historically been generated from sales of imagery from our ImageLibrary, with a smaller proportion from tasking orders. We believe this trend will continue in 2009. For the six month period ended June 30, 2009, we generated approximately 26.0% of our commercial revenue from paid tasking and 74.0% from our ImageLibrary.
Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers, with 50.7% and 54.2%, respectively, of our commercial revenue coming from resellers and 49.3% and 45.8%, respectively, coming from direct sales for the three and six month periods ended June 30, 2009.
For the three and six month periods ended June 30, 2009, $5.7 million, or 48.9%, and $10.5 million, or 48.5%, respectively, of our commercial revenue was generated in the United States and Canada and $6.0 million, or 51.1%, and $11.1 million, or 51.5%, respectively, was generated outside of the United States and Canada. For the three and six month periods ended June 30, 2008 and 2009, our top five commercial customers accounted for 46.9% and 47.8% respectively, of our commercial revenue. None of these customers accounted for more than 10% of our revenue for the three and six month periods ended June 30, 2009. We believe that we will have additional opportunities in some of the countries with developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that long-term revenue in our commercial segment will be higher outside of the United States and Canada.
Backlog
Total backlog was $343.8 million as of June 30, 2009. Total backlog includes $112.5 million under the NextView agreement, substantially all of which is expected to be recognized prior to March 31, 2010 when the NextView agreement is scheduled to expire. This represents payments under the SLA for imagery time on WorldView-1 that is already committed to NGA. Total backlog also includes $231.3 million of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, amounts committed under DAP agreements and funded and unfunded task orders from our government customers. Of this amount, we expect that $20.8 million will be recognized over the remainder of 2009. In addition, there is $226.5 million of remaining unamortized revenue related to pre-FOC payments from NGA, of which $12.8 million is expected to be recognized during the remainder of 2009.
Although we believe backlog to be a reasonable representation of our firm orders and customer commitments that will be recognized as revenue in the future, these orders and commitments are subject to risks which could impact the timing or amount of revenue we actually realize. These risks include order cancellations, government appropriations risk, delays due to weather and changes in the periods over which we amortize deferred revenue. In addition, because backlog includes amounts which have been pre-paid and classified as deferred revenue, it is not an indication of the cash revenue we expect to receive in the future.

Results of Operations
For the Three Month Period Ended June 30, 2009 Compared to the Three Month Period Ended June 30, 2008
The following table summarizes our historical results of operations for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended
	June 30,		Change
(in millions, except share and per share data)	2008	2009	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$54.3	$58.3	$4.0	7.4%
Commercial revenue	13.1	11.7	(1.4)	(10.7)

Total revenue	67.4	70.0	2.6	3.9
Cost of revenue excluding depreciation and amortization	7.5	8.0	0.5	6.7
Selling, general and administrative	18.3	21.5	3.2	17.5
Depreciation and amortization	18.8	18.9	0.1	0.6

Income from operations	22.8	21.6	(1.2)	(5.3)
Loss from early extinguishment of debt	—	7.7	7.7	100.0
Interest income (expense), net	(1.1)	0.1	1.2	(109.1)

Income before income taxes	21.7	14.0	(7.7)	(35.5)
Income tax expense	(10.1)	(5.6)	4.5	44.6

Net income	$11.6	$8.4	$(3.2)	(27.6)%

	Three Months Ended June 30
	2008	2009
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	11.1	11.4
Selling, general and administrative	27.2	30.7
Depreciation and amortization	27.9	27.0

Income from operations	33.8	30.9
Loss from early extinguishment of debt	—	11.0
Interest income, net of interest expense	(1.6)	0.1

Income before income taxes	32.2	20.0
Income tax expense	15.0	8.0

Net income	17.2%	12.0%

Our domestic defense and intelligence revenue increased by $2.9 million, primarily due to project sales during the three months ended June 30, 2009. International defense and intelligence revenue increased by $1.1 million, due to stronger sales volumes in Japan and Taiwan.
The decrease in commercial revenue was due to a decline of approximately $0.1 million in North America and $1.3 million in international sales. In North America, the lower sales were a result of lower sales volumes in both subscriptions and sales of archive imagery. International sales were lower primarily due to lower sales in Europe, the Middle East, Africa and Russia.
Cost of revenue increased due to (i) a $0.3 million increase in labor costs resulting from increase in salaries and fringe benefit costs and (ii) a $0.4 million increase in the amortization of purchased aerial imagery partially offset by a $0.2 million decrease in consulting and other third-party costs related to certain project sales completed in the prior year that did not occur at the same level in the current year.

Selling, general and administrative expenses increased due to (i) a $2.1 million increase in expenses from compensation, travel and related costs due to increased headcount, (ii) increased stock compensation expense of $1.2 million resulting from stock awards and option grants made in the second quarter of 2009, (iii) $0.6 million increase for bad debt expense and insurance costs, offset by (iv) $0.8 million decrease in accounting, consulting and other professional services costs.
Depreciation and amortization for the three month period ended June 30, 2009, increased by $0.1 million, or 0.6%, to $18.9 million from $18.8 million for the three month period ended June 30, 2008.
The loss from early extinguishment of debt for the three month period ended June 30, 2009, was a loss of $7.7 million, due to our issuance of senior secured notes with a face value of $355.0 million in April 2009 and repayment in full of our senior credit facility and the senior subordinated notes. The early extinguishment of debt represents the expensing of the deferred financing costs of $5.9 million related to the senior secured and senior subordinated notes and includes a prepayment penalty of $1.8 million related to the senior subordinated notes.
The change from interest expense to interest income is primarily due to all interest expense being capitalized in 2009, due to the fact that our total costs incurred on WorldView-2 exceeds our outstanding debt, whereas, not all interest was capitalized in the comparable period in 2008 based on our spending level on the satellite and other projects.
The decrease in income tax expense is primarily due to a decrease in pre-tax income. We performed an analysis of our projected 2009 operating results to determine an effective overall tax rate to be applied for each quarter of 2009. A portion of the recorded tax expense during the second quarter of 2008 was due to an out-of-period adjustment, which resulted in an increase in income tax expense of $1.4 million during the quarter. In connection with the preparation of the 2008 second quarter income tax provision and the 2007 federal income tax return, we became aware of certain adjustments that should have been made prior to the releases of the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carryforward recorded as a deferred tax asset as of December 31, 2007, and related income tax benefit for the year ended December 31, 2007, should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
The following tables summarize our historical results of operations for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, and our expenses as a percentage of revenue for the periods indicated:

	Six Months Ended
	June 30,		Change
(in millions, except share and per share data)	2008	2009	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$111.4	$115.6	$4.2	3.8%
Commercial revenue	24.8	21.6	(3.2)	(12.9)

Total revenue	136.2	137.2	1.0	0.7
Cost of revenue excluding depreciation and amortization	14.2	14.4	0.2	1.4
Selling, general and administrative	36.7	44.1	7.4	20.2
Depreciation and amortization	37.6	37.6	—	—

Income from operations	47.7	41.1	(6.6)	(13.8)
Loss from early extinguishment of debt	—	7.7	7.7	100.0
Loss (gain) on derivative instruments	—	1.8	1.8	100.0
Interest income (expense), net	(2.5)	0.1	2.6	(104.0)

Net income before income taxes	45.2	31.7	(13.5)	(29.9)
Income tax expense	(19.5)	(12.7)	6.8	34.9

Net income	$25.7	19.0	$(6.7)	(26.1)%

	Six Months Ended June 30
	2008	2009
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	10.4	10.5
Selling, general and administrative	26.9	32.1
Depreciation and amortization	27.6	27.4

Income from operations	35.1	30.0
Loss from early extinguishment of debt	—	5.6
Loss (gain) on derivative instruments	—	1.3
Interest income, net of interest expense	1.9	—

Income before income taxes	33.2	23.1
Income tax expense	14.4	9.3

Net income	18.8%	13.8%

Domestic defense and intelligence revenue, including NGA, increased by $2.3 million, primarily due to NGA project growth. International defense and intelligence revenue increased $1.9 million, primarily due to increased revenue from Asia.
Domestic commercial revenue decreased $0.4 million, primarily due to lower sales volumes in both subscriptions and sales of archive imagery. International commercial revenue decreased $2.8 million, primarily due to lower sales from Europe, the Middle East, Africa and Russia.
The increase in cost of revenue expenses is attributable to (i) a $0.6 million increase in the amortization of purchased aerial imagery, and (ii) an increase in labor costs, stock compensation and bonus expense of $0.4 million offset by a decrease of (iii) $0.5 million related to third party project costs and a decrease in (iv) consulting, accounting and other professional services costs of $0.3 million.
Selling, general and administrative expenses increased by (i) $2.9 million of increased expenses from compensation, travel and related costs resulting from increased headcount, (ii) an increase of $0.3 million in insurance expense, (iii) an increase in bad debt expenses of $1.3 million, (iv) an increase of $2.3 million in consulting costs, and (v) an increase in third party commission and fees due primarily to a commission earned as a result of the execution of a DAP contract of $1.2 million, partially offset by a decrease of $0.6 million in stock compensation expense, accounting and other professional services.

Depreciation and amortization for the six months ended June 30, 2009, was consistent with the six months ended June 30, 2008 at $37.6 million.
The loss from early extinguishment of debt for the six month period ended June 30, 2009, was $7.7 million, due to our issuance of senior secured notes with a face value of $355.0 million in April 2009 and then repayment in full of our senior credit facility and our senior subordinated notes. The early extinguishment of debt represents the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and includes a prepayment penalty of $1.8 million related to the senior subordinated notes.
Due to changes made on our senior secured debt in the first quarter of 2009, our Swap arrangements became ineffective for accounting purposes and a loss of $1.8 million were recorded through earnings. In April 2009, in connection with the repayment of our senior secured notes our Swap was terminated.
The change from interest expense to interest income is primarily due to all interest expense being capitalized in 2009, due to the fact that our total costs incurred on WorldView-2 exceeds our outstanding debt, whereas only a portion of our interest was capitalized in 2008 based on our spending level on the satellite and other projects.
The decrease in income tax expense is primarily due to a decrease in pre-tax income. We performed an analysis of our projected 2009 operating results to determine an effective overall tax rate to be applied for each quarter of 2009. Also, in the second quarter of 2008 the Company made an out-of-period adjustment, which resulted in an increase in income tax expense of $1.4 million. In connection with the preparation of the second quarter income tax provision and the 2007 federal income tax return, the Company became aware of certain adjustments that should have been made to release of the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carry forward recorded as a deferred tax asset as of December 31, 2007, and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences.
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next 12 months provided that NGA continues to purchase imagery from us at current levels. In June 2009, we announced that we have extended the SLA at $12.5 million per month through March 31, 2010, with an option to extend at similar terms through the end of December 2010. Our cash and cash equivalents balance was $132.7 million at June 30, 2009.
In May 2009, in conjunction with our initial public offering, we received approximately $19.0 million of net proceeds.
In April 2009, we issued $341.8 million accreted value of our senior secured notes and used $280.3 million of the net proceeds to repay in full our senior credit facility and senior subordinated notes and will use the remaining balance for transaction costs and general corporate purposes. The note transaction resulted in net proceeds to us of $49.8 million, after giving effect to the debt repayment, increased cash interest expense and an extension of debt maturities. The net result is that our liquidity improved as of June 30, 2009. As of the issuance date of the senior secured notes, the cumulative spending on the WorldView-2 satellite exceeds the accreted value of our debt. Therefore, we will capitalize all of the interest expense, including the accretion of the debt discount and amortization of debt issue costs on the notes to the WorldView-2 satellite under construction until we reach commissioning of the satellite. We expect to launch our WorldView-2 satellite in early October 2009. After launch, the satellite must be calibrated and tested to confirm operational capability, a commissioning process that we expect to take approximately 90 days.
We estimate the additional costs to test, insure and launch WorldView-2 will be $92.5 million for the remainder of 2009, including estimated fixed price contracted costs for satellite hardware components, the launch service vehicle, launch insurance and other additional costs. Additional costs to complete the final testing and launch of WorldView-2 consist predominantly of internal labor, capitalized interest and third-party software. A delay in the launch would delay the requirement to make payments under some of our insurance and launch contracts that are tied to the launch date.
Upon commissioning of our WorldView-2 satellite and until we commence the construction of a new satellite, we believe that our cash flow from operations will exceed our capital expenditures and will be sufficient to meet our current long-term liquidity needs. If we begin construction of a new satellite, we may need to raise additional capital in order to fund a portion of the construction and launch costs.

We expect to fully utilize our deferred tax assets and tax credits that are not subject to limitations by the fourth quarter of 2009 and expect to begin paying cash taxes in 2009.
The recent global economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and has impacted consumer spending levels. These macroeconomic developments could adversely affect our business, operating results or financial condition. Current and potential customers, including foreign governments, may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.
In summary, our cash flows were:

	Six Months Ended
	June 30,
(in millions)	2008	2009
Net cash provided by operating activities	$72.3	$59.9
Net cash used in investing activities	(85.2)	(70.3)
Net cash provided by financing activities	$38.5	$82.3
In the first six months of 2009, our operating cash flow reflected net income generated during the period of $19.0 million, adjusted for non-cash items such as depreciation and amortization expense of $37.6 million, stock-based compensation of $4.2 million, and non-cash deferred income tax expense of $11.6 million. Operating cash flows increased to $59.9 million due to a decrease in accrued liabilities of $2.6 million and an increase in accounts payable and accrued liabilities to related parties of $3.3 million, an increase in deferred revenue of $7.2 million, a decrease of $13.3 million primarily due to recognition of pre-FOC payments made to us by NGA under the NextView agreement.
In the first six months of 2008, our operating cash flow reflected net income generated during the period of $25.7 million, adjusted for non-cash items such as depreciation and amortization expense of $37.6 million, stock-based compensation of $1.8 million and a decrease in deferred income tax assets of $17.1 million. Operating cash flows were increased by $3.9 million due to the timing of accruals at the end of the second quarter, an increase in deferred contract costs from related parties of $5.7 million, and a decrease in long term deferred revenue of $12.8 million primarily due to amortization of the pre-FOC payments made to us by NGA under the NextView agreement.
Cash paid for satellite and related ground facilities construction was $81.5 million and $61.2 million, for the six months ended June 30, 2008 and 2009, respectively.
Cash provided by financing activities was $38.5 million and $82.3 million for the six months ended June 30, 2008 and 2009, respectively. In February 2009 we amended our senior credit facility and paid a fee of $0.7 million. In April 2009, we issued senior secured notes for proceeds net of fees of $331.6 million, which was used to repay in full the senior credit facility and senior subordinated notes, plus accrued interest.
Senior Credit Facility and Senior Subordinated Notes
In April 2009, we repaid in full our $230.0 million senior credit facility and our $47.0 million senior subordinated notes, including accrued interest, with the proceeds from the issuance of our senior secured notes.
Senior Secured Notes
On April 28, 2009, we issued $355.0 million principal amount of our senior secured notes. Net proceeds of $341.8 million were used to repay our senior credit facility and senior subordinated notes in full and pay fees and expenses associated with the transaction. The remaining proceeds will be used for general corporate purposes. The senior secured notes mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, our QuickBird, WorldView-1 and WorldView-2 (in final testing) satellites. Assets collateralizing the senior secured notes had a net book value of $1,091.4 million as of June 30, 2009. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 of each year.
We may redeem some or all of the senior secured notes after May 1, 2012, at a redemption price equal to 105.25% of their principal amount through May 1, 2013 and 100% thereafter, plus, in each case, accrued and unpaid interest. In addition, at any time on or prior to May 1, 2012, we may redeem up to 35% of the aggregate principal amount of the senior secured notes with the net cash proceeds of certain equity offerings at 110.5% of the principal amount plus accrued and unpaid interest. In the event of certain change of control events, we must give holders of the senior secured notes an opportunity to sell us their notes at a purchase price of 101% of the accreted value of such notes, plus accrued and unpaid interest.

The indenture governing the senior secured notes contains customary events of default. If an event of default exists under the indenture governing the senior secured notes, the trustee or holders of at least 25.0% in aggregate principal amount at maturity of the notes then outstanding may accelerate the maturity of the obligations outstanding under the senior secured notes and exercise other rights and remedies. The events of default include, among other things, failure to make payments when due, failure to make an offer to purchase upon certain change of control events, defaults in the performance of any covenant or agreement in the indenture, certain judgments and attachments, and impairment of security interests in collateral.
Off-Balance Sheet Arrangements and Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2008 or June 30, 2009.
Guaranty and Indemnification Obligations
We enter into agreements in the ordinary course of business with resellers and others. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require us to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by us, our employees, agents or representatives. In addition, from time to time we have made guarantees regarding the performance of our systems to our customers.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we have exposures to interest rate risk and foreign exchange rate risk related to our foreign operations and foreign currency transactions. We are also exposed to various market risks that arise from transactions entered into in the normal course of business. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities.
These market risks are discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus, filed with the SEC on May 14, 2009.

Item 4:	Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer (Jill D. Smith, Chief Executive Officer and Director and President) and Chief Financial Officer (Yancey L. Spruill, Chief Financial Officer and Treasurer and Executive Vice President), as appropriate, to allow timely decisions regarding required disclosures.
Jill D. Smith and Yancey L. Spruill, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors
Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Prospectus, filed with the Securities and Exchange Commission on May 14, 2009. There have been no material changes to our Risk Factors since the filing of our Prospectus.

Item 2.	Changes in Securities and Use of Proceeds
2.1  Changes in Securities
Between April 15 and May 15, 2009, we issued 3,884 shares of common stock for an aggregate purchase price of $13,347 upon exercise of options awarded under our equity incentive plans. The common stock issuances were made pursuant to written compensation plans or agreements in reliance on the exemption provided by Rule 701 promulgated under the Securities and Exchange Act of 1934.
2.2  Use of Proceeds from Public Offering of Common Stock
On May 13, 2009, our registration statement (File No. 333-150235) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 1,366,256 shares of common stock by DigitalGlobe Inc. and the associated sale of 13,333,744 shares of common stock by other selling shareholders, and granted the underwriters the right to purchase an additional 2,205,000 shares from us to cover over-allotments at a public offering price of $19.00 per share. The underwriters’ over allotment option was not exercised and such shares were not sold. On May 19, 2009, the offering closed for an aggregate gross offering proceeds of $25.9 million to us and $253.3 million to the selling shareholders. The managing underwriters were Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc.
As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliate. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
On April 27, 2009, stockholders holding 51.7%, of the issued and outstanding shares of our common stock agreed by written consent to approve the following proposals:
(1)  Approval of the Amended and Restated Certificate of Incorporation effective upon the closing of our initial public offering.
(2)  Approval to elect as directors to our classified board the following nominees:
Paul M. Albert, Jr. (Class I —Term Expires 2010)
Jill D. Smith (Class I —Term Expires 2010)
Eddy Zervigon (Class II —Term Expires 2011)
General Howell M. Estes III (Class II —Term Expires 2011)
Judith A. McHale (Class III —Term Expires 2012)
Warren C. Jenson (Class III —Term Expires 2012)
(3)  Approval of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm until the next annual meeting of our stockholders to be held in 2010.

Item 5.	Other Information
None.

Item 6:	Exhibits
a: Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Digital Globe, Inc.

3.2	Amended and Restated Bylaws of Digital Globe, Inc.

#10.1	Service Level Agreement dated June 25, 2009 between the Company and NGA.

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#  Confidential treatment has been requested with respect to parties of this exhibit

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2009	Yancey L. Spruill
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Digital Globe, Inc.

3.2	Amended and Restated Bylaws of Digital Globe, Inc.

#10.1	Service Level Agreement dated June 25, 2009 between the Company and NGA.

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#  Confidential treatment has been requested with respect to parties of this exhibit