Form 10-Q
period 2009-09-30
DIGITALGLOBE INC
filed 2009-11-10
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
As of November 6, 2009 there were 44,949,663 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DIGITALGLOBE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
DigitalGlobe, Inc.
Unaudited Condensed Consolidated Income Statements
(in millions, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue	$66.8	$71.8	$203.0	$209.0
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	5.7	7.8	19.9	22.2
Selling, general and administrative	17.8	21.5	54.5	65.6
Depreciation and amortization	18.8	18.6	56.4	56.2

Income from operations	24.5	23.9	72.2	65.0
Loss from early extinguishment of debt	—	—	—	(7.7)
Loss on derivative instruments	—	—	—	(1.8)
Interest income (expense), net	(0.7)	—	(3.2)	0.1

Income before income taxes	23.8	23.9	69.0	55.6
Income tax expense	(9.5)	(9.3)	(29.0)	(22.0)

Net income	$14.3	$14.6	$40.0	$33.6

Earnings per share:
Basic earnings per share	$0.33	$0.33	$0.92	$0.76

Diluted earnings per share	$0.32	$0.32	$0.91	$0.75

Weighted average common shares outstanding:
Basic	43,459,653	44,679,714	43,438,310	44,152,352

Diluted	44,346,877	45,397,989	44,095,320	44,740,004

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,	September 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.8	$96.1
Restricted cash	2.5	8.6
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.4, respectively	44.3	40.9
Accounts receivable from related party	2.5	—
Aerial image library	4.9	5.5
Prepaid and current assets	5.8	10.2
Deferred taxes	24.9	12.6

Total current assets	145.7	173.9
Property and equipment, net of accumulated depreciation of $288.6 and $343.3, respectively	792.9	880.4
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $5.4 and $6.8, respectively	3.6	2.2
Long-term restricted cash	—	16.7
Long-term deferred contract costs	5.7	32.8
Long-term deferred contract costs from related party	15.9	—
Other assets, net	7.7	9.6

Total assets	$980.2	$1,124.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	0.7	4.4
Accounts payable to related party	1.8	—
Accrued interest	3.5	16.0
Other accrued liabilities	20.1	21.2
Other accrued liabilities to related party	2.7	—
Current portion of deferred revenue	28.1	32.0
8.5% Cumulative mandatorily redeemable preferred stock-Series-C; $0.001 par value; 50,000,000 shares authorized; 10 shares issued and outstanding; aggregate liquidation preference of $0.5 million as of December 31, 2008 and there was no balance as of September 30, 2009	0.5	—

Total current liabilities	$57.4	$73.6
Deferred revenue	214.9	230.5
Deferred revenue related party	24.7	—
Deferred lease incentive	6.3	5.7
Long-term debt	230.0	342.9
Long-term debt and accrued interest to related parties	44.6	—
Long-term deferred tax liability	—	9.2

Total liabilities	$577.9	$661.9
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 43,468,941 shares issued and outstanding at December 31, 2008 and 44,934,831 shares issued and outstanding at September 30, 2009	0.2	0.2
Treasury stock, at cost; 21,555 shares at December 31, 2008 and 43,723 shares at September 30, 2009	(0.2)	(0.7)
Additional paid-in capital	467.2	492.7
Accumulated other comprehensive income (loss)	(1.5)	—
Accumulated deficit	(63.4)	(29.8)

Total stockholders’ equity	402.3	462.4

Total liabilities and stockholders’ equity	$980.2	$1,124.3

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	For the Nine Months Ended
	September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40.0	$33.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56.4	56.2
Non-cash recognition of deferred revenue	(19.1)	(19.8)
Non-cash amortization	3.1	4.0
Non-cash stock compensation expense	2.5	5.5
Amortization of debt issuance costs	1.3	—
Write off of debt financing fees	—	5.3
Deferred income taxes	26.6	20.5
Changes in working capital, net of investing activities:
Accounts receivable, net	14.9	6.1
Accounts receivable from related party	(1.6)	(0.2)
Aerial image library	(2.7)	(4.7)
Other assets	4.5	(4.6)
Accounts payable	1.5	(0.8)
Accounts payable and accrued liabilities to related parties	(1.8)	3.5
Accrued liabilities	3.0	(0.4)
Deferred contract costs from related party	(7.7)	(11.7)
Deferred revenue	(0.9)	12.4
Deferred revenue related party	6.5	2.1
Deferred lease incentive	0.8	—

Net cash flows provided by operating activities	127.3	107.0

CASH FLOWS USED IN INVESTING ACTIVITIES:
Construction in progress additions	(100.8)	(121.4)
Other property, equipment and intangible additions	(4.0)	(7.2)
Increase in restricted cash	(0.1)	(22.8)
Settlements of derivative instruments	(0.8)	(2.8)

Net cash flows used in investing activities	(105.7)	(154.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	38.5	330.9
Proceeds from initial public offering, net of issuance costs	(2.4)	21.7
Repayment of notes	—	(270.0)
Proceeds from exercise of stock options	1.1	0.3
Repuchase of common stock	—	(0.4)

Net cash flows provided by financing activities	37.2	82.5

Net increase in cash and cash equivalents	58.8	35.3
Cash and cash equivalents, beginning of period	22.9	60.8

Cash and cash equivalents, end of period	$81.7	$96.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$3.1	$—
Cash paid for income taxes	2.0	2.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash items capitalized in construction in progress	—	5.5
Changes to non-cash property and equipment accruals, including interest	(14.7)	8.1
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
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
We successfully launched and deployed the QuickBird satellite on October 18, 2001, and completed initial on-orbit calibration and commissioning in February 2002, at which time we began selling imagery collected by the satellite. Since that time, we have been operating the QuickBird satellite and associated ground processing systems to generate 61-cm resolution black and white and 2.44-meter multi-spectral products.
In January 2007, the Company acquired GlobeXplorer, LLC and AirPhotoUSA, LLC. In January 2008, the Company discontinued the use of the GlobeXplorer and AirPhoto USA names. All operations are now reported under the DigitalGlobe name.
On October 18, 2007, the Company successfully launched the WorldView-1 satellite. On November 16, 2007, the National Geospatial-Intelligence Agency (NGA) of the United States government, our largest customer, certified that the WorldView-1 satellite had satisfied the performance metrics under the terms of the NextView agreement (described below) and declared the WorldView-1 satellite to have achieved full operational capability (FOC).
The Company has incurred significant capital expenditures for the construction of its satellites and estimates that the remaining costs, including unallocated contingency to achieve operational capability of its WorldView-2 satellite, will be $38.4 million in 2009 including $13.0 million accrual for contractual on-orbit success payments of the WorldView-2 satellite. The Company believes that its existing cash plus anticipated cash flows from operations in 2009 will be sufficient to cover these capital expenditures.
On May 14, 2009, the Company completed an initial public offering consisting of 14,700,000 shares of common stock at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling shareholders and 1,366,256 shares sold by the Company. Cash proceeds to the Company amounted to $24.1 million (net of $1.8 million of underwriters’ discount). These proceeds were offset in equity by $5.1 million of offering costs of which $2.7 million were paid in the current year.
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView- 1 satellite. Of this amount, $266.0 million was paid between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be paid upon the delivery of imagery once WorldView-1 achieved FOC. On June 25, 2009, the NextView agreement was amended to extend the term from July 31, 2009 through March 31, 2010 for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. The amendment also provides an option for NGA to extend the agreement on the same terms for an additional nine months, from April 1, 2010 through December 31, 2010.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
Our accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2008 and September 30, 2009, included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). All amounts included in the consolidated financial statements for the three and nine month period ended September 30, 2008, and September 30, 2009, are unaudited. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments that are considered necessary for a fair presentation of the accompanying consolidated financial statements, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
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
Restricted Cash
The Company’s restricted cash at December 31, 2008 and September 30, 2009 was comprised of $1.3 million, respectively, of collateral for an FCC performance bond associated with a milestone related to the launch of the WorldView-2 satellite and $1.2 million of restricted cash under the lease agreement for our headquarters at December 31, 2008 and September 30, 2009, respectively. During the third quarter of 2009, we funded $21.1 million of cash into restricted cash to collateralize certain letters of credit required under certain of our Direct Access Program (DAP) contracts, of which $15.5 million is recorded as long-term restricted cash.
Fair Value of Financial Instruments
The following table provides information about the assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008 and September 30, 2009 and indicates the valuation technique utilized by the Company to determine the fair value.

	Fair Value Measurements at December 31, 2008 Using:
				Significant
	Total Carrying	Quoted prices in	Significant Other	Unobservable
	Value at	active markets	Observable Inputs	Inputs
(in millions)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$40.9	$40.9	$—	$—
Derivative Instruments	1.0	—	1.0	—

Fair Value Measurements at September 30, 2009 Using: (unaudited)
Significant
	Total Carrying	Quoted prices in	Significant Other	Unobservable
	Value at	active markets	Observable Inputs	Inputs
(in millions)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$69.9	$69.9	$—	$—
Valuation Techniques
Our cash equivalents consist of investments with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2008, and September 30, 2009, our cash equivalents consisted of funds held in treasury money markets. We perform validations of our internally derived fair values reported for Level 2 financial instruments on a quarterly basis utilizing counterparty statements. The Company additionally evaluates the counterparty creditworthiness and has not identified any circumstances requiring that the reported values of our financial instruments be adjusted as of December 31, 2008. During the second quarter of 2009, one of our swaps matured and the other swap contract was terminated as a result of the repayment of the senior credit facility, discussed in Note 7. The Company has not identified any Level 3 items at December 31, 2008 and September 30, 2009.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable and derivatives. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The fair value of the senior credit facility was calculated using an interest rate of 9.5% at December 31, 2008. At December 31, 2008 the fair value of the senior subordinated notes was calculated using an interest rate of 15.75%. The derivative liability fair value was derived from internally developed valuation methodologies. The senior credit facility and senior subordinated notes were paid in full in April 2009. One of the derivative liabilities expired in April 2009 and the Company paid the other derivative liability in conjunction with the debt extinguishment. Thus, no fair value evaluation was necessary to be completed as of September 30, 2009 for these instruments.
The senior secured notes are traded on an active market. The fair value of the senior secured notes is obtained from a third party pricing service that tracks the trading of the notes which is then evaluated by the Company.

	December 31, 2008		September 30, 2009
(in millions)	Carrying	Estimated	Carrying	Estimated
Long Term Debt	Amount	Fair Value	Amount	Fair Value
Senior Credit Facility	$230.0	$228.4	$—	$—
Senior Subordinated Notes	44.6	42.1	—	—
Derivative Liability	1.0	1.0	—	—
Senior Secured Notes	—	—	342.9	363.2
Concentration of Credit Risk and Significant Customers
The Company’s cash and cash equivalents and derivative instruments are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area.
Satellite Insurance
We currently maintain $50.0 million and $220.0 million of one year in-orbit operations insurance coverage for QuickBird and WorldView-1, respectively, and $50.0 million of two year in-orbit insurance coverage for WorldView-1. In December 2008, we purchased $230.0 million of launch plus initial year of operations insurance coverage and $60.0 million of launch plus first three years of operations insurance coverage for our WorldView-2 satellite. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized are amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2009-13. The Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the effects that Update 2009-13 may have on the presentation, classification and recognition of revenue arrangements that may be affected by this update.
NOTE 3. Information on Industry Segments and Major Customers
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. The imagery that forms the foundation of our products and services is collected daily from our satellites, maintained in our ImageLibrary and then processed and delivered in accordance with customer specifications. Customers acquire our imagery either by placing tasking orders for our satellites to collect data to their specifications or purchasing images that are archived in our ImageLibrary.
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

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
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
Certain financial information related to our segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Defense and Intelligence
Revenue	$55.1	$57.9	$166.5	$173.5
Cost of revenue excluding depreciation and amortization	0.7	1.6	3.6	4.2
Selling, general and administrative	1.8	2.5	5.0	8.8

Segment results of operations	52.6	53.8	157.9	160.5

Commercial
Revenue	11.7	13.9	36.5	35.5
Cost of revenue excluding depreciation and amortization	1.4	1.9	4.5	5.4
Selling, general and administrative	2.7	2.9	7.5	7.5

Segment results of operations	7.6	9.1	24.5	22.6

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	3.7	4.3	11.8	12.6
Selling, general and administrative	13.2	16.1	42.0	49.3
Depreciation and amortization	18.8	18.6	56.4	56.2

Unallocated costs	35.7	39.0	110.2	118.1

Income from operations	24.5	23.9	72.2	65.0
Interest income (expense), net	(0.7)	—	(3.2)	0.1
Loss from early extinguishment of debt	—	—	—	(7.7)
Loss on derivative instruments	—	—	—	(1.8)

Income before income taxes	$23.8	$23.9	$69.0	$55.6

Total U.S. and International sales were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2009	2008	2009
Revenue
U.S.	$54.3	$58.7	$168.6	$173.1
International	12.5	13.1	34.4	35.9

Total Revenue	$66.8	$71.8	$203.0	$209.0

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2009	2008	2009
NGA	74.0%	74.2%	74.4%	75.8%

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	December 31,	September 30,
(in millions)	2008	2009
NGA	64.1%	42.1%
NOTE 4. Property and Equipment
Property and equipment consisted of the following as of:

	December 31,	September 30,
(in millions)	2008	2009
Construction in progress	$304.6	$434.3
Computer equipment	92.2	103.6
Machinery and equipment	25.1	25.6
Furniture and fixtures	12.0	12.6
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,081.5	$1,223.7
Accumulated depreciation and amortization	(288.6)	(343.3)

Property and equipment, net	$792.9	$880.4

Construction in progress includes satellite construction, ground station construction, and certain internally-developed software costs and capitalized interest. Depreciation and amortization expense for property and equipment was $18.1 million and $18.2 million for the three months ended September 30, 2008 and 2009, respectively, and $54.5 million and $54.8 million for the nine months ended September 30, 2008 and 2009, respectively.
We have aligned the assessment of the useful life of our operating satellites with the timing of our insurance renewals. We will perform an annual assessment of the useful life of the our satellites in the third quarter of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. The assessment evaluates the efficiencies of the operation and the fuel level of the satellite against engineering models that also estimate the satellite’s useful life. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Any changes to the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis on the date of the change.
As a result of our annual assessment during the third quarter of 2009, we extended the estimated useful life of our QuickBird satellite, which results in a change in the depreciation expense associated with the QuickBird satellite on a prospective basis beginning July 1, 2009. For the three and nine month period ended September 30, 2009, this change resulted in reduced depreciation expense and a corresponding increase in income from continuing operations of $1.4 million, an increase in net income of $0.9 million and had a $0.02 impact on earnings per share for both the three and nine month periods ended September 30, 2009. This change will result in a $2.9 million reduction in depreciation expense for the year ended December 31, 2009.
NOTE 5. Goodwill and Intangibles
Intangible assets consisted of the following:

	December 31, 2008			September 30, 2009
		Accumulated			Accumulated
(in millions)	Cost	Amortization	Net	Cost	Amortization	Net
Intangible assets:
Customer relationships	$4.3	$2.5	$1.8	$4.3	$3.3	$1.0
Core technology	3.1	1.5	1.6	3.1	2.1	1.0
Trademark/trade name	1.1	1.1	—	1.1	1.1	—
Non-compete agreement	0.5	0.3	0.2	0.5	0.3	0.2

Intangible assets	$9.0	$5.4	$3.6	$9.0	$6.8	$2.2

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years. During fourth quarter of 2008, it was determined that the trademarks/tradenames acquired in the GlobeXplorer acquisition were no longer being utilized by the Company. We have fully amortized the value associated with the trademark/tradename intangible as of December 31, 2008. Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes.
Amortization expense for intangibles was $0.7 million and $0.4 million for the three months ended September 30, 2008 and 2009, respectively, and $1.9 million and $1.4 million for the nine months ended September 30, 2008 and 2009, respectively. These intangible assets will become fully amortized in 2011. The estimated remaining aggregate amortization expense for the intangible assets is:

Estimated
Amortization
(in millions)	Expense
2009	$0.5
2010	$1.5
2011	$0.2
A summary of the goodwill activity for the year ended December 31, 2008 and the nine months ended September 30, 2009 is presented below:

Balance, January 1, 2008	$8.7
Balance, December 31, 2008	$8.7
Balance, September 30, 2009	$8.7
NOTE 6. Other Accrued Liabilities

	December 31,	September 30,
(in millions)	2008	2009
Compensation and other employee benefits	$7.5	$7.1
Accrued taxes	1.5	0.9
Accrued expense	7.0	6.7
Other	4.1	6.5

Total other accrued liabilities	$20.1	$21.2

NOTE 7. Debt
Letters of Credit
As of September 30, 2009, we had $22.8 million in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements as both short and long term restricted cash. The letters of credit, and related restricted cash amounts will be released when the respective contract obligation has been fulfilled by us.
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and fees and expenses of $10.2 million. As of September 30, 2009, we have an accreted outstanding amount of $342.9 million senior secured notes which mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,099.0 million as of September 30, 2009. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
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
There was no accrued interest for the senior secured notes at December 31, 2008 and the total accrued interest on the senior secured notes at September 30, 2009 was $16.0 million. Total interest incurred, including accretion of debt discount and amortization of deferred financing fees, for the three and nine months ended September 30, 2009 was $10.7 million and $18.0 million, respectively, which was capitalized in construction costs of our satellite.
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
The weighted average interest rate on the total outstanding debt at December 31, 2008 and September 30, 2008 was 9.2% and 8.3%, respectively. Total accrued interest was $3.5 million at December 31, 2008. Total interest incurred for the three and nine months ended September 30, 2008, was $6.6 million and $20.1 million, respectively, of which $5.8 million and $16.3 million, respectively, was capitalized in the construction costs of our satellites. There was no interest incurred for the three months ended September 30, 2009 and $9.6 million for the nine months ended September 30, 2009 of which $9.6 million was capitalized in the construction costs of our satellites. Interest capitalized is higher in 2009 due to the fact total costs incurred on WorldView-2 exceeds our outstanding debt.
With the issuance of our senior secured notes on April 28, 2009, the senior credit facility obligations were paid in full.
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

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
The Second Swap was designated and qualified as a cash flow hedge and has been accounted for as such through February 8, 2009. On February 9, 2009, the Company amended the senior credit facility, and as a result the Company’s Swaps became ineffective and no longer qualified as cash flow hedges. From February 9, 2009 through April 28, 2009, the fair value changes of these derivative instruments have been recorded in the Condensed Consolidated Income Statement.
On January 8, 2009, we entered into a swap agreement (the Third Swap) with an affiliate of Morgan Stanley & Co. Incorporated. We traded the floating 3-month LIBOR rate on $130.0 million of our senior credit facility to a fixed rate of 2.00% until maturity of the loan on October 20, 2011. The covenants in our senior credit facility required a minimum interest rate hedge of $100.0 million. The Third Swap satisfied this obligation through the maturity date of the loan. A net loss of $1.8 million was recognized on derivatives in the nine month period ended September 30, 2009. No material gain or loss was recognized in the year ended December 31, 2008, as the related interest expense incurred is mainly capitalized as part of the construction of our satellites.
At December 31, 2008, a current liability related to the Second Swap in the amount of $1.0 million was included in accrued liabilities to related party. A net loss of $1.5 million was recorded in accumulated other comprehensive income in equity at December 31, 2008. With the issuance of the Third Swap in January 2009 and the amendment to the senior credit facility in February of 2009, all fair value changes on the derivatives were recorded in the income statement through the expiration of the Second Swap on April 18, 2009, and the termination of the Third Swap on April 28, 2009. Due to the Company’s payoff of the senior credit facility the Swaps were no longer required. With the termination of the Swaps, the Company has recorded the accumulated other comprehensive income balance as an additional cost to the WorldView-2 satellite.
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
With the issuance of our senior secured notes during the second quarter of 2009, we recorded an early extinguishment of debt representing the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and a prepayment penalty of $1.8 million related to the senior subordinated notes.
NOTE 8. Shareholders Equity and Other Comprehensive Earnings (Loss)
On May 14, 2009, the Company completed an initial public offering consisting of 14,700,000 shares of common stock at $19.00 per share. In connection with the initial public offering, the Company effected a 1-for-5 reverse stock split on April 28, 2009. At September 30, 2009, the Company’s Board of Directors had the authority to issue 250,000,000 shares of common stock. At September 30, 2009, 44,934,831 shares of common stock were issued and outstanding.
Other Comprehensive Earnings (Loss)
Other comprehensive earnings (loss) include the cumulative effect of realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment during the nine months ended September 30, 2009. With the expiration and settlement of our financial derivatives the amounts recorded in accumulated other comprehensive earnings (loss) were capitalized to the cost of the WorldView-2 satellite as of September 30, 2009. There is no difference between net income and other comprehensive earnings (loss), for the three and nine month periods ended September 30, 2009.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Stock-Based Compensation Programs
Pursuant to the Company’s 2007 Stock Option Plan, the Company may, from time to time, issue certain equity based awards, including stock options, restricted stock, and unrestricted shares (Equity Awards). Equity Awards may be awarded to employees, officers, directors and certain consultants of the Company. To date, issued Equity Awards have consisted of stock options and restricted stock. Since the completion of the initial public offering on May 14, 2009, the Company has utilized the daily closing stock price to determine the value of our Equity Awards. The date of grant of the awards is used for the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.
A summary of stock option activity for the nine months ended September 30, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual Term	Intrinsic Value
	of Shares	Exercise Price	(in years)	(in millions)(2)
Balance — December 31, 2008	2,758,284	$19.10	7.75	8.6
Granted	808,813
Exercised(1)	53,680
Forfeited/Expired	200,492

Outstanding — September 30, 2009	3,312,925	$19.52	7.19	13.2

Exercisable — September 30, 2009	2,011,752	$17.69	6.03	11.4

(1)	Upon exercise shares are issued from the authorized but unissued shares designated for issuance pursuant to the stock option plans.

(2)
Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2008 and September 30, 2009, respectively, which option holders would have realized had they exercised their options as of that date.

Weighted-average grant-date fair values for option awards granted was $9.07 for the nine months ended September 30, 2009. The total fair value of options vested for the nine months ended September 30, 2009 was $5.6 million.
The Company recognized stock-based compensation of $1.0 million and $1.5 million during the three month period ended September 30, 2008 and 2009, respectively, of which $0.2 million and $0.2 million, respectively, was capitalized to assets under construction, and $2.9 million and $6.2 million for the nine month period ended September 30, 2008 and 2009, respectively, of which $0.4 million and $0.7 million, respectively, was capitalized to assets under construction.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected dividend yield	0.0%
Expected stock price volatility	56.6%–59.0%
Risk-free interest rate	1.7%–2.4%
Expected life of options (years)	5.0
Forfeiture rate	2.0%
Expected volatility is based on a variety of comparable companies within our industry, currently looking back five years (if available). The expected life and forfeiture rate are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.
The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the nine months ended September 30, 2009 was $0.9 million.
As of September 30, 2009 there was a total of $11.1 million of unrecognized expense remaining to be recognized over a weighted average period of 2.8 years.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Restricted Stock
On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (“LTIP”) with a fair value of $22.10 per share. All units granted vest 1/3 each year beginning on March 31, 2009. Upon vesting, units are converted into shares of common stock. As of September 30, 2009, 10,000 units had vested. A summary of restricted stock activity for the nine months ended September 30, 2009 is presented below:

		Weighted-Average
Non-vested Restricted Stock	No. of Shares	Grant Date Fair Value
Non-vested at December 31,2008	30,000	$22.10
Granted	—	—
Forfeited		—
Vested	(10,000)	22.10
Non-vested at September 30, 2009	20,000	$22.10
As of September 30, 2009, there was $0.3 million of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years.
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
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in millions)	2008	2009	2008	2009
Basic earnings per share:
Net income	$14.3	$14.6	$40.0	$33.6

Basic weighted average number of common shares outstanding	43.5	44.7	43.4	44.2
Assuming exercise of stock options	0.8	0.7	0.7	0.5

Diluted weighted average number of common shares outstanding, as adjusted	44.3	45.4	44.1	44.7

Earnings per share:
Basic	$0.33	$0.33	$0.92	$0.76

Diluted	$0.32	$0.32	$0.91	$0.75

The number of options that were excluded from EPS, calculated as the effects thereof were anti-dilutive, were 1.1 million, 2.2 million, 1.0 million and 2.2 million for the three months ended September 30, 2008 and 2009 and the nine months ended September 30, 2008 and 2009, respectively.
NOTE 10. Related Party Transactions
As a result of the Company’s initial public offering in May 2009, the Company has reevaluated related parties due to the change in ownership and has concluded that Morgan Stanley and Beach Point Capital Management L.P. remain its only related parties. On a prospective basis, the Company will only update related party information for these two entities. As a result of the initial public offering, Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates, and Telespazio S.p.A./Eurimage S.p.A. are no longer related parties going forward from the initial public offering date. Historical information pertaining to these companies will continue to be disclosed if balances and activity for these entities is included in the financial statements presented.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Morgan Stanley
There were no amounts owed to Morgan Stanley in accounts payable and/or accrued liabilities to related party at December 31, 2008. There were no amounts owed to Morgan Stanley in accrued liabilities to related party at September 30, 2009.
The accrued interest on the Second Swap transaction owed by the Company to an affiliate of Morgan Stanley & Co. Incorporated was $(0.1) million at December 31, 2008. There was no accrued interest related to the Second Swap at September 30, 2008. The fair value of the Swap transactions at December 31, 2008, was $(1.0) million. The Second Swap terminated on April 18, 2009 and the Company paid the fair value of the Third Swap in conjunction with the repayment of our senior credit facility and senior subordinated notes. The Company did not have any swaps at September 30, 2009.
At December 31, 2008 and September 30, 2009 Morgan Stanley & Co. Incorporated and its affiliates held 15,968,099 and 14,365,995 shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between us and Morgan Stanley, currently, five Morgan Stanley designees have been duly elected to and are serving on our Board of Directors. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange.
In February 2008, we issued Senior Subordinated Unsecured Notes in the amount of $40.0 million before issuance costs to Morgan Stanley & Co. Incorporated and Post Advisory Group, LLC (now Beach Point Capital) and their related funds and affiliates. In addition, an affiliate of Morgan Stanley & Co. Incorporated earned fees totaling $0.4 million for the placement of these notes.
As a result of the debt repayment in April 2009, all deferred financing fees paid to Morgan Stanley associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million and $7.1 million in new deferred financing fees. In April 2009, we paid our senior subordinated notes in full.
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
In May 2009, Morgan Stanley & Co. Incorporated was the book-running manger for our IPO.
Beach Point Capital Management L.P. (assignee of Post Advisory Group LLC)
In January 2009, Beach Point Capital Management L.P. (Beach Point Capital) assumed certain rights and obligations from Post Advisory Group LLC. In connection with that assignment, Beach Point Capital became investment manager of certain funds that hold stock of the Company. In February 2008, we issued Senior Subordinated Unsecured Notes in the amount of $40.0 million before issuance costs to Morgan Stanley & Co. Incorporated and funds and affiliates that are now managed by Beach Point Capital. In addition, Beach Point Capital and their related funds and affiliates earned fees totaling $0.4 million for the placement of these notes.
As a result of the debt repayment in April of 2009, all deferred financing fees paid to Beach Point Capital associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million. In April 2009, we paid our senior subordinated notes in full.
At December 31, 2008 and September 30, 2009, Beach Point Capital and their related funds and affiliates held 6,487,923 and 4,751,646 shares, respectively, of the Company’s common stock.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Ball Corporation
Under various contracts with Ball Aerospace, we incurred expenses of $4.4 million and $27.3 million for the three and nine month periods ended September 30, 2008, respectively, which were capitalized as part of the costs of building our WorldView-1 and 2 satellites. We incurred expenses of $13.1 million for the year 2009 until the initial public offering date, which was capitalized as part of the costs of building our WorldView-2 satellite. There were no amounts owed to Ball Aerospace in accounts payable to related party at December 31, 2008. There were no amounts owed to Ball Aerospace in accrued liabilities to related party at December 31, 2008.
At December 31, 2008, Ball Corporation and its affiliates held 2,791,090 shares of the Company’s common stock. During 2007, Ball Corporation had a designated representative serving on the Board. This representative resigned from the Board in December 2007.
Hitachi, Ltd. Hitachi Software Engineering Co., Ltd.
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
Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.4 million and $1.0 million for the three and nine months ended September 30, 2008, respectively. Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.5 million for the year 2009 until the initial public offering date. These amounts are accounted for as a reduction of revenue in the consolidated statements of operations. Amounts owed to Hitachi in accrued liabilities to related party totaled $0.1 million at December 31, 2008.
Hitachi Software purchased approximately $5.4 million and $8.6 million of the Company’s products in the three and nine months ended September 30, 2008 and $2.7 million for the year 2009 until the initial public offering date. Hitachi had a balance in accounts receivable from related party of $0.9 million at December 31, 2008.
At December 31, 2008, Hitachi and its affiliates held 3,309,145 shares of the Company’s common stock. Until January 2008, they had a designated representative serving on the board of directors.
ITT Industries, Inc./Eastman Kodak
Under various contracts with ITT Industries, we incurred expenditures of $0.2 million and $6.7 million for the three and nine months ended September 30, 2008, and $0.8 million for the year 2009 until the initial public offering date, which were capitalized as part of the costs of building our satellites. There were no amounts owed in accounts payable to related party at December 31, 2008. Amounts owed to ITT Industries in accrued liabilities to related party totaled $0.1 million at December 31, 2008.
At December 31, 2008, ITT held 770,208 shares of the Company’s common stock.
MacDonald Dettwiler and Associates
Since September 1996, we have had a series of agreements with MDA, a stockholder of the Company, for purchase of various goods, software licenses and engineering and related services.
Under various agreements we have incurred expenditures of $2.6 million and $8.2 million for the three and nine months ended September 30, 2008, respectively, and $3.1 million for the year 2009 until the initial public offering date. Total costs incurred with MDA related to the construction of the direct access facility for Hitachi of $13.6 million was recorded as long term deferred contract costs to related parties at December 31, 2008. Remaining expenditures have been capitalized in the cost of the satellites. Amounts owed to MDA in accrued liabilities to related party totaled $1.0 million at December 31, 2008.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
At December 31, 2008, MDA and its affiliates held 27,667 shares of the Company’s common stock.
Telespazio S.p.A./Eurimage S.p.A.
Telespazio S.p.A. (Telespazio), is a master reseller of our products and services in Europe. Telespazio earned sales commissions on direct sales by the Company to customers in its region of $0.2 million and $0.4 million for the three and nine months ended September 30, 2008, respectively and $0.5 million for the year 2009 until the initial public offering date. Amounts owed to Telespazio in accounts payable to related party totaled $1.8 million at December 31, 2008.
Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $1.5 million and $4.4 million of the Company’s products in the three and nine months ended September 30, 2008 and $1.6 million for the year 2009 until the initial public offering date. Amounts owed to us by Telespazio/Eurimage in accounts receivable from related party totaled $0.3 million at December 31, 2008.
At December 31, 2008, Telespazio and its affiliates held 794,641 shares of the Company’s common stock.
NOTE 11. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease approximately 168,766 square feet of office and operations space in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $8.5 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.8 million and $3.0 million of net leasehold improvements at December 31, 2008 and September 30, 2009, respectively, which we are amortizing ratably over the life of the leasehold improvements.
Rent expense net of sublease income approximated $0.5 million and $0.5 million for the three months ended September 30, 2008 and 2009, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 2008 and 2009, respectively.
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
In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates losses from such indemnification based on the likelihood that the future event will confirm the loss ranging from probable to remote. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in the Company’s financial statements.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 12. Subsequent Events
On October 8, 2009, the Company purchased additional insurance coverage on our WorldView-2 satellite. The additional insurance coverage of $8.0 million covers launch plus three years of operations.
On October 8, 2009, the Company had a successful launch and deployment of our WorldView-2 satellite. The DigitalGlobe ground station received a downlink signal confirming that the satellite successfully separated from its launch vehicle and automatically initialized its onboard processors. On October 19, 2009, the Company publicly released imagery confirming the ability of the WorldView-2 satellite to conduct imaging operations. WorldView-2 is currently undergoing a verification and calibration of WorldView-2 imagery. The Company expects imagery from WorldView-2 to be commercially available approximately 90 days after launch.
Subsequent to the end of the third quarter the Company has received payments from certain DAP customers which are restricted as security for letters of credit, as described in Note 7.
On October 15, 2009, we placed $40.0 million of in-orbit insurance coverage on our QuickBird satellite for a one year period ending October 18, 2010.
Our Company has evaluated and disclosed all subsequent events have occurred from September 30, 2009 through November 10, 2009, the filing date of this Quarterly Report Form 10-Q. Other than the four subsequent events listed above, there were no other subsequent events that required disclosure in our financial statements.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss or reduction of any of our primary contracts; the failure of our WorldView-2 satellite to commission successfully or as scheduled; the loss or impairment of our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission, including our Prospectus filed with the Commission on May 14, 2009.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
Overview
We are a leading global provider of commercial high resolution earth imagery products and services. We own and operate three imagery satellites; we believe that with QuickBird and WorldView-1 we offer among the highest collection rates, resolution and among the most sophisticated technical capabilities in the commercial market today. We launched our WorldView-2 satellite on October 8, 2009 and upon successful commissioning, we expect that the collection capacity from our constellation will nearly double. Together, our QuickBird, WorldView-1, and WorldView-2 satellites will be capable of collecting over 500 million square kilometers of imagery per year upon successful commissioning of our WorldView-2 satellite. The proprietary imagery we collect is added daily to our ImageLibrary, which currently houses more than 815 million square kilometers of high resolution earth imagery, an area greater than five times the earth’s land mass. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available.
Our products and services support a wide variety of uses such as defense and intelligence initiatives, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and foreign civil government agencies.
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. Our imagery products and services are comprised of satellite and aerial imagery that we process to varying levels according to the customer’s specifications. We deliver our products and services using the distribution method that best suits our customers’ needs. Customers acquire our imagery either by placing a tasking order for our satellites to collect data to their specifications or purchasing satellite and aerial images that are archived in our ImageLibrary.
On May 14, 2009, we completed an initial public offering consisting of 14,700,000 shares of common stock at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling shareholders and 1,366,256 shares sold by us. After deducting payment of the underwriters’ discounts and commissions and offering expenses, the net proceeds to us from the sale of the shares in the offering were approximately $19.0 million.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Our principal source of revenue is the licensing of our earth imagery products and services to end users, application providers and resellers.
Revenue from defense and intelligence customers accounted for 82.5% and 80.6% of our total revenue in the three months ended September 30, 2008 and 2009, respectively, and 82.0% and 83.0% of our total revenue in the nine months ended September 30, 2008 and 2009, respectively. Revenue from commercial customers accounted for 17.5% and 19.4% of our total revenue in the three months ended September 30, 2008 and 2009, respectively, 18.0% and 17.0% of our total revenue in the nine months ended September 30, 2008 and 2009, respectively. Growth in defense and intelligence revenue as a percentage of total revenue was due to increases in National Geospatial-Intelligence Agency (NGA) purchases under the NextView agreement, including the start of deliveries of imagery products and services from our WorldView-1 satellite to NGA in late 2007. We expect this trend to continue through 2009 as a result of the NextView extension. The successful operational commissioning of our WorldView-2 satellite, launched on October, 8, 2009, may contribute to a continuation of this trend, depending upon, in part, the date on which WorldView-2 is fully commissioned and we begin receiving revenue from the sales of WorldView-2 imagery, continued funding by the U.S. government of purchases of our imagery products and services, including WorldView-2 imagery, and the success of our Direct Access Program (DAP). Funding for U.S. government purchases of our imagery products and services is subject to appropriation of funds by Congress. Should appropriated funds fall below current levels, we could experience a decrease in our defense and intelligence revenue trend. We generated approximately 84.6% and 83.5% of our revenue in the United States and Canada for the three months ended September 30, 2008 and 2009, respectively, and 85.4% and 84.6% of our revenue in the United States and Canada for the nine months ended September 30, 2008 and 2009, respectively. We generated approximately 15.4% and 16.5% of our revenue outside of the United States and Canada in the three months ended September 30, 2008 and 2009, and 14.6% and 15.4% of our revenue outside of the United States and Canada in the nine months ended September 30, 2008 and 2009, respectively. We generated approximately 69.7% of our revenue from paid tasking and 30.3% from our ImageLibrary for the nine month period ended September 30, 2009 (treating all of the revenue from the Service Level Agreement (SLA) under the NextView agreement as paid tasking and excluding amortized revenue).
We will not recognize revenue from a DAP customer until the ground terminal is placed into operation and we can provide contractually specified access time to our WorldView-1 and World-View-2 satellites. The success of DAP will depend on our ability to secure contracts with potential customers and on our ability to obtain U.S. government approval for contracts with these customers. As described in “Risk Factors – Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan,” in our Prospectus filed with the SEC on May 14, 2009, our failure to obtain approval from the U.S. government for future DAP customers could limit our sales and negatively affect our defense and intelligence revenue trend.
Defense and Intelligence Revenue
Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government purchases our imagery products and services primarily through NGA, under the NextView agreement on behalf of various agencies within the U.S. government. Other U.S. defense and intelligence customers include defense and intelligence contractors, such as Harris Corporation and Lockheed Martin Corporation. Defense and intelligence contractors provide an additional outlet for our imagery by providing value added services, including advanced processing and/or combining our data with other information to deliver a final product to a customer.
Our defense and intelligence customers focus on image quality and availability. Quality includes resolution, accuracy, and visual clarity; availability includes frequency of area revisit and coverage, as well as committed access to certain amounts of our capacity as they integrate our products and services into their operational planning. Our customers in this segment prefer to operate under contracts with purchase commitments, through which we receive quarterly or semi-annual pre-payments in exchange for delivering specific orders to the customer. The revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. For the nine month period ended September 30, 2009, we generated approximately 80.4% of our defense and intelligence revenue from paid tasking and 19.6% from our ImageLibrary (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three and nine months ended September 30, 2009, we sold to our defense and intelligence customers both directly and through resellers, with 96.9% and 96.2%, respectively, of our defense and intelligence revenue coming from direct sales and 3.1% and 3.8%, respectively, from resellers.
For the three and nine months ended September 30, 2009, $54.6 million, or 94.2%, and $160.9 million, or 92.7%, respectively of our defense and intelligence revenue was generated within the United States and Canada, and $3.3 million, or 5.8%, and $12.6 million, or 7.3%, respectively was generated from international defense and intelligence customers. For the three and nine months ended September 30, 2009, our top five defense and intelligence customers accounted for 96.4% and 97.1%, respectively of our defense and intelligence revenue. NGA was our only customer that accounted for more than 10% of our revenue in the three and nine months period ended September 30, 2009. NGA accounted for approximately 74.0% and 74.2% of our revenue for the three months ended September 30, 2008 and 2009, respectively, and 74.4% and 75.8% for the nine months ended September 30, 2008 and 2009, respectively.
Commercial Revenue
Our commercial business consists of (i) traditional customers, primarily international civil governments and energy, telecommunications, utility and agricultural companies that use our content for mapping, monitoring, analysis, planning activities and content aggregation, and (ii) customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market. We call this second type of customer an integrated information customer.
Most of our traditional commercial customers purchase our imagery products and services on an as-needed basis, either from the ImageLibrary or by placing tasking orders. By contrast, some of our integrated information customers prefer contracts to maintain access to our imagery archive, or provide subscriptions to access our ImageLibrary. The majority of revenue from the commercial segment has historically been generated from sales of imagery products and services from our ImageLibrary, with a smaller proportion from tasking orders. We believe this trend will continue in 2009. For the nine month period ended September 30, 2009, we generated approximately 24.7% of our commercial revenue from paid tasking and 75.3% from our ImageLibrary.
Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers, with 63.4% and 59.1%, respectively, of our commercial revenue coming from resellers and 36.6% and 40.9%, respectively, coming from direct sales for the three and nine month periods ended September 30, 2009.
For the three and nine month periods ended September 30, 2009, $5.4 million, or 38.9%, and $15.9 million, or 44.8%, respectively, of our commercial revenue was generated in the United States and Canada and $8.5 million, or 61.1%, and $19.6 million, or 55.2%, respectively, was generated outside of the United States and Canada. For the three and nine month periods ended September 30, 2009, our top five commercial customers accounted for 51.5% and 45.7%, respectively, of our commercial revenue. None of these customers accounted for more than 10% of our revenue for the three and nine month periods ended September 30, 2009. We believe that we will have additional opportunities in some of the countries with developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that over the long-term, revenue in our commercial segment will be higher outside of the United States and Canada.
Backlog
Total backlog was $298.4 million as of September 30, 2009. Total backlog includes $75.0 million under the NextView agreement, substantially all of which is expected to be recognized prior to March 31, 2010 when the NextView agreement is scheduled to expire. This represents payments under the SLA for imagery time on WorldView- 1 that is committed to NGA. Total backlog also includes $223.4 million of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, amounts committed under DAP agreements and funded and unfunded task orders from our government customers. Of this amount, we expect that $11.5 million will be recognized over the remainder of 2009. In addition, there is $220.1 million of remaining unamortized revenue related to pre-FOC payments from NGA, of which $6.4 million is expected to be recognized during the remainder of 2009.
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

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the Three Month Period Ended September 30, 2009 Compared to the Three Month Period Ended September 30, 2008
The following table summarizes our historical results of operations for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended
	September 30,		Change
(in millions)	2008	2009	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$55.1	$57.9	$2.8	5.1%
Commercial revenue	11.7	13.9	2.2	18.8

Total revenue	66.8	71.8	5.0	7.5
Cost of revenue excluding depreciation and amortization	5.7	7.8	2.1	36.8
Selling, general and administrative	17.8	21.5	3.7	20.8
Depreciation and amortization	18.8	18.6	(0.2)	(1.1)

Income from operations	24.5	23.9	(0.6)	(2.4)
Interest income (expense), net	(0.7)	—	0.7	100.0

Income before income taxes	23.8	23.9	0.1	0.4
Income tax expense	(9.5)	(9.3)	0.2	2.1

Net income	$14.3	$14.6	$0.3	2.1%

	Three Months Ended
	September 30,
	2008	2009
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	8.5	10.9
Selling, general and administrative	26.6	29.9
Depreciation and amortization	28.1	25.9

Income from operations	36.8	33.3
Interest income (expense), net	(1.0)	—

Income before income taxes	35.8	33.3
Income tax expense	(14.2)	(13.0)

Net income	21.6%	20.3%

Domestic defense and intelligence revenue increased by $3.9 million, primarily due to $3.7 million from NGA projects and a $0.2 million increase in domestic defense contractors and civil government sales during the three months ended September 30, 2009. International defense and intelligence revenue decreased by $1.1 million, due to weaker sales volumes in Europe and Asia.
The decrease in domestic commercial revenue of $0.6 million was due to a decline of sales in the Americas. In the Americas, the lower sales were a result of lower sales volume through our resellers. International commercial revenue increased $2.8 million primarily due to higher sales volumes in Asia with strategic accounts.
Cost of revenue increased due to (i) a $0.9 million increase in consulting and other third-party costs related to certain project sales, (ii) a $0.7 million increase in labor costs resulting from increase in salaries and fringe benefit costs and overhead allocation, and (iii) a $0.4 million increase in the amortization of purchased aerial imagery.
Selling, general and administrative expenses increased due to (i) a $3.6 million increase in expenses from compensation, travel and related costs due to increased headcount, (ii) increased stock compensation expense of $0.6 million resulting from stock awards and option grants made in the second quarter of 2009, offset by $0.2 million decrease in bad debt expense, and a decrease of $0.4 million in marketing, accounting, consulting and other professional services expenses.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and amortization for the three month period ended September 30, 2009, decreased by $0.2 million due to a decrease of $1.4 million due to extending the life of QuickBird satellite, offset by an increase of $1.2 million primarily due to bringing other assets into service.
The change from interest expense to interest income is primarily due to all interest expense being capitalized in 2009, due to the fact that our total costs incurred on WorldView-2 exceeds our outstanding debt, whereas, not all interest was capitalized in the comparable period in 2008 based on our spending level on the satellite and other projects. Upon operational commissioning of WorldView-2, most of our interest will no longer be capitalized and interest expense will increase.
In order to calculate our income tax expense, we performed an analysis of our projected 2009 operating results to determine an effective overall tax rate to be applied for each quarter of 2009.
For the Nine Month Period September 30, 2009 Compared to the Nine Month Period September 30, 2008
The following tables summarize our historical results of operations for the nine month period September 30, 2009 compared to the nine month period September 30, 2008, and our expenses as a percentage of revenue for the periods indicated:

	Nine Months Ended
	September 30,		Change
(in millions)	2008	2009	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$166.5	$173.5	$7.0	4.2%
Commercial revenue	36.5	35.5	(1.0)	(2.7)

Total revenue	203.0	209.0	6.0	3.0
Cost of revenue excluding depreciation and amortization	19.9	22.2	2.3	11.6
Selling, general and administrative	54.5	65.6	11.1	20.4
Depreciation and amortization	56.4	56.2	(0.2)	(0.4)

Income from operations	72.2	65.0	(7.2)	(10.0)
Loss from early extinguishment of debt	—	(7.7)	(7.7)	(100.0)
Loss on derivative instruments	—	(1.8)	(1.8)	(100.0)
Interest income (expense), net	(3.2)	0.1	3.3	103.1

Net income before income taxes	69.0	55.6	(13.4)	(19.4)
Income tax expense	(29.0)	(22.0)	7.0	24.1

Net income	$40.0	$33.6	$(6.4)	(16.0)%

	Nine Months Ended
	September 30,
	2008	2009
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	9.8	10.6
Selling, general and administrative	26.8	31.4
Depreciation and amortization	27.8	26.9

Income from operations	35.6	31.1
Loss from early extinguishment of debt	—	(3.7)
Loss on derivative instruments	—	(0.9)
Interest income, net of interest expense	(1.6)	—

Income before income taxes	34.0	26.5
Income tax expense	(14.3)	(10.5)

Net income	19.7%	16.0%

Domestic defense and intelligence revenue, increased by $6.3 million, primarily due to $7.0 million from NGA projects offset by a $0.7 million decrease in civil government revenue. International defense and intelligence revenue increased $0.7 million, primarily due to increased revenue from customers in Europe and the Middle East.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Domestic commercial revenue decreased $2.9 million, primarily due to lower sales volumes in both subscriptions and sales of archive imagery in the Americas. International commercial revenue increased $1.9 million, primarily due to increased sales to customers in Asia.
The increase in cost of revenue expenses is attributable to (i) a $1.0 million increase in the amortization of purchased aerial imagery, and (ii) an increase in labor costs, stock compensation and bonus expense of $1.0 million and (iii) an increase in consulting, accounting and other professional services costs of $0.3 million.
Selling, general and administrative expenses increased by (i) $7.7 million of increased expenses from compensation, travel and related costs resulting from increased headcount, (ii) an increase in stock compensation of $2.9 million, (iii) an increase in third party commission of $1.3 million, (iv) an increase in bad debt expenses of $0.8 million, and (v) an increase of $0.5 million in insurance expense, partially offset by a decrease of $2.1 million in accounting, professional services, and consulting costs.
Depreciation and amortization for the nine months ended September 30, 2009 decreased by $0.2 million due to a decrease of $1.4 million as a result of extending the life of QuickBird satellite, offset by an increase of $1.2 million primarily due to bringing other assets into service.
The loss from early extinguishment of debt for the nine month period ended September 30, 2009, was $7.7 million, due to our issuance of senior secured notes with a face value of $355.0 million in April 2009 and repayment in full of our senior credit facility and our senior subordinated notes. The early extinguishment of debt represents the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and includes a prepayment penalty of $1.8 million related to the senior subordinated notes.
Due to changes made on our senior secured debt in the first quarter of 2009, our Swap arrangements became ineffective for accounting purposes and a loss of $1.8 million was recorded through earnings. In April 2009, in connection with the repayment of our senior secured notes our Swap was terminated.
The change from interest expense to interest income is primarily due to all interest expense being capitalized in 2009, due to the fact that our total costs incurred on WorldView-2 exceeds our outstanding debt, whereas only a portion of our interest was capitalized in 2008 based on our spending level on the satellite and other projects. Upon operational commissioning of WorldView-2, most of our interest will no longer be capitalized and interest expense will increase.
The decrease in income tax expense is primarily due to a decrease in pre-tax income. We performed an analysis of our projected 2009 operating results to determine an effective overall tax rate of 40% to be applied for 2009. Also, in the second quarter of 2008 the Company made an out-of-period adjustment, which resulted in an increase in income tax expense of $1.4 million. In connection with the preparation of the second quarter income tax provision and the 2007 federal income tax return, the Company became aware of certain adjustments that should have been made to release of the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carry forward recorded as a deferred tax asset as of December 31, 2007, and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences.
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next 12 months provided that NGA continues to purchase imagery from us at current levels. In June 2009, we announced that we have extended the SLA at $12.5 million per month through March 31, 2010, with an option to extend similar terms through the end of December 2010. Our cash and cash equivalents balance was $96.1 million at September 30, 2009.
In May 2009, in conjunction with our initial public offering, we received approximately $19.0 million of net proceeds.
In April 2009, we issued $341.8 million accreted value of our senior secured notes and used $280.3 million of the net proceeds to repay in full our senior credit facility and senior subordinated notes and will use the remaining balance for transaction costs and general corporate purposes. The note transaction resulted in net proceeds to us of $49.8 million, after giving effect to the debt repayment, increased cash interest expense and an extension of debt maturities. The net result is that our liquidity improved as of September 30, 2009. As of the issuance date of the senior secured notes, the cumulative spending on the WorldView-2 satellite exceeds the accreted value of our debt. Therefore, we will capitalize all of the interest expense, including the accretion of the debt discount and amortization of debt issue costs on the notes to the WorldView-2 satellite under construction until we reach commissioning of the satellite. We launched our WorldView-2 satellite October 8, 2009. The satellite must be calibrated and tested to confirm operational capability, a commissioning process that we expect to take approximately 90 days.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We estimate the additional costs to test and achieve operational capability of WorldView-2 will be $38.4 million in 2009 for the remainder of 2009, including unallocated contingency, including $13.0 million accrual related to the on-orbit success of the WorldView-2 satellite. Additional costs to complete the final testing of WorldView-2 consist predominantly of capitalized interest, internal labor, and third-party software.
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
In summary, our cash flows were:

	Nine Months Ended
	September 30,
(in millions)	2008	2009
Net cash provided by operating activities	$127.3	$107.0
Net cash used in investing activities	(105.7)	(154.2)
Net cash provided by financing activities	$37.2	$82.5
In the first nine months of 2009, our operating cash flow reflected net income generated during the period of $33.6 million, adjusted for non-cash items such as depreciation and amortization expense of $56.2 million, stock-based compensation of $5.5 million, a decrease in long-term deferred revenue of $19.8 million primarily due to amortization of the pre-FOC payments made to us by NGA under the NextView agreement, and non-cash deferred income tax expense of $20.5 million. Operating cash flows include an increase in deferred revenue of $12.4 million, offset by an increase in deferred contract costs from related party of $11.7 million and a decrease in accounts receivable of $6.1 million.
In the first nine months of 2008, our operating cash flow reflected net income generated during the period of $40.0 million, adjusted for non-cash items such as depreciation and amortization expense of $56.4 million, stock-based compensation of $2.5 million a decrease in long term deferred revenue of $19.1 million primarily due to amortization of the pre-FOC payments made to us by NGA under the NextView agreement, and a decrease in deferred income tax assets of $26.6 million. Operating cash flows included a decrease in accounts receivable of $14.9 million, an increase in deferred contract costs from related party of $7.7 million, and an increase in deferred revenue from related party of $6.5 million
Cash paid for satellite and related ground facilities construction was $100.8 million and $121.4 million, for the nine months ended September 30, 2008 and 2009, respectively.
Cash provided by financing activities was $37.2 million and $82.5 million for the nine months ended September 30, 2008 and 2009, respectively. In February 2009 we amended our senior credit facility and paid a fee of $0.7 million. In April 2009, we issued senior secured notes net of discount and net of fees of $330.9 million, which was used to repay in full the senior credit facility and senior subordinated notes, plus accrued interest.
Senior Credit Facility and Senior Subordinated Notes
In April 2009, we repaid in full our $230.0 million senior credit facility and our $47.0 million senior subordinated notes, including accrued interest, with the proceeds from the issuance of our senior secured notes.
Senior Secured Notes
On April 28, 2009, we issued $355.0 million principal amount of our senior secured notes. Net proceeds of $341.8 million were used to repay our senior credit facility and senior subordinated notes in full and pay fees and expenses associated with the transaction. The remaining proceeds will be used for general corporate purposes. The senior secured notes mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, our QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,099.0 million as of September 30, 2009. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 of each year.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We may redeem some or all of the senior secured notes after May 1, 2012, at a redemption price equal to 105.25% of their principal amount through May 1, 2013 and 100% thereafter, plus, in each case, accrued and unpaid interest. In addition, at any time on or prior to May 1, 2012, we may redeem up to 35% of the aggregate principal amount of the senior secured notes with the net cash proceeds of certain equity offerings at 110.5% of the principal amount plus accrued and unpaid interest. In the event of certain change of control events, holders of the senior secured notes will have an opportunity to sell us their notes at a purchase price of 101% of the accreted value of such notes, plus accrued and unpaid interest.
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
We had no off-balance sheet arrangements as of December 31, 2008 or September 30, 2009.
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
We do not currently have any material foreign currency exposure. Our revenue contracts are primarily denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4:	Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer (Jill D. Smith, Chairman, Chief Executive Officer and President) and Chief Financial Officer (Yancey L. Spruill, Executive Vice President, Chief Financial Officer and Treasurer), as appropriate, to allow timely decisions regarding required disclosures.
Our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2009.
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

DigitalGlobe, Inc.
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
2.1 Unregistered Sales of Equity Securities
None.
2.2 Use of Proceeds from Public Offering of Common Stock
On May 13, 2009, our registration statement (File No. 333-150235) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 1,366,256 shares of common stock by the Company and the associated sale of 13,333,744 shares of common stock by selling shareholders, and granted the underwriters the right to purchase an additional 2,205,000 shares from us to cover over-allotments at a public offering price of $19.00 per share. The underwriters’ overallotment option was not exercised and such shares were not sold. On May 19, 2009, the offering closed for an aggregate gross offering proceeds of $25.9 million to us and $253.3 million to the selling shareholders.
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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

DigitalGlobe, Inc.

Item 5.	Other Information
The Board of Directors of the Company has determined that the Company’s 2010 Annual Meeting of Stockholders will be held on Wednesday, May 19, 2010.
In order for a stockholder proposal, including the nomination of a director, to be considered timely for the 2010 Annual Meeting, the proposal must be received by our Corporate Secretary no later than January 22, 2010. Stockholder proposals must meet all applicable requirements set forth in the federal securities laws and the rules and regulations promulgated thereunder and our bylaws. Our bylaws state, among other things, that to properly bring business before an annual meeting, a shareholder must give notice to the Secretary in proper written form not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary of the immediately preceding Annual Meeting of shareholders.
Proposals must be sent to our principal executive office: DigitalGlobe, Inc., Attn: Corporate Secretary, 1601 Dry Creek Drive, Suite 260, Longmont, Colorado 80503.

Item 6:	Exhibits
a: Exhibits

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.