Form 10-K
period 2009-12-31
DIGITALGLOBE INC
filed 2010-02-24
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File No. 001-34299
DIGITALGLOBE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1420852 (I.R.S. Employer Identification No.)
1601 Dry Creek Drive, Suite 260 Longmont, Colorado (Address of principal executive office)	80503 (Zip Code)
(303) 684-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	New York Stock Exchange

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $19.20 as reported by the New York Stock Exchange was $494,908,051.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 22, 2010 (latest practicable date) was 45,260,747, shares.
Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words.
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss or reduction of any of our primary contracts; the loss or impairment of our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission(SEC), including this Annual Report on Form 10-K.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
TRADEMARKS
DigitalGlobe, Digitalglobe.com, GlobeXplorer, CitySphere, ImageAtlas, ImageBuilder, ImageConnect, PhotoMapper, Seconds On Orbit and SOO are our trademarks. Other names used in this annual report are for informational purposes only and may be trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available; currently containing more than 900 million square kilometers of imagery, with new imagery added every day. With the addition of our WorldView-2 satellite, commissioned on January 4, 2010, we expect our collection capacity to expand to more than 500 million square kilometers per year.
Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example, CitySphere, an ImageLibrary product, that features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.
Customers specify how they want the imagery content they are purchasing from us to be produced. We deliver our satellite imagery content at three processing levels: (i) basic imagery with the least amount of processing; (ii) standard imagery with radiometric and geometric correction; and (iii) ortho-rectified imagery with radiometric, geometric, and topographic correction. All of our aerial imagery is delivered as ortho-rectified imagery.
We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (3D) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3D maps and flight simulations.
We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (FTP), and physical media such as CD, DVD, and hard drive. We offer an additional distribution option through our Direct Access Program (DAP) that allows certain customers, approved by the U.S. government, to task and downlink data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date we have signed four customer contracts for our DAP.

We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services.
Customers
We have two reportable segments, defense and intelligence, and commercial. In 2009, we generated 81.9% of our revenue from defense and intelligence customers and 18.1% and of our revenue from commercial customers.
Defense and Intelligence
Our single largest defense and intelligence customer is the U.S. government. The National Geospatial-Intelligence Agency (NGA), serves as the primary U.S. government procurement agency for geospatial information and purchases imagery products and services under the NextView program on behalf of various agencies within the U.S. government, including defense, intelligence and law enforcement agencies. In January 2008, we amended the NextView agreement from an image-based ordering agreement to a service level agreement, or SLA. Under the SLA, we are obligated to make substantially all the image tasking capacity of our WorldView-1 satellite available to NGA, as well as to meet certain service requirements related to the operational performance of our WorldView-1 satellite and related ground systems. The terms of the SLA provide for payment of $12.5 million per month, subject to the right of NGA to holdback an allowance of up to $0.8 million of the total $12.5 million monthly fee, which NGA can use to extend the SLA period or apply to any new agreement between the parties. Any revenue deferred related to this allowance will be recognized when earned in future periods. In June 2009, we signed an extension to the SLA through March 31, 2010 with an option for NGA to extend at the same level and on the same terms through December 31, 2010. In February 2010, we modified the SLA to allow NGA the option to extend the SLA on the same terms for three months from April 1, 2010 to June 30, 2010 with six additional options, each for a one month period, with the last option expiring in December 31, 2010.
In addition to the U.S. government, our other defense and intelligence customers include U.S. and foreign defense contractors, and certain foreign government defense, intelligence, and national security agencies. Our defense and intelligence customers use our products for several purposes, including mapping, monitoring, threat assessment, disaster response, and training. We sell to our defense and intelligence customers directly and through resellers. In 2009, defense and intelligence customers accounted for $231.0 million or 81.9% of our total revenue.
Commercial
Our commercial business consists of both traditional and integrated information customers. Our traditional customers are primarily civil governments, and energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Our integrated information customers, including web portals, personal navigation service providers, wireless handheld device manufacturers, wireless service providers and video game manufacturers, use our content to enhance and expand other location-based information products and services that they develop and sell to the commercial market.

Our commercial customers are located throughout the world. We sell to these customers directly and through resellers. Our commercial revenue is generated both through purchases of our products and services on an as-needed basis and through multi-year contracts. In 2009, commercial revenue accounted for $50.9 million or 18.1% of our total revenue.
Satellite and Ground System Operations
Our business operations consist primarily of our satellite constellation, related satellite control ground stations, and our image processing facilities.
The following table summarizes the primary characteristics of the satellites in our constellation:

	QuickBird	WorldView-1	WorldView-2
Best Ground Resolution	61-centimeters black and white 2.44-meter multi-spectral	50-centimeters black and white	46-centimeters black and white 1.84-meter multi-spectral

Annual Collection Capacity	63 million square kilometers	270 million square kilometers	150 million square kilometers

Revisit Time	2-3 days	1-2 days	1-2 days

Orbital Altitude	450 kilometers	496 kilometers	770 kilometers

Launch Date	October 2001	September 2007	October 2009

Original Design Life(1)	5.00 years	7.25 years	7.25 years

Expected End of Operational Life(2)	Q2 2012	Q2 2018	Q1 2021

(1)	The original design life is the minimum number of years, at a 75% probability, that a satellite is expected to operate based on our construction performance specifications.

(2)
Following actual launch, we determine a satellite’s expected operational life considering a calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational life of these satellites is affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual, environmental degradation of solar panels and other components, the durability of various satellite components and the orbit in which the satellite is placed.

Satellite Insurance
We currently maintain $40.0 million, $220.0 million and $230.0 million of one-year in-orbit operations insurance coverage for QuickBird, WorldView-1 and WorldView-2, respectively, $50.0 million of three-year in-orbit insurance coverage for WorldView-1 with one year remaining and $68.0 million of three-year in-orbit insurance for our WorldView-2 satellite. We intend to continue this coverage to the extent it remains available at acceptable premiums.

Ground Station Centers and Image Processing Facilities
We have one ground station center located in Norway and two ground station centers located in Alaska. In addition, we have an agreement with Kongsberg Satellite Services (KSAT) to utilize a ground station in Troll, Antarctica to supplement the data downlink capabilities of our other three stations. Each ground station center is strategically placed to maximize contact with our satellites on their orbital paths. QuickBird, WorldView-1 and WorldView-2 currently each orbit the earth and communicate with one of our ground station centers, including Troll, approximately 15 times per day. Accordingly, tasking and data downloading occurs approximately every 90 minutes. Our image processing facility at our Longmont, Colorado headquarters houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery. Operational control of our satellites, and all data processing, storing and distribution, is managed exclusively from our facility in Longmont, Colorado.
Intellectual Property
We rely on licenses of certain intellectual property to conduct our business operations. Specifically, we license certain proprietary rights from third parties, such as BAE Systems Mission Solutions, Inc., Ball Aerospace and Technologies Corp., Harris Technical Services Corporation, MacDonald Dettwiler and Associates Ltd., Orbit Logic, the University of New Brunswick and Vexcel, Inc., to enable us to operate our satellites, ground station centers, collection systems and other various components of our systems. In addition, we actively pursue internal development of intellectual property, and as of December 31, 2009, we held one U.S. patent, and had two U.S. patent applications pending. As of December 31, 2009, we also held 15 U.S. trademark registrations, 48 foreign trademark registrations and four foreign pending trademark applications. Additional trademark registrations are pending.
Regulation
Operations
The satellite operations portion of our business is highly regulated. The Department of Commerce (DoC), pursuant to the 1992 Land Remote Sensing Policy Act, as amended, has the primary regulatory authority over our industry. The Department of Commerce delegated responsibility for satellite remote sensing operations to National Oceanic and Atmospheric Administration (NOAA). Each of our satellites is required to be individually licensed for operation by NOAA. We currently have licenses for our QuickBird, WorldView-1 and WorldView-2 satellites, which we refer to as the NOAA licenses. Our NOAA licenses require us to obtain prior approval from NOAA for any significant and substantial agreements, and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. In addition, the NOAA licenses allow the U.S. government to suspend our imaging activities in certain cases if deemed necessary for national security reasons. Provided we comply with the NOAA licenses, the NOAA licenses are valid for the operational life of the licensed satellite.
The launch of our satellites and the communication links, both uplink and downlink, are regulated by the Federal Communications Commission (FCC). FCC licenses must be obtained for each individual satellite. The FCC is the governmental agency with primary authority in the United States over the commercial use of satellite frequency spectrum. We currently have the requisite licensing authority from the FCC to operate our QuickBird, WorldView-1 and WorldView-2 satellites. The FCC has also granted licenses to operate ground stations for QuickBird, WorldView-1 and WorldView-2 in the cities of Fairbanks and Prudhoe Bay, Alaska. The FCC’s rules and regulations and terms of our licenses require that we comply with various operating conditions and requirements. Failure to comply with these or other conditions or requirements could lead to sanctions, up to and including revocation, cancellation or non-renewal of our licenses. In addition to the FCC’s requirements, our satellites must undergo the frequency coordination and registration process of the International Telecommunications Union (ITU).

Sales
Satellite imagery does not require an export license in order to be sold internationally. The ability to sell our imagery products and services may, however, be subject to any sanctions or embargoes imposed by the U.S. government against particular entities or individuals, against other countries or by foreign government regulation.
Sales of direct access to the satellites under our DAP program require separate U.S. government approvals from NOAA and the Department of State (DoS). NOAA must approve the agreement with the customer for us to provide the direct uplink and downlink, and we must obtain an export license from the DoS for the export of the equipment and related technology necessary to enable the access. The ground station equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (ITAR). The approval process for these sales takes approximately two to three months, and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to required U.S. government approvals, the export of equipment from Canada by our DAP equipment supplier, MacDonald Dettwiler & Associated Ltd., is subject to Canadian export license requirements. Our direct access (DAP) customers may also be required to obtain additional approvals from the government of the country in which the ground station is to be operated.
Ownership
Any change in our ownership involving a transfer to foreign persons may increase U.S. government scrutiny and lead to more onerous requirements in connection with both export controls and security clearances. In addition, we are obligated under our NOAA licenses to monitor and report increases in foreign ownership and may be required to obtain an amendment to our licenses if the foreign ownership exceeds certain levels. A transfer to foreign ownership also could trigger other requirements including filings with, and review by, the Committee on Foreign Investment in the United States pursuant to the Exon-Florio provision. Depending on the country of origin and identity of foreign owners, other restrictions and requirements could arise.
Backlog
Total backlog was $252.4 million as of December 31, 2009. Total backlog includes $37.5 million under the NextView agreement, substantially all of which is expected to be recognized prior to March 31, 2010 when the NextView agreement is scheduled to expire. This represents payments under the SLA for capacity on WorldView-1 that is already committed to NGA. Total backlog also includes $214.9 million of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, amounts committed under DAP agreements and funded and unfunded task orders from our government customers. Of this amount, we expect that $56.9 million will be recognized in 2010. If the current SLA is extended or we enter into a new SLA, our backlog will be increased by the amount of payments under the SLA for capacity committed to NGA, which amounts will be recognized over the life of the new SLA. Backlog does not include the amounts that might be recognized if NGA exercises its option to extend the SLA to December 31, 2010.
In addition, there is $213.8 million of remaining unamortized revenue related to payments made prior to full operating capacity FOC from NGA, of which $25.5 million is expected to be recognized during 2010. The balance will be recognized over the estimated customer relationship period, which is currently expected to be 10.5 years from the launch of WorldView-1 based on the expected life of WorldView-1. Due to the fact that these payments were received prior to FOC, revenue to be recognized in 2010 is reflected as non-cash in the financial statements. We have not included it in the backlog because there are no specific services that are required to be rendered to recognize it as income. We are recognizing it ratably over the estimated customer relationship period which positively affects our reported revenue, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

Competition
We compete against various private companies, as well as foreign state-sponsored entities that provide satellite and aerial imagery and related products and services to the commercial market. Our major existing and potential competitors for high resolution satellite imagery include GeoEye, SPOT Image, ImageSat International N.V. and the National Remote Sensing Agency, Department of Space (Government of India), plus numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. Most of these companies offer high-resolution imagery commercially from their archives of imagery in competition with our ImageLibrary. In addition, we compete against aerial providers of high-resolution imagery. Aerial imagery provides certain benefits over satellite-based imagery, most notably better resolution. We compete on the basis of:
•	the technical capabilities of our satellites, such as size of collection area, collection speed, revisit time, resolution and accuracy;

•	satellite availability for tasked orders;

•	the size, comprehensiveness and relevance of our ImageLibrary;

•	distribution platform and tools that enable customers to easily access and integrate imagery;

•	timeliness and ready availability of imagery products and services that can be deployed quickly and cost-effectively; and

•	price.
For risks associated with competition, see Item 1A, Risk Factors.
Employees
As of December 31, 2009, we employed 507 full-time employees worldwide.
We currently do not have any collective bargaining agreements with our employees.
Company History
We were originally incorporated as EarthWatch, Incorporated on September 30, 1994 under the laws of the State of Colorado and reincorporated in the State of Delaware on August 21, 1995. On January 4, 2007, we acquired GlobeXplorer, Inc., a producer and integrator of digital earth imagery and vector data, and AirPhoto USA an aerial imagery provider, for a total purchase price of $21.3 million.
Company Website
Our website can be accessed at www.digitalglobe.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Risks
Our business is subject to many risks. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flow.
Risks Related To Our Business
The loss or reduction in scope of any one of our primary contracts will materially reduce our revenue. The majority of our revenue is derived from contracts with U.S. government agencies that can be terminated at any time.
Approximately 82.7% of our revenue for the year ended December 31, 2009 was derived from our top five customers, including NGA, which accounted for approximately 75.0% of our revenue for the year ended December 31, 2009. These contracts may be terminated in the future, or may not be renewed or extended, and the loss of any one of these customers would materially reduce our revenue.
Our contracts with U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various agencies. U.S. government agencies can terminate or suspend our contracts at any time with or without cause. Although our U.S. government contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and, as a result, U.S. government agencies may not continue to fund these contracts at current or anticipated levels. In addition, although we anticipate that the U.S. government agencies will continue to purchase earth imagery from us after the scheduled expiration of our contract under the NextView program in March 2010, we cannot assure you that those purchases will continue at current levels or at all, or that there will not be gaps between the expiration of this agreement and entry into any new agreement. If U.S. government agencies terminate, significantly reduce in scope or suspend any of their contracts with us, or change their policies, priorities, or funding levels, these actions would have a material and adverse effect on our business, financial condition and results of operations.
Changes in U.S. government policy regarding use of commercial data providers, or material delay or cancellation of the planned U.S. government EnhancedView program may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
Current U.S. government policy encourages the use by the U.S. government of commercial data providers to support U.S. national security objectives. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data providers to meet U.S. government imagery needs could materially affect our revenue and our ability to achieve our growth objectives.
EnhancedView is a large U.S. government procurement that is intended to serve as the follow-on program to the NextView program, in which we currently participate. Our revenue under the NextView program accounted for 75.0% of our total revenue in 2009. The EnhancedView procurement is in the proposal stage.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide our products and services, which could damage our reputation and harm our operating results.
The availability of our products and services depends on the continuing operation of our satellite operations infrastructure, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up data center from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facility in Longmont, Colorado, our daily operations and operating results would be materially and adversely affected. In addition, our ground station centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.
If our satellites fail to operate as intended, our ability to collect imagery and market our products and services successfully could be materially and adversely affected.
Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite.
We cannot assure you that our QuickBird, WorldView-1 and WorldView-2 satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully.
If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue.

We are highly dependent upon our ImageLibrary and our failure or inability to protect and maintain the earth imagery content stored in our ImageLibrary could have a material adverse effect on our business, financial condition and results of operations.
Our operations depend upon our ability to maintain and protect our earth imagery content and our ImageLibrary against damage that may be caused by fire and other natural disasters, power failures, telecommunications failures, terrorist attacks, unauthorized intrusion, computer viruses, equipment malfunction or inadequacy, firewall breach or other events. The satellite imagery content we collect is downloaded directly to our Longmont, Colorado facility and then stored in our ImageLibrary for sale to customers. Our aerial imagery is collected and processed by our aerial suppliers and then delivered to us to be uploaded to our ImageLibrary. We back up our imagery and permanently store it with a third party data storage provider. Notwithstanding precautions we have taken to protect our ImageLibrary, there can be no assurance that a natural disaster or other event would not result in a prolonged interruption in our ability to provide access to or deliver imagery from our ImageLibrary to our clients. The temporary or permanent loss or disruption of access to our ImageLibrary could impair our ability to supply current and future customers with imagery content, have a negative impact on our revenue and cause harm to our reputation. Any impairment in our ability to supply our customers with imagery content could affect our ability to retain or attract customers, which would have a material adverse effect on our business, financial condition and results of operations.
The market may not accept our imagery products and services. You should not rely upon our historic growth rates as an indicator of future growth.
Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenue from sales of imagery products and services produced from our QuickBird, WorldView-1 and WorldView-2 satellites and other content sources. The commercial sale of high-resolution earth imagery is a relatively new industry. Consequently, it is difficult to predict the ultimate size of the market and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.
We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution earth imagery products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price, and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our products and services, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations.
We may not continue to grow in line with historical rates, or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our prospects, financial condition and results of operations could be materially and adversely affected.
We face competition that may cause us to have to reduce our prices or to lose market share.
Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have. Our major existing competitors include GeoEye, SPOT Image, ImageSat International N.V. and the National Remote Sensing Agency, Department of Space (Government of India), plus numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. In addition, we compete against aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution. The value of our imagery may also be diluted by earth imagery that is available free of charge.

The U.S. government and foreign governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.
SPOT Image has announced plans to launch two high-resolution satellites, one in 2010 and the other in 2011. Our competitors, including GeoEye and SPOT Image, or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. From time to time, we have experienced decreases in the average sales prices of some of our products and services. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.
Changes in U.S. or foreign laws and regulations could have a material adverse effect on our operations and financial condition.
Our industry is highly regulated due to the sensitive nature of satellite technology. We cannot assure you that the laws and regulations governing our business and operations, including the distribution of satellite imagery, will not change in the future. Our business and operating results may be materially and adversely affected if we are required to alter our business operations to comply with such changes or if our ability to sell our products and services on a global basis is reduced or restricted due to increased U.S. or foreign government regulation.
Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan.
Approvals. Our business requires licenses from the DoC, through NOAA. Under our NOAA licenses, the U.S. government reserves the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. In addition, the NOAA has the right to review and approve the terms of certain of our agreements with international customers, including our DAP customers. We currently have the necessary approvals for our existing international customers. However, such reviews in the future could delay or prohibit us from executing new international agreements. The inability to get approvals for DAP customers could materially affect our ability to establish and grow our DAP business. In addition, should we not get approvals in a timely manner our products and services may not be competitive.
Export Approvals. The ground station equipment and related technology that is purchased by certain of our DAP customers is controlled under the ITAR. We, or our suppliers, must obtain export licenses from the DoS, and in some cases from foreign government agencies, in order to export ground station equipment and related technology to our DAP customers. Export licenses can take up to three months or longer to be processed and neither the DoS nor any corresponding foreign government agency are obligated to approve any license application. Our inability or the inability of our suppliers to get required export approvals for equipment and technology supporting DAP could materially affect our ability to establish and grow our DAP business.

FCC Approvals. Our operation of satellites and ground station centers also requires licenses from the FCC. The FCC regulates the construction, launch and operation of our satellites, the use of satellite frequency spectrum and the licensing of our ground station centers located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. The current licenses of our satellites expire in 2012 and those of our ground station centers expire in 2019 and 2021. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse affect on our ability to generate revenue and conduct our business as currently expected.
International Registration and Approvals. The use of satellite frequency spectrum internationally is subject to the rules and requirements of the ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground station centers within such countries. The FCC has coordinated the operations for each of our satellites pursuant to the ITU requirements.
Coordination of our satellites with other satellite systems is required by the ITU to help prevent harmful frequency interference from or into existing or planned satellite operations. We do not expect significant issues relating to the coordination of our satellites due to the nature of satellite imaging operations.
Our foreign DAP customers are responsible for securing necessary licenses and operational authority to use the required spectrum in each country into which we will downlink high resolution commercial earth imagery. If such customers are not successful in obtaining the necessary approvals, we will not be able to distribute real-time imagery to those customers. Our inability to offer real-time access service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.
Global economic conditions may adversely impact our business, operating results or financial condition.
Disruption and volatility in global financial markets may lead to increased rates of default and bankruptcy, and may negatively impact consumer spending levels. These macroeconomic developments could adversely affect our business, operating results, or financial condition. Current or potential customers, including foreign governments, may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.
We are dependent on foreign resellers for our international revenue. If these resellers fail to market or sell our products and services successfully, our business would be harmed.
We rely on foreign regional resellers to market and sell a significant portion of our products and services in the international market. We have intensified our efforts to further develop our operations in overseas markets. Our foreign resellers may not have the skill or experience to develop regional commercial markets for our imagery products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our foreign regional resellers fail to market and sell our imagery products and services successfully, these failures would negatively impact our business, financial condition and results of operations.

We depend on third parties to provide us with aerial imagery. If we are unable to obtain aerial imagery at sufficient resolution or on commercially reasonable terms, our ability to supplement our content library may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We do not own planes or other similar aircraft and therefore depend on a network of aerial imagery suppliers to provide us with aerial imagery to include in our ImageLibrary. Aerial imagery is collected and processed by our aerial suppliers and then delivered to us to be uploaded into our ImageLibrary. Without this service, the comprehensiveness of our ImageLibrary could be diminished or our ImageLibrary could become outdated. An inability to successfully provide our customers with access to a comprehensive, up-to-date and diverse content library that meets their needs on commercial terms that make our services cost-effective to them could limit the scope and variety of our products and services and potentially affect the quality of our services. An inability to reach mutually acceptable commercial arrangements with our current aerial suppliers, or find new aerial providers to supply us with aerial imagery on commercially reasonable terms, could result in our inability to maintain or expand our customer base, which could have a material adverse effect on our business, financial condition and results of operations.
Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets, which could adversely affect our revenue.
In 2009, approximately 15.6% of our revenue was derived from international sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as:
•	changes in domestic and foreign governmental regulations and licensing requirements;

•	deterioration of relations between the United States and a particular foreign country;

•	increases in tariffs and taxes and other trade barriers;

•
changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under some of our existing contracts, more expensive for foreign customers; and

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.
These risks are beyond our control and could have a material and adverse effect on our business.
We depend upon our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would seriously harm our business.
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical, sales, marketing and managerial personnel. The loss of one or more of our senior executive officers could result in the loss of knowledge, experience and technical expertise within the satellite imagery sector, which would be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the commercial high-resolution earth imagery industry is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

Satellites have limited operational lives and are expensive to replace. Loss of, or damage to, a satellite may require us to seek additional financing from outside sources, which we may be unable to obtain on favorable terms, if at all.
We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes. The expected ends of the operational lives of our currently in-orbit satellites are as follows:

Expected End of
Satellite	Operational Life
QuickBird	Q2 2012
WorldView-1	Q2 2018
WorldView-2	Q1 2021
The expected operational lives of these satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could also damage our satellites. We cannot assure you that each satellite will remain in operation until the end of its expected operational life. Furthermore, we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that QuickBird, WorldView-1 or WorldView-2 will maintain their prescribed orbits or remain operational.
We anticipate using funds generated from operations to fund the construction and launch of any future satellites. If we do not generate sufficient funds from operations, we may need to obtain additional financing from outside sources to deploy any future satellites. If we do not generate sufficient funds from operations and cannot obtain financing, we will not be able to deploy any future satellites or be able to replace any of our operating satellites at the end of their operational lives. We cannot assure you that we will be able to generate sufficient funds from operations or raise additional capital on favorable terms or on a timely basis, if at all, to develop or deploy additional high-resolution satellites.
Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.
We currently maintain $40.0 million, $220.0 million and $230.0 million of one-year in-orbit operations insurance coverage for QuickBird, WorldView-1 and WorldView-2, respectively, $50.0 million of three-year in-orbit insurance coverage for WorldView-1 with one year remaining and $68.0 million of three-year in-orbit insurance for our WorldView-2 satellite. We intend to continue this coverage to the extent it remains available at acceptable premiums. This insurance is not sufficient to cover the cost of an equivalent high-resolution satellite. Any insurance proceeds received in connection with a partial or total loss of QuickBird, WorldView-1 or WorldView-2 may not be sufficient to cover the replacement cost, if we choose to do so, for such a high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations, and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance.

The price and availability of insurance have fluctuated significantly since we began offering commercial services in 2001. Although we intend to maintain insurance for all of our operating satellites, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance, and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.
As of December 31, 2009, our total indebtedness was $343.5 million, which represented 41.7% of our total capitalization. Our substantial amount of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have several consequences, including:
•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	restricting us from making strategic acquisitions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The indenture governing the senior secured notes contains a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions.
Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the indenture governing our senior secured notes could result in a default under the indenture, which could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We expect that the price of our common stock will fluctuate substantially.
The market price of our common stock has been, and is likely to continue to be, volatile. Factors that could contribute to the volatility of our stock include:
•	termination or expiration of one or more of our key contracts, or a change in scope or purchasing levels under one or more of our contracts;

•	failure of our satellites to operate as designed;

•	loss or damage to any of our satellites;

•	changes in U.S. or foreign governmental regulations or in the status of our regulatory approvals, clearances or future applications;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in the availability of insurance;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	success of competitive products and services;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general global economic and market conditions;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector, which have often been unrelated to their operating performance or prospects for future operations. These broad fluctuations may adversely impact the market price of our common stock. Future market movements may materially and adversely affect the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our amended and restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include: the existence of a classified board of directors; limitations on the removal of directors; advance notice requirements for stockholder proposals and director nominations; the inability of stockholders to act by written consent or to call special meetings; the ability of our board of directors to make, alter or repeal our by-laws; and provisions that permit the redemption of stock from foreign stockholders where necessary, in the judgment of our board of directors, to protect our licenses and registrations.
We do not currently intend to pay dividends on our common stock.
We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently lease approximately 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through the expiration of the lease in August 2015. The annual rent for 2009, net of sublease income, was approximately $3.6 million; the expenses remaining to be paid through the end of the lease, net of sublease income, total approximately $10.3 million.
We also lease less significant properties in the following locations: Waltham, MA; Walnut Creek, CA; Arlington, VA; London, England; and Singapore.
In addition, we lease facilities in Tromso, Norway and in Fairbanks and Prudhoe Bay, Alaska to operate our ground station centers.
We believe that our existing facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NYSE and traded under the symbol “DGI” since our initial public offering (IPO) in May 2009. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for the Company’s common stock and the dividend per share declared by the Company.

2009	High	Low	Last Sale
Fourth Quarter	$26.02	$21.08	$24.20
Third Quarter	22.84	17.10	22.37
Second Quarter (since May 14, 2009 IPO)	25.00	16.95	19.20
At February 22, 2010, there were approximately 337 record holders of our common stock. This figure does not reflect beneficial ownership of shares held in nominee/street name.
The line graph below compares the percentage change in DigitalGlobe’s cumulative total shareholder return on its common stock with the cumulative total return of the S&P Composite 500 Stock Index, GeoEye Inc., and the Russell 2000 for the period from the IPO date, May 14, 2009 through December 31, 2009. It assumes $100 was invested on May 14, 2009.

Total Return Analysis	5/14/2009	12/31/2009
DigitalGlobe, Inc.	$100.00	$112.56
GeoEye	100.00	117.99
Russell 2000	100.00	128.29
S&P 500	100.00	124.86

Dividends
We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our financing facilities, capital requirements and other factors.
Use of Proceeds
On May 13, 2009, our registration statement (File No. 333-150235) was declared effective for our IPO, pursuant to which we sold 1,366,256 shares of common stock.
As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley & Co., Incorporated, an affiliate owning 10% or more of our equity securities. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial information set forth below for each of the years ended December 31, 2005, 2006, 2007, 2008 and 2009 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this report.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2005	2006	2007(1)	2008	2009
	(in millions, except per share data)
Revenue	$65.4	$106.8	$151.7	$275.2	$281.9
Income (loss) before income taxes	(28.7)	9.9	37.9	91.9	78.4
Net income (loss)	(28.7)	9.2	95.8	53.8	47.4
Earnings per share:
Basic	$(0.75)	$0.24	$2.21	$1.24	$1.07
Diluted	$(0.75)	$0.24	$2.18	$1.22	$1.06
Total assets	574.2	759.3	907.5	980.2	1,140.5
Long-term debt	200.0	230.0	230.0	274.6	343.5
Stockholders’ equity	124.7	234.9	344.6	402.3	479.5
Adjusted EBITDA(2)	$22.4	$55.1	$83.2	$174.8	$169.4

(1)	The 2007 results include the operations for GlobeXplorer LLC, or GlobeXplorer, subsequent to the acquisition that occurred in January 2007.

(2)
Adjusted EBITDA is defined as net income or loss adjusted for depreciation and amortization, net interest income or expense, income tax expense (benefit), loss on disposal of assets, restructuring, loss on early extinguishment of debt and non-cash stock compensation expense.

Reconciliation of net income to Adjusted EBITDA is presented below:

	2005	2006	2007	2008	2009

Net income (loss)	$(28.7)	$9.2	$95.8	$53.8	$47.4
Depreciation and amortization	39.8	46.0	46.8	75.7	74.4
Interest (income) expense, net	(1.9)	(3.1)	(4.1)	3.0	(0.1)
Loss on disposal of assets	1.2	0.1	—	—	—
Restructuring	0.7	—	—	—	—
Loss on derivative instrument	—	—	—	—	1.8
Loss from early extinguishment of debt	11.0	—	—	—	7.7
Income tax expense (benefit)	—	0.7	(57.9)	38.1	31.0
Non-cash stock compensation expense	0.3	2.2	2.6	4.2	7.2

Adjusted EBITDA	$22.4	$55.1	$83.2	$174.8	$169.4

Adjusted EBITDA is not a recognized term under generally accepted accounting principles (GAAP) in the United States and may not be defined similarly by other companies. Adjusted EBITDA should not be considered an alternative to net income, as an indication of financial performance, or as an alternative to cash flow from operations as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from ours.

Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-cash, non-core or non-recurring in nature.
We believe that the elimination of certain non-cash, non-core or non-recurring items enables a more consistent measurement of period-to-period performance of our operations, as well as a comparison of our operating performance to companies in our industry. We believe this measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 or WoldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.
Adjusted EBITDA excludes interest income, expense, net income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes non-cash stock compensation expense, because these items are non-cash expenses and loss on derivative instrument because these are not related to our primary operations.
We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered a substitute for other measures or financial performance reported in accordance with GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available; containing more than 900 million square kilometers of imagery, with new imagery added every day. With the addition of our WorldView-2 satellite, commissioned on January  4, 2010, we expect our collection capacity to expand to more than 500 million square kilometers per year.

Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example, CitySphere, an ImageLibrary product, that features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.
Customers specify how they want the imagery content they are purchasing from us to be produced. We deliver our satellite imagery content at three processing levels: (i) basic imagery with the least amount of processing; (ii) standard imagery with radiometric and geometric correction; and (iii) ortho-rectified imagery with radiometric, geometric, and topographic correction. All of our aerial imagery is delivered as ortho-rectified imagery.
We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (3D) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3D maps and flight simulations.
We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (FTP), and physical media such as CD, DVD, and hard drive. We offer an additional distribution option through our DAP that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date we have signed four customer contracts for our DAP.
We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services.
Our QuickBird satellite was launched on October 18, 2001 and we successfully commissioned QuickBird into FOC in February 2002. In January 2003, we entered into the ClearView agreement with NGA, under which we agreed to provide a minimum of $72.0 million of QuickBird imagery products and services to the U.S. government over a three-year period, with two one-year extensions at NGA’s option. In January 2006, NGA exercised the first option to extend the ClearView agreement for one year with an additional $36.0 million minimum purchase commitment.

In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was paid between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be paid upon the delivery of imagery once WorldView-1 achieved FOC. While NGA has committed to spend these funds to purchase our products and services, actual spending of the funds is ultimately dependent on annual government appropriations of available funds. We recognize revenue under the NextView contract at the time services under the contract are provided as described in Note 2 to the consolidated financial statements included elsewhere in this annual report. The pre-FOC payments were accounted for as deferred revenue until WorldView-1 became operational in November 2007. The deferred revenue is being recognized ratably over the current estimated life of the WorldView-1 satellite as a proxy for the estimated customer relationship life, or 10.5 years.
In February 2007, the ClearView agreement was merged with the NextView agreement to include delivery of imagery from the QuickBird satellite, which, together with sales of images from WorldView-1 after its commissioning in November 2007, generated $73.2 million of revenue in 2007, $157.9 million of revenue in 2008 and $159.2 million of revenue in 2009. In January 2008, we amended the NextView agreement from image-based ordering to a service level agreement, or SLA, and increased the amount we are to receive under the NextView agreement from $265.0 million to $311.0 million. Under the SLA, we are obligated to make substantially all of the image tasking capacity of our WorldView-1 satellite available to NGA, as well as to meet certain service requirements related to the operational performance of our WorldView-1 satellite and related ground systems. In the event that we do not meet the service level requirements, NGA is granted an allowance of up to $0.8 million of the total $12.5 million monthly fee, which NGA can use to extend the SLA period or apply to any new agreement between the parties. Any revenue deferred related to this allowance will be recognized when earned in future periods. In 2009, we deferred $0.4 million of SLA revenue as a result of underperformance against the SLA performance requirements. However, our performance against these requirements has not had a significant adverse impact on our revenue from, or relationship with, NGA. Our commitment to provide a substantial portion of the WorldView-1 satellite imaging capacity to NGA under the NextView agreement limits our ability to provide tasking services from WorldView-1 to other customers, but does not materially limit our ability to sell collected imagery to other customers from our ImageLibrary. Our revenue from NGA under the NextView agreement is derived from sales of WorldView-1 imagery products under the SLA, as well as from non-SLA orders for imagery products and services. Historically, NGA has purchased more than the contracted amounts stipulated in the ClearView and NextView agreements.
We receive a significant majority of our revenue under the NextView agreement, which is scheduled to expire on March 31, 2010. If NGA does not exercise its option to extend the SLA beyond March 2010, our revenue, net income, and liquidity would be materially and negatively impacted.
Our NextView contract with the US Government is scheduled to expire on March 31, 2010. The US Government has options to extend the contract for an additional nine months through December 31, 2010. Although we expect, for the US government to extend the contract, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels. Regardless of whether or not this contract is extended or renewed,all of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U. S. government policies, priorities or Congressional funding level commitments to various agencies Pursuant to the contract terms, U. S. Government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 75% of our consolidated revenue for the year ended December 31, 2009. We believe that existing cash and cash equivalents as of December 31, 2009 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures through 2010. If the US Government were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents through 2010, however, if necessary we could reduce operating expenses and/or defer capital expenditures.

In January 2007, we acquired GlobeXplorer for $21.3 million, net of cash acquired. This acquisition broadened our customer portfolio, expanded our product offerings to include aerial and other satellite imagery content and added web-based distribution capabilities.
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
Revenue from defense and intelligence customers accounted for 68.2%, 80.8% and 81.9% of our total revenue in 2007, 2008 and 2009, respectively. Revenue from commercial customers accounted for 31.8%, 19.2% and 18.1% of our total revenue in 2007, 2008 and 2009, respectively. Growth in defense and intelligence revenue as a percentage of total revenue was due to increases in NGA purchases under the ClearView and NextView agreements, including the start of deliveries of imagery products and services from our WorldView-1 satellite to NGA in late 2007. Funding for U.S. government purchases of our imagery products and services is subject to annual appropriation of funds by Congress. Should appropriated funds fall below current levels, we could experience a decrease in our defense and intelligence revenue trend. We generated approximately 76.4%, 83.8% and 84.4% of our revenue in the Americas and 23.6%, 16.2% and 15.6% of our revenue outside of the Americas in 2007, 2008 and 2009, respectively. We generated approximately 68.9% of our revenue from paid tasking and 31.1% from our ImageLibrary for the year ended December 31, 2009 (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).
During the fourth quarter of 2009, a DAP customer’s ground terminal was commissioned and we began generating revenue from providing satellite access time to WorldView-1 to this customer. We will not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The success of DAP will depend on our ability to secure contracts with potential customers and on our ability to obtain U.S. government approval for contracts with these customers. As described in “Risk Factors — Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan,” our failure to obtain approval from the U.S. government for future DAP customers could limit our sales and negatively affect our defense and intelligence revenue.
Defense and Intelligence Revenue
Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government, through NGA, purchases our imagery products and services under the NextView agreement on behalf of various entities within the U.S. government, including the military commands, the CIA, State Department and other government agencies. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services to our imagery to deliver a final end product to a customer.

Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly, or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. In 2009, we generated approximately 80.5% of our defense and intelligence revenue from paid tasking and 19.5% from our ImageLibrary (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).
In 2008 and 2009, we sold to our defense and intelligence customers both directly and through resellers, with 96.8% and 96.7% of our defense and intelligence revenue coming from direct sales and 3.2% and 3.3% from resellers.
In 2008 and 2009, $207.1 million, or 93.1%, and $214.4 million, or 92.8%, respectively, of our defense and intelligence revenue was generated within the United States and Canada, and $15.3 million, or 6.9%, and $16.6 million, or 7.2%, respectively, was generated from international defense and intelligence customers. In 2008 and 2009, our top five defense and intelligence customers accounted for 97.6% and 96.7%, respectively, of our defense and intelligence revenue. NGA was our only customer that accounted for more than 10% of our revenue in 2008 and 2009. NGA accounted for approximately 73.9% and 75.0%, respectively, of our revenue for the year ended December 31, 2008 and 2009, respectively.
Commercial Revenue
Our commercial business consists of both traditional customers, primarily civil governments, and energy, telecommunications, utility and agricultural companies that use our content for mapping, monitoring, analysis and planning activities, and customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market. We call this second type of customer an integrated information customer.
Most of our traditional commercial customers purchase our imagery products and services on an as-needed basis, either from the ImageLibrary or by placing tasking orders. By contrast, some of our integrated information customers prefer contracts to maintain access to our imagery archive, or purchase subscriptions to access our ImageLibrary. The majority of revenue from the commercial segment has historically been generated from sales of imagery from our ImageLibrary, with a smaller proportion from tasking orders. We believe this trend will continue in 2010. For the twelve months period ended December 31, 2009, we generated approximately 22.7% of our commercial revenue from paid tasking and 77.3% from our ImageLibrary.
Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers, with 58.6% and 56.6%, respectively of our commercial revenue coming from resellers and 41.4% and 43.4%, respectively, coming from direct sales in 2008 and 2009.
In 2008 and 2009, $27.6 million, or 52.3% and $23.6 million, or 46.4%, respectively, of our commercial revenue was generated in the Americas and $25.2 million or 47.7% and $27.3 million, or 53.6%, respectively, was generated outside of the Americas. In 2008 and 2009, our top five commercial customers accounted for 39.7% and 48.3%, respectively, of our commercial revenue. None of these customers accounted for more than 10% of our revenue in 2008 or 2009. We believe that we will have additional opportunities in some of the countries with developing economies, such as China, India and Russia, and, as a result, we expect that sales long-term growth in our commercial segment will be higher outside of the Americas.

Expenses
Most of our revenue has come from the sale of products and services comprised of imagery from QuickBird and, since November 2007, WorldView-1. Given that most of the operating costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite, there is no significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. In 2007, we acquired an aerial imagery library when we purchased GlobeXplorer. Costs of acquiring the aerial imagery are amortized on an accelerated basis as a cost of revenue.
Our selling, general and administrative expenses consist primarily of labor, benefits, travel, rent, insurance, utilities and related overhead costs, third-party consultant payments, sales commissions and marketing expenses. Our selling, general and administrative expenses have been increasing in total in recent years, and we expect the increase in costs to continue, as we expand our sales and administrative resources to accommodate our revenue growth, increase capacity for product sales and distribution, and incur costs related to being a public company. As a result, we expect that our selling, general and administrative expenses as a percent of revenue will increase in the near term. As we expand our worldwide presence, we also expect an increase in travel, selling and administrative expenses.
Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets. In 2007, we began recording amortization of intangible assets as a result of the GlobeXplorer acquisition. In November 2007 when WorldView-1 reached FOC, we began depreciating this asset. WorldView-2 became operational on January 4, 2010. Our future earnings will be impacted as we begin depreciating the satellite, which will increase our depreciation expense.
Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2009, all interest incurred was capitalized to our satellite that was under construction. With the successful completion of WorldView-2, interest capitalization will be allocated to the remaining assets under construction. The completion of our satellite construction will impact our earnings by increasing our interest expense now that WorldView-2 is operational, because we may no longer capitalize all of the interest on our debt.
We had net operating losses through 2005 and accumulated a deferred tax asset related to those losses. The accumulated deferred tax assets had a full valuation allowance recorded against it. In 2007, we removed the valuation allowance previously recorded against certain of our net deferred tax assets, based on a determination that it is more likely than not that we will be able to fully use the related deferred tax assets in future years. In 2007, 2008 and 2009, taxable income was substantially offset by the utilization of our net operating loss carryforwards.
With the release of our valuation allowance in 2007, our 2008 income tax expense increased. However, we will not make federal tax payments, other than alternative minimum tax payments, until we fully utilize our net operating loss carryforwards, which is expected to occur during 2011.

Results of Operations
For the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
The following tables summarize our historical results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008, and our expenses as a percentage of revenue for the periods indicated:

	Year Ended
	December 31,		Change
(in millions)	2008	2009	$	Percent
Historical results of operations:
Defense and intelligence revenue	$222.4	$231.0	$8.6	3.9%
Commercial revenue	52.8	50.9	(1.9)	(3.6)

Total revenue	275.2	281.9	6.7	2.4
Cost of revenue excluding depreciation and amortization	28.5	31.1	2.6	9.1
Selling, general and administrative	76.1	88.6	12.5	16.4
Depreciation and amortization	75.7	74.4	(1.3)	(1.7)

Income from operations	94.9	87.8	(7.1)	(7.5)
Loss from early extinguishment of debt	—	(7.7)	(7.7)	*
Loss on derivative instruments	—	(1.8)	(1.8)	*
Interest income (expense), net	(3.0)	0.1	3.1	*

Income before income taxes	91.9	78.4	(13.5)	(14.7)
Income tax expense	(38.1)	(31.0)	7.1	18.6

Net income	$53.8	$47.4	$(6.4)	(11.9)%

*	Not meaningful.

	Year Ended
	December 31,
	2008	2009
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	10.4	11.0
Selling, general and administrative	27.7	31.4
Depreciation and amortization	27.4	26.4

Income from operations	34.5	31.2
Loss from early extinguishment of debt	—	(2.7)
Loss on derivative instruments	—	(0.6)
Interest income (expense), net	(1.1)	—

Income before income taxes	33.4	27.9
Income tax expense	(13.8)	(11.0)

Net income	19.6%	16.9%

The Company continued to experience overall growth in revenue year over year through the continued strength of the domestic defense and intelligence revenue. NGA value added projects beyond those contained within the SLA primarily related to web services and 3D imagery produced growth of $6.7 million. Projects and orders under the SLA increased by $1.3 million in 2009. The growth in NGA was offset by $0.7 million decrease in state and local government agencies, primarily due to the weakened economy and cutbacks in spending at the state and local government level. International defense and intelligence revenue increased $1.3 million in 2009 due to growth within Europe with existing customers. In the fourth quarter, one of our DAP customer facilities became operational, and we recognized revenue by providing access to our WorldView-1 satellite.

Commercial revenue in the Americas had a decrease of $4.0 million. This decline was a result of reduced volume of orders from our reseller network in North and South America. International commercial revenue increased by $2.1 million in 2009 as a result of growth in revenue from Japan and Asia.
We continued to invest in our people and infrastructure, leading to an increase in both cost of revenue and selling, general and administrative costs in absolute terms and as a percent of our total revenue.
Increases in cost of revenue were realized related to increases in production, satellite operations and information technology costs. The $2.6 million increase in expenses is primarily attributable to (i) $1.1 million increase in the amortization of purchased aerial imagery, (ii) $0.8 million increase in expenses resulting from operating equipment and facilities costs, and (iii) $0.5 million in increased labor costs, including stock compensation and bonus accrual. Cost of revenue grew 0.6% as a percentage of revenue in 2009.
The $12.5 million increase in selling, general and administrative costs was attributable to (i) $7.4 million in labor, travel and related benefit costs, (ii) $3.0 million increase in stock compensation as a result of a grant given at the time of the IPO and stock option grants for new board members, (iii) $1.5 million sales commissions to third party consultants, (iv) $0.7 million related to software licenses and hardware costs, (v) increase in bad debt of $0.6 million. These increases were offset by a decrease in consulting and professional services of $1.8 million. Sales, general and administrative expenses increased 3.7% as a percentage of revenue.
Depreciation and amortization decreased by $1.3 million due to a decrease of $1.4 million related to extending the life of the QuickBird satellite. Depreciation will increase upon commissioning of theWorldView-2 satellite.
The loss from early extinguishment of debt for 2009 was $7.7 million due to our issuance of senior secured notes with a face value of $355.0 million in April 2009 and repayment in full of our senior credit facility and our senior subordinated notes. The early extinguishment of debt represents the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and includes a prepayment penalty of $1.8 million related to the senior subordinated notes.
Due to an amendment made to our senior secured debt in the first quarter of 2009, our swap arrangements became ineffective for accounting purposes and a $1.8 million loss was recorded through earnings. In April 2009, in connection with the repayment of our senior secured notes, our swap was terminated.
The change from interest expense to interest income is primarily due to all interest expense being capitalized in 2009. Due to the fact that our total costs incurred on WorldView-2 exceed our outstanding debt, whereas only a portion of our interest was capitalized in 2008 based on our spending level on the satellite and other projects. Upon operational commissioning of WorldView-2, most of our interest will no longer be capitalized and interest expense will increase. We expect to expense most of our interest expense until we commence construction of another satellite, of which there is no current plan.
The decrease in income tax expense is primarily due to a decrease in pre-tax income. We performed an analysis of our projected 2009 operating results to determine an effective overall tax rate of 40% to be applied for the year. In addition, in the second quarter of 2008 we made an out-of-period adjustment, which resulted in an increase in income tax expense of $1.4 million. In connection with the preparation of the second quarter income tax provision and the 2007 federal income tax return, we became aware of certain adjustments that should have been made to release of the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carry forward recorded as a deferred tax asset as of December 31, 2007, and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences.

For the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The following tables summarize our historical results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 and our expenses as a percentage of revenue for the periods indicated:

	Year Ended
	December 31,		Change
(in millions)	2007	2008	$	Percent
Historical results of operations:
Defense and intelligence revenue	$104.3	$222.4	$118.1	$113.2%
Commercial revenue	47.4	52.8	5.4	11.4

Total revenue	151.7	275.2	123.5	81.4
Cost of revenue excluding depreciation and amortization	22.1	28.5	6.4	29.0
Selling, general and administrative	49.0	76.1	27.1	55.3
Depreciation and amortization	46.8	75.7	28.9	61.8

Income from operations	33.8	94.9	61.1	180.8
Interest income (expense), net	4.1	(3.0)	(7.1)	*

Income before income taxes	37.9	91.9	54.0	142.5
Income tax expense (benefit)	57.9	(38.1)	(96.0)	*

Net income	$95.8	$53.8	$(42.0)	$(43.8%)

*	Not meaningful.

	Year Ended
	December 31,
	2007	2008
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	14.6	10.4
Selling, general and administrative	32.3	27.7
Depreciation and amortization	30.8	27.4

Income from operations	22.3	34.5
Interest income (expense), net	2.7	(1.1)

Income before income taxes	25.0	33.4
Income tax (expense) benefit	38.2	(13.8)

Net income	63.2%	19.6%

Revenue for the year ended December 31, 2008 increased by $123.5 million, or 81.4%, to $275.2 million from $151.7 million from the year ended December 31, 2007, primarily due to growth in domestic, which includes the U.S. and Canada, defense and intelligence revenue. The $118.1 million growth in defense and intelligence revenue for the year ended December 31, 2008 is primarily due to an increase in sales to NGA under the SLA. Domestic defense and intelligence, including NGA, increased by $115.3 million to $207.1 million from $91.8 million for the year ended December 31, 2007. The increase in NextView revenue of approximately $84.7 million is due to the first full year of operation of WorldView-1. The increase is also attributable to an increase of $8.2 million in revenue from special imagery projects in addition to revenue under the SLA. This increase includes $22.3 million of non-cash pre-FOC deferred revenue related to pre-WorldView-1 launch payments made by NGA pursuant to the NextView contract that was recognized during 2008.

International defense and intelligence revenue increased $2.8 million, or 22.4%, to $15.3 million from $12.5 million from the year ended December 31, 2007, primarily due to increased revenue from Asia.
Commercial revenue increased by $5.4 million, or 11.4%, to $52.8 million, primarily due to increased international revenue. Domestic commercial revenue increased $0.7 million, or 2.6%, to $27.6 million from $26.9 million from the year ended December 31, 2007 was primarily due to growth in revenue from Central and South America. International commercial revenue increased $4.6 million, or 22.1%, to $25.2 million from $20.6 million from the year ended December 31, 2007, primarily due to growth in revenue from China, India and Europe.
Cost of revenue for the year ended December 31, 2008 increased by $6.4 million, or 29.0%, to $28.5 million from $22.1 million for the year ended December 31, 2007. The increase in expenses is due to the fact that we are no longer deferring certain contract costs and increased operation costs due to a full year of WorldView-1 operation. The increase in expenses is attributable to (i) a $2.6 million increase in the amortization of the aerial imagery library, (ii) $2.1 million related to subcontracted project costs, (iii) an increase in labor costs, stock compensation and bonus expense of $1.5 million, and (iv) an increase in consulting costs of $0.2 million.
Selling, general and administrative expenses for the year ended December 31, 2008 increased by $27.1 million, or 55.3%, to $76.1 million from $49.0 million from the year ended December 31, 2007. The increase is driven by (i) $11.8 million of increased expenses from compensation, travel and related costs resulting from increased headcount, (ii) an increase of $6.0 million in satellite insurance expense related to the first full year of WorldView-1 coverage, (iii) an increase in consulting expenses of $3.8 million, (iv) an increase of $3.5 million in bonus and stock compensation expense, and (v) an increase in marketing expenditures of $0.7 million. Although these expenses grew slower than our revenue in 2008, we believe that these investments are necessary to support the growth of the business.
Depreciation and amortization for the year ended December 31, 2008 increased by $28.9 million, or 61.8%, to $75.7 million from $46.8 million from the year ended December 31, 2007. Depreciation expense increased by $28.9 million for the year ended December 31, 2008 due to a full year of depreciation expense related to the operation of WorldView-1. The increase in WorldView-1 depreciation of $39.5 million was offset by a decrease of $11.1 million related to the extension of the depreciable operational life of QuickBird from March 2009 to November 2010 and $0.5 million of depreciation of other fixed assets acquired during the year. The assessment, performed in January 2008, of the estimated useful life of the QuickBird satellite led to an extension of the useful depreciable operational life of QuickBird, primarily attributable to the reduced consumption of fuel compared to previous estimates. The assessment performed in the third quarter of 2008 did not result in a change to the estimated life of QuickBird.
Interest income (expense), net, for the year ended December 31, 2008 decreased by $7.1 million to $3.0 million of net interest expense from $4.1 million of net interest income for the year ended December 31, 2007. We had interest expense in 2008 of $3.9 million and interest income of $0.9 million. The change from interest income to interest expense is primarily due to lower average cash balances and lower average interest rate returns on cash balances during 2008 as compared to 2007. Prior to the fourth quarter of 2007, when the WorldView-1 satellite became operational, all interest on our debt was being capitalized to the WorldView-1 satellite. Prior to the fourth quarter of 2008, $16.2 million of our interest expense was capitalized. During the fourth quarter of 2008, the amount of capitalized costs for the WorldView-2 satellite exceeded the total value of our outstanding debt and thereafter all interest on our debt was capitalized to the WorldView-2 satellite. We expect to capitalize all interest associated with our debt until the WorldView-2 satellite is launched and operational.

Income tax expense for the year ended December 31, 2008 increased by $96.0 million to $38.1 million from a tax credit of $57.9 million for the year ended December 31, 2007. The increase is primarily due to the tax benefit in 2007 of $57.9 million reflecting the release of our valuation allowance as we determined that it was more likely than not, that we would utilize a certain portion of our net operating loss carry-forwards. Further, an increase in pre-tax income for the year ended December 31, 2008 compared to year ended December 31, 2007 resulted in higher income tax expense. During 2008, we utilized some of our deferred tax assets. When our deferred tax assets are fully utilized, we will pay cash taxes on our net income. We applied the estimated tax rate for the 2008 year to the quarterly results of operations. A portion of the increase is also due to an out-of-period adjustment that was made during the second quarter of 2008, which resulted in an increase in income tax expense of $1.4 million during the second quarter of 2008. In connection with the preparation of the second quarter income tax provision and the 2007 federal income tax return, we became aware of certain adjustments that should have been made to prior to the release the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carryforward recorded as a deferred tax asset as of December 31, 2007 and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences. Prior to the fourth quarter of 2007, we held a full valuation allowance against our deferred tax related to net operating losses and only recognized alternative minimum tax expense.
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView contract with the US Government is scheduled to expire on March 31, 2010. The US Government has options to extend the contract for an additional nine months through December 31, 2010. Although we expect, for the US government to extend the contract, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels. Regardless of whether or not this contract is extended or renewed,all of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U. S. government policies, priorities or Congressional funding level commitments to various agencies Pursuant to the contract terms, U. S. Government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 75% of our consolidated revenue for the year ended December 31, 2009. We believe that existing cash and cash equivalents as of December 31, 2009 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures through 2010. If the US Government were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents through 2010, however, if necessary we could reduce operating expenses and/or defer capital expenditures.
In April 2009, we issued $341.8 million accreted value of our senior secured notes and used $280.3 million of the net proceeds to repay in full our senior credit facility and senior subordinated notes and will use the remaining balance for transaction costs and general corporate purposes. The note transaction resulted in net proceeds to us after giving effect to the debt repayment, increased cash interest expense and an extension of debt maturities. As of the issuance date of the senior secured notes, we estimate that our cumulative spending on the WorldView-2 satellite exceeded the accreted value of our debt. Therefore, we capitalized all of the interest expense, including the accretion of the debt discount and amortization of debt issue costs on the notes to the WorldView-2 satellite until we reached commissioning of the satellite in early 2010.

In summary, our cash flows were:

(in millions)	2007	2008	2009
Net cash provided by operating activities	$80.1	$144.4	$143.3
Net cash used in investing activities	(157.8)	(143.5)	(191.1)
Net cash provided by (used in) financing activities	$(2.4)	$37.0	$84.0
In 2009, cash flows provided by operating activities decreased by $1.1 million from 2008. Our net income decreased $6.4 million as compared to 2008, driven by growth in operating expenses at a faster rate than our revenue growth. This lower net income resulted in a decrease in utilization of deferred tax assets, specifically net operating losses. Due to our debt refinancing in the second quarter of 2009, these decreases were offset by a $5.3 million non-cash charge related to the write off of debt financing fees and increased amortization related to our aerial image library.
Cash flows used in investing activities increased by $47.6 million in 2009 due to an increase in capital expenditures of $24.8 million as compared to 2008. This increase was primarily due to the costs related to the launch and commissioning of our WorldView-2 satellite, including costs related to insuring the WorldView-2 satellite launch. We had modestly higher non-satellite capital expenditures related to increased storage and distribution assets necessary to manage our imagery data. Investing activities increased $21.4 million from 2008 as a result of entering into letters of credit to secure future delivery of products and services under DAP contracts.
Cash flows from financing activities increased $47.0 million from 2008 as a result of $60.9 million raised in our second quarter 2009 senior notes offering and $19.0 million from our IPO also in the second quarter 2009.
In 2008, cash flow from operating activities increased by $64.3 million primarily driven by the first year of operation under the NextView SLA. The increase was largely driven by the decrease in net income, offset by the change in deferred income taxes. In 2007, we released the valuation allowance associated with the deferred tax assets and recorded a benefit of $57.9 million. In 2008, we began recording income tax expense. In addition, in 2008, we recorded an increase in non-cash recognition of deferred revenue of $22.3 million related to the full year of amortization of pre-FOC payments received from NGA and an increase in depreciation expense of $28.9 million primarily due to the first full year of depreciation of the WorldView-1 satellite.
In 2008, cash flows used in investing activities decreased by $14.3 million from 2007. Construction in progress additions decreased due to the completion and launch of the WorldView-1 satellite in September 2007.
In 2008, cash provided by (used in) financing activities increased by $39.4 million. The increase is due to issuance of $40.0 million of senior subordinated notes in February 2008 with net proceeds of $38.5 million.
Senior Credit Facility and Senior Subordinated Notes
In April 2009, we repaid in full our $230.0 million senior credit facility and our senior subordinated notes with the proceeds from the issuance of our senior secured notes.

Senior Secured Notes
On April 28, 2009, we issued $355.0 million principal amount of our senior secured notes. Gross proceeds of $341.8 million were used to repay our senior credit facility and senior subordinated notes in full and pay fees and expenses associated with the transaction. The remaining proceeds will be used for general corporate purposes. The senior secured notes mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites in operation. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 of each year.
We may redeem some or all of the senior secured notes after May 1, 2012, at a redemption price equal to 105.25% of their principal amount through May 1, 2013 and 100% thereafter plus, in each case, accrued and unpaid interest. In addition, at any time on or prior to May 1, 2012, we may redeem up to 35% of the aggregate principal amount of the senior secured notes with the net cash proceeds of certain equity offerings at 110.5% of the principal amount plus accrued and unpaid interest. In the event of certain change of control events, we must give holders of the senior secured notes an opportunity to sell us their notes at a purchase price of 101% of the accreted value of such notes, plus accrued and unpaid interest.
The indenture governing the senior secured notes contains a number of significant restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions. The credit market turmoil could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness.
Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2009.
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases	$17.0	$3.3	$7.5	$4.8	$1.4
Senior secured notes excluding interest payments	355.0	—	—	355.0	—
Interest payments for senior secured notes	167.8	37.3	74.6	55.9	—
Contractual obligations	48.5	13.0	28.6	6.9	—

Total	$588.3	$53.6	$110.7	$422.6	$1.4

Payments due on our senior secured notes totaled $355.0 million due at maturity date of May 2014, excluding interest. Interest expense is due semi-annually in May and November. Contractual obligations are remaining amounts due on long term contracts. Our operating leases are primarily for office space in the United States. We generally believe leasing office space is more cost-effective than purchasing real estate.
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
Critical Accounting Policies
Our consolidated financial statements are based on the selection and application of U.S. Generally Accepted Accounting Principles (GAAP) that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note 2 to our consolidated financial statements included elsewhere in this annual report.
Revenue Recognition
Our principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when an arrangement exists, the solution has been delivered to our customers, the fee is fixed or determinable and the collection of funds is reasonably assured. We have a limited number of agreements with multiple deliverables that we review to determine whether any or all of the deliverables can be separated from one another. If separable, revenue is allocated to the various deliverables based on their relative fair value and recognized for each deliverable when the revenue recognition criteria for that specific deliverable are achieved.
All direct costs are expensed as a cost of revenue. An allowance for doubtful accounts receivable is provided for at the end of each period, based upon management’s assessment of the collectability of outstanding accounts receivable.

Our revenue is generated from: (i) licenses of imagery; (ii) subscription services; and (iii) the recognition of deferred revenue. We recognize revenue from each of our revenue sources as follows:
•
Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. Revenue is recognized net or authorized contractually agreed discounts.

•
Subscriptions. We have several products and services that allow customers to access imagery on-line and manipulate the imagery before delivery. Customers pay for the subscription at the beginning of the subscription period. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which the customer pays for their subscription to one of the Company’s web-based products by prepaying for a set number of product accesses (for instance each time users click on an image of their home). Each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net or authorized contractually agreed discounts.

•
Subscription-Type Arrangements. We enter into subscription-type arrangements with customers whereby a bundle of services and/or multiple deliverables are contracted for delivery over a specified period of time. Revenue from this type of arrangement is recognized either ratably over the term of the arrangement or periodically throughout the term based on proportional performance.

•
Service Level Agreements. We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is recognized each month because the fee for each month is fixed and non-refundable and is for a defined and fixed level of service each month.

•
Deferred Revenue. Our deferred revenue is composed of payments received in advance of recognition of revenue, the majority of which relate to the following types of arrangements: (i) prepayments from NGA; (ii) the DAP; and (iii) subscription arrangements. All fees received in connection with direct access facility construction have been recorded as deferred revenue and all costs incurred have been recorded as deferred contract costs. Upon commencement of DAP operations deferred revenue and related deferred contract costs will be amortized into the income statement over the estimated customer relationship period.

In connection with the initial contract under the DAP, in 2005 we received an upfront payment of $10.0 million from Hitachi Software. The upfront payment is included in deferred revenue and will be recognized to revenue over the estimated customer relationship period (WorldView-2 life) upon commencement of the DAP operations. We will be evaluating the estimated customer relationship period when events suggest the period may have changed or at least on an annual basis, and may make adjustments to the amortization period if a change to the estimated life of the relationship is made.

The following additional recognition policies have been applied for significant contracts.
NGA paid us $266.0 million to partially offset the cost of the construction and launch of WorldView-1. These payments were recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1, which we use as a proxy for the estimated customer relationship period of 10.5 years. We will be evaluating the estimated customer relationship period when events suggest the period may have changed or at least on an annual basis, and may make adjustments to the amortization period if a change to the estimated life of the relationship is made.
Occasionally, we enter into contracts with customers that are required to be deferred over a period of time. If the contract does not have a specified contractual life, we make an assessment as to the likely term of the remaining period of the contractual relationship with the customer. A review of the contractual relationship is performed by management quarterly, and, as such, the potential amortization of the deferred revenue may be adjusted as appropriate.

Accounting for Stock Options
We apply the fair value recognition provisions of stock-based compensation expense and measures stock compensation at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.
In order to determine the fair value of our common stock on the date of grant for purposes of calculating the fair value of our stock option grants, we utilize the most recent publicly traded stock price on the grant date.
Since our common stock has not been publicly traded long enough to substantiate a history of volatility, we established a peer group of comparable publicly traded companies and utilized their reported cash operating earnings and revenue multiples as of each valuation date. At each valuation date, we reviewed the companies that comprise the peer group and, from time to time have changed the composition of the peer group, based on changes to our business or the business of the comparable companies and other factors outside of our control, such as mergers and consolidations.
At each stock option grant date, we utilized the peer group data to calculate our expected volatility. Expected volatility was based on comparable companies’ four-year history for options granted prior to 2009, and five-year history for options granted during 2009. Expected term and forfeiture rate were based on existing employee exercise patterns and our historical pre-vested forfeiture experience. The risk-free rate was based on an average of the yields of the treasury note with a maturity corresponding to the expected option life assumed at the grant date.
Changes to the underlying assumptions, including increased forfeiture rates, may have a significant impact on the underlying value of the stock options, which could have a material impact on our financial statements. As of December 31, 2009, there was a total of $10.8 million of unrecognized expense, which will be recognized over a weighted average period of 2.7 years.
Property and Equipment
Property and equipment are recorded at cost. The cost of our satellite includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor costs incurred in the construction and development, as well as depreciation costs related to assets which support the construction and development of our satellite and related ground systems. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.
We capitalize certain internal and external software development costs incurred to develop software for internal use. We expense the costs of developing computer software until the software has reached the application development stage and capitalize all costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to estimated economic life and changes in software and hardware technology.

Internal use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three to five years. Software costs that are directly related to a satellite are capitalized with the satellite and amortized over the satellites useful life. Amortization expense related to capitalized software costs, exclusive of software costs amortized as part of the cost of our satellites, was $8.1 million, $7.2 million and $7.5 million, for the years ended December 31, 2007, 2008 and 2009, respectively.
Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, such as three to seven years for computer equipment and seven to ten and one half years for most other assets, including the satellite and ground stations. Leasehold improvements and assets used pursuant to capital-lease obligations are amortized on a straight-line basis over the shorter of their useful lives or lease terms; such amortization is included in depreciation expense. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are expensed as incurred.
Asset Valuation and Estimated Useful Lives
Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill, capitalized contract and related satellite costs and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate or if our other assumptions are not met, our actual bad debt experience could exceed our estimate.
We capitalize interest, an allocated portion of launch insurance premiums, contract costs and internal direct labor costs incurred in, and depreciation costs related to assets that support the construction and development of our satellites and related ground systems. Once a satellite is operational, we depreciate the asset over the expected operational life. Changes in the estimates of the operational life of the asset are reflected in subsequent periods as adjustments to future depreciation expenses.
Following each launch, and at least annually thereafter, we review the expected operational life of our satellites. We determine a satellite’s expected operational life using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels and other components, levels of solar radiation, the durability of various satellite components and the orbits in which the satellites are placed.
Other intangible assets are evaluated based upon the expected period during which the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. The fair value of our reporting units is based upon a discounted cash flow analysis, which is used to determine if we have a goodwill impairment. The analysis considers estimated revenue and expense growth rates. The estimates are based upon our historical experience and projections of future activity, considering customer demand, changes in technology and a cost structure necessary to achieve the related revenue. Changes in judgments on any of these factors could materially impact the value of the asset.

In determining the purchase price allocation in connection with the GlobeXplorer acquisition, we obtained projected financial results from GlobeXplorer, adjusted those projections based on our knowledge of the market and then valued GlobeXplorer with a discounted cash flow model using those projections, an appropriate weighted cost of capital as a discount factor and an appropriate terminal multiple of earnings before interest, taxes, depreciation and amortization. After our initial valuation, we allocated the purchase price by performing a discounted cash flow valuation of GlobeXplorer’s business, the value of customer relationships, the value of the core technology and the value of certain relationships with prior management.
Income Taxes
The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.
As of December 31, 2009, there are no income tax positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by federal and major state agencies as of December 31, 2009 are 1996 through 2009. Federal and state agencies may disallow research tax carryforwards, net operating loss carryforwards and other carryforwards previously claimed.
As of December 31, 2009, we had federal and state net operating loss carryforwards of $214.8 million and $189.1 million, respectively, available to offset future federal and state taxable income. If not used, the net operating loss carryforwards will expire at various times during the period from 2010 to 2029. Under Section 382 of the Internal Revenue Code of 1986, or the Code, in general, an aggregate increase of more than 50% in the percentage ownership in value of our stock by 5% or greater stockholders (including public groups) over a running three-year period constitutes an “ownership change” for federal income tax purposes. Such an ownership change may limit our ability to use, for both regular and alternative minimum tax purposes, any net operating loss carryforwards attributable to the periods prior to the ownership change. We believe that such ownership changes have occurred and may occur in the future to further limit the use of our net operating loss carryforwards. We also believe that any future ownership changes should not have a material adverse effect on the use of our existing net operating loss carryforwards. In 2009, we generated a taxable loss resulting from accelerated depreciation on the WorldView-2 satellite. Current tax legislation allows this loss to be carried back to prior years which will reduce prior years AMT income to zero and will generate a refund of all previously paid AMT.
Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification did not have an impact on our Consolidated Financial Statements upon adoptions. Accordingly, our disclosures will explain accounting concepts rather than site specific topics of GAAP.

In May 2009, the FASB issued new accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The guidance became effective for the Company on April 1, 2009. The adoption of this guidance had no impact on its Consolidated Financial Statements.
In April 2008, the FASB issued new accounting guidance which defines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this guidance on January 1, 2009 and the adoption did not have a material effect on the presentation or classification on the assets in the financial statements.
In March 2008, the FASB issued new accounting guidance that requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. The requirements under this guidance must be applied as authoritative guidance for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The Company has adopted this guidance effective January 1, 2009 and there was not a material effect on the presentation or classification of these activities in our financial statements.
In February 2008, FASB issued authoritative guidance that addresses fair value measurements for purposes of lease classification or measurement. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.
In December 2007, the FASB issued new accounting guidance which expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. Further, the guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, all acquisition costs are generally expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, changes in accounting for deferred tax asset valuation allowances be expensed after the measurement period, and acquired income tax uncertainties be expensed after the measurement period. The requirements under this guidance must be applied for years beginning after December 15, 2008 with early adoption prohibited. The adoption of this guidance will impact any of our future acquisitions.

In December 2007, the FASB issued further accounting guidance, which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statement and not account for such arrangements on the equity method of accounting. Further, the guidance also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. The requirements under this guidance must be applied for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company has adopted this guidance effective January 1, 2009 and the adoption did not have a material effect on the consolidated financial statement presentation.
New Accounting Pronouncements
In October 2009, the FASB issued new accounting guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We are currently evaluating the effects on the presentation, classification, and recognition of revenue arrangements that may be affected by this guidance.
In October 2009, the FASB issued new accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We are currently evaluating the effects on the presentation, classification, and recognition of revenue arrangements that may be affected by this guidance.
Seasonality
We do not expect seasonality to have a material impact on our business in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not currently have any material interest rate risk exposure. Our debt bears interest at a fixed rate.
We are exposed to various market risks that arise from transactions entered into in the normal course of business. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities.
We do not currently have any material foreign currency exposure. Our revenue contracts are primarily denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DigitalGlobe, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Denver, Colorado
February 24, 2010

DigitalGlobe, Inc.
Consolidated Income Statements

	For the Year Ended December 31,
(in millions, except share and per share data)	2007	2008	2009

Revenue	$151.7	$275.2	$281.9
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	22.1	28.5	31.1
Selling, general and administrative	49.0	76.1	88.6
Depreciation and amortization	46.8	75.7	74.4

Income from operations	33.8	94.9	87.8
Loss from early extinguishment of debt	—	—	(7.7)
Loss on derivative instruments	—	—	(1.8)
Interest income (expense), net	4.1	(3.0)	0.1

Income before income taxes	37.9	91.9	78.4
Income tax (expense) benefit	57.9	(38.1)	(31.0)

Net income	$95.8	$53.8	$47.4

Earnings per share:
Basic earnings per share	$2.21	$1.24	$1.07

Diluted earnings per share	$2.18	$1.22	$1.06

Weighted average common shares outstanding:
Basic	43,269,243	43,513,506	44,234,019

Diluted	43,993,589	44,100,898	44,859,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.
Consolidated Balance Sheets

	As of December 31,
(in millions)	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.8	$97.0
Restricted cash	2.5	7.3
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.2, respectively	44.3	49.7
Accounts receivable from related party	2.5	—
Aerial image library	4.9	—
Prepaid and current assets	5.8	12.0
Income taxes receivable	—	3.9
Deferred taxes	24.9	1.7

Total current assets	145.7	171.6
Property and equipment, net of accumulated depreciation of $288.6 and $361.1, respectively	792.9	891.0
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $5.4 and $7.2, respectively	3.6	1.8
Aerial image library	—	5.4
Long-term restricted cash	—	16.7
Long-term deferred contract costs	5.7	36.2
Long-term deferred contract costs from related party	15.9	—
Other assets, net	7.7	9.1

Total assets	$980.2	$1,140.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$0.7	$4.3
Accounts payable to related party	1.8	—
Accrued interest	3.5	6.2
Other accrued liabilities	20.6	17.9
Other accrued liabilities to related party	2.7	—
Current portion of deferred revenue	28.1	32.8

Total current liabilities	57.4	61.2
Deferred revenue	214.9	239.6
Deferred revenue related party	24.7	—
Deferred lease incentive	6.3	5.4
Long-term debt	230.0	343.5
Long-term debt and accrued interest to related parties	44.6	—
Long-term deferred tax liability	—	11.3

Total liabilities	$577.9	$661.0
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and December 31, 2009	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 43,468,941 shares issued and outstanding at December 31, 2008 and 45,122,593 shares issued and outstanding at December 31, 2009	0.2	0.2
Treasury stock, at cost; 21,555 shares at December 31, 2008 and 44,039 December 31, 2009	(0.2)	(0.7)
Additional paid-in capital	467.2	496.0
Accumulated other comprehensive income (loss)	(1.5)	—
Accumulated deficit	(63.4)	(16.0)

Total stockholders’ equity	402.3	479.5

Total liabilities and stockholders’ equity	$980.2	$1,140.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95.8	$53.8	$47.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46.8	75.7	74.4
Non-cash recognition of deferred revenue	(3.2)	(25.5)	(26.6)
Non-cash amortization	2.6	1.5	5.3
Non-cash stock compensation expense	2.6	4.2	7.2
Amortization of debt issuance costs	0.2	0.3	—
Write off of debt financing fees	—	—	5.3
Deferred income taxes	(59.1)	34.7	33.6
Changes in working capital, net of investing activities:
Accounts receivable, net	(28.5)	(3.2)	(2.6)
Accounts receivable from related party	(2.2)	3.0	(0.3)
Income tax receivable	—	—	(3.9)
Aerial image library	(4.2)	(2.6)	(6.1)
Prepaids and other assets	(4.0)	1.9	(6.3)
Accounts payable	(3.3)	(1.5)	1.5
Accounts payable and accrued liabilities to related parties	1.6	(1.1)	3.5
Accrued liabilities	0.8	8.1	(5.0)
Deferred contract costs from related party	(5.6)	(10.3)	(15.3)
Deferred revenue	31.1	(1.9)	29.1
Deferred revenue related party	7.9	6.5	2.1
Deferred lease incentive	0.8	0.8	—

Net cash flows provided by operating activities	80.1	144.4	143.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(233.4)	(131.8)	(155.9)
Other property, equipment and intangible additions	(4.7)	(10.2)	(10.9)
Acquisition, net of cash acquired	(9.4)	—	—
Decrease (increase) in restricted cash	3.8	(0.1)	(21.5)
Settlements from derivative instrument	0.2	(1.4)	(2.8)
Purchases of investments available-for-sale	(163.5)	—	—
Sale of investments available-for-sale	249.2	—	—

Net cash flows used in investing activities	(157.8)	(143.5)	(191.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	—	38.5	330.9
Proceeds from initial public offering, net of issuance costs	—	(2.7)	21.7
Repayment of notes	—	—	(270.0)
Stock issuance costs	(2.0)	—	—
Repurchase of common stock	—	—	(0.5)
Proceeds from exercise of stock options	0.7	1.2	1.9
Loan amendment fee	(1.1)	—	—

Net cash flows provided by (used in) financing activities	(2.4)	37.0	84.0

Net increase (decrease) in cash and cash equivalents	(80.1)	37.9	36.2
Cash and cash equivalents, beginning of period	103.0	22.9	60.8

Cash and cash equivalents, end of period	$22.9	$60.8	$97.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$0.7	$—	$—
Cash paid for income taxes	$1.3	$2.2	$2.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash items capitalized in construction in progress	$1.6	$—	$6.8
Changes to non-cash property and equipment accruals, including interest	$0.3	$10.1	$2.9
Common stock issued for the GlobeXplorer acquisition	$11.3	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Accumulated		Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in	Deficit	Income (Loss)	Income (Loss)	Equity
Balance at December 31, 2006	42,748,625	$0.2	(20,371)	$(0.2)	$446.8	$(213.0)	$1.1	$10.0	$234.9

Common stock issued in connection with acquisition	500,000	—	—	—	11.3	—	—	—	11.3
Stock issued upon exercise of stock options	93,530	—	—	—	0.7	—	—	—	0.7
Stock compensation expense, net of forfeitures	—	—	—	—	2.7	—	—	—	2.7
Effective financial derivatives, net of tax	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)
Net income	—	—	—	—	—	95.8	—	95.8	95.8

Balance at December 31, 2007	43,342,155	$0.2	(20,371)	$(0.2)	$461.5	$(117.2)	$0.3	$95.0	$344.6

Exercise of common stock options to Employees	126,786	—	—	—	1.2	—	—	—	1.2
Repurchase common stock	—	—	(1,184)	—	—	—	—	—	—
Stock compensation expense, net of forfeitures	—	—	—	—	4.5	—	—	—	4.5
Effective financial derivatives, net of tax	—	—	—	—	—	—	(1.8)	(1.8)	(1.8)
Net income	—	—	—	—	—	53.8	—	53.8	53.8

Balance at December 31, 2008	43,468,941	$0.2	(21,555)	$(0.2)	$467.2	$(63.4)	$(1.5)	$52.0	$402.3

Stock issued upon exercise of stock options	248,377	—		—	1.9	—	—	—	1.9
Common stock issued in connection with successful initial public offering	1,395,275				19.0	—	—	—	19.0
Repurchase common stock	—	—	(22,484)	(0.5)	—	—	—	—	(0.5)
Vesting of restricted stock	10,000	—	—	—	—	—	—	—	—
Stock compensation expense, net of forfeitures	—	—	—	—	7.9	—	—	—	7.9
Effective financial derivatives, net of tax	—	—	—	—	—	—	1.5	1.5	1.5
Net income	—	—	—	—	—	47.4	—	47.4	47.4

Balance at December 31, 2009	45,122,593	$0.2	(44,039)	$(0.7)	$496.0	$(16.0)	$—	$48.9	$479.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

(Dollars in millions except for share and per share data, unless otherwise noted)
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
We are a provider of commercial high-resolution earth imagery products and services. We have customers in both the (i) defense and intelligence and (ii) commercial sectors.
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
On January 4, 2007, the Company acquired GlobeXplorer, LLC and AirPhotoUSA, LLC. In January 2008, the Company discontinued the use of the GlobeXplorer and AirPhoto USA names. All operations are now reported under the DigitalGlobe name.
On September 18, 2007, the Company successfully launched the WorldView-1 satellite. On November 16, 2007, the National Geospatial-Intelligence Agency (NGA) of the United States government, our largest customer, certified that the WorldView-1 satellite had satisfied the performance metrics under the terms of the NextView agreement (described below) and declared the WorldView-1 satellite to have achieved full operational capability (FOC).
On May 14, 2009, the Company completed an initial public offering consisting of 14,700,000 shares of common stock at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling shareholders and 1,366,256 shares sold by the Company. Cash proceeds to the Company amounted to $24.1 million (net of $1.8 million of underwriters’ discount). These proceeds were offset in equity by $5.1 million of offering costs of which $2.4 million were paid in 2009.
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. On June 25, 2009, the NextView agreement was amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. The amendment also provides an option for NGA to extend the agreement on the same terms for an additional nine months, from April 1, 2010 through December 31, 2010.

Our NextView contract with the US Government is scheduled to expire on March 31, 2010. The US Government has options to extend the contract for an additional nine months through December 31, 2010. Although we expect, for the US government to extend the contract, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels. Regardless of whether or not this contract is extended or renewed,all of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U. S. government policies, priorities or Congressional funding level commitments to various agencies Pursuant to the contract terms, U. S. Government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 75% of our consolidated revenue for the year ended December 31, 2009. We believe that existing cash and cash equivalents as of December 31, 2009 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures through 2010. If the US Government were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents through 2010, however, if necessary we could reduce operating expenses and/or defer capital expenditures.
On October 8, 2009, the Company had a successful launch and deployment of the WorldView-2 satellite. The DigitalGlobe ground station received a downlink signal confirming that the satellite successfully separated from its launch vehicle and automatically initialized its onboard processors. On October 19, 2009, the Company publicly released imagery confirming the ability of the WorldView-2 satellite to conduct imaging operations.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the instructions to Form 10-K of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, including normal recurring adjustments that are considered necessary for a fair presentation of the accompanying consolidated financial statements have been included.
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
Restricted Cash
The Company’s restricted cash at December 31, 2008 was comprised of $1.3 million of collateral for an FCC performance bond associated with a milestone related to the launch of the WorldView-2 satellite. During the fourth quarter of 2009, the FCC released the restriction on $1.3 million of cash based on the successful launch of our WorldView-2 satellite. At December 31, 2008 and 2009, we had $1.2 million of restricted cash under the lease agreement for our headquarters. During 2009, we funded $22.8 million of cash into restricted cash to collateralize certain letters of credit required under certain of our Direct Access Program (DAP) contracts, of which $15.5 million is recorded as long-term restricted cash.

Short-term Investments
As of December 31, 2008 and 2009, we had no short-term investments. However, through a portion of 2007 the Company held short term investments. All auction rate securities (ARS) and variable rate demand notes (VRDN) were classified as available-for-sale short-term investments. ARS and VRDN are variable rate investments tied to short-term interest rates, which generally reset every 30 days. Interest paid during a given period is based upon the interest rate determined during the prior auction period. Although these securities are issued and rated as long-term investments, with original maturities of approximately 30 years, they are priced and traded as short-term instruments because of the liquidity provided through the volume and frequency of the auctions. The Company only invests in securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or to satisfy other cash requirements as needed. As of December 31, 2008 and 2009, we held no ARS or VRDN.
Accounts Receivable
The Company’s customer base includes customers located in foreign countries. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes. In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable aging reports, changes in customer payment patterns, historical write-offs, changes in customer demand and relationships, and customer credit worthiness.
Property and Equipment
Property and equipment are recorded at cost. The cost of our satellites include capitalized interest costs incurred during the construction and development period. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in the construction and development as well as depreciation costs (included in QuickBird and WorldView-1) related to assets which support the construction and development of the satellites and related ground systems. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.
The Company performs an annual assessment of the useful life of the satellites. The assessment evaluates the efficiencies of the operation of the satellite and the fuel level. An adjustment will be made to the estimated depreciable life of the satellite, if deemed necessary by the assessment performed. Any changes to the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis on the date of the change.
The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would require an impairment assessment include a significant change in the extent or manner in which an asset is used, a significant adverse change in the operation of the Company’s satellites, in government spending or customer demand that could affect the value of the asset, or a significant decline in the observable market value of an asset. If these factors indicate a potential impairment, the Company would assess the recoverability of the asset by determining if the carrying value of the asset exceeds the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, the Company will estimate the fair value of the asset estimating discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. There was no impairment charge recorded in 2007, 2008 or 2009.

The Company capitalizes certain internal and external software development costs incurred to develop software for internal use. The Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to, estimated economic life and changes in software and hardware technology.
Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years for computer equipment and seven to ten and one half years for most other assets, including the satellites and ground stations). Leasehold improvements and assets used pursuant to leases are depreciated on a straight-line basis over the shorter of their useful lives or lease terms; such depreciation is included in depreciation expense. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are expensed as incurred.
Internal use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three to five years. Software costs that are directly related to a satellite are capitalized with the satellite and amortized over the satellite’s estimated useful life on a straight line basis. Amortization expense related to capitalized software costs, exclusive of software cost amortized as part of the cost of our satellites, was $8.1 million, $7.2 million, and $7.5 million for years ending 2007, 2008, and 2009, respectively.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as trademarks, core technology, customer relationships and non-compete agreements) are recorded at fair value as determined at the time of acquisition. The goodwill and intangible assets are attributable to the commercial segment.
We test the carrying value of goodwill for impairment on the reporting unit level on an annual basis and more often if a triggering event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consists of comparing the fair value of the reporting unit, determined using the discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, impairment loss would be recognized to reduce the carrying amount to its implied fair value. We have completed our 2009 impairment test on goodwill and determined that there was no impairment.

Aerial Image Library
Our aerial image library costs are composed of the direct costs of contracting with third parties to collect aerial imagery. Our aerial image library costs are charged to cost of revenue over the estimated economic life of the imagery, which has been estimated to be two years. Such costs are charged to cost of revenue on an accelerated basis reflective of the pattern in which the economic benefits of the asset is expected to be realized. Charges to cost of revenue for aerial imagery library was $3.1 million, $4.5 million, and $5.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.
Deferred Contract Costs
The Company capitalized certain costs reimbursable under the NextView agreement, incurred in the construction and development of our WorldView-1 satellite and related ground systems during the construction and development period. These costs were related to internal support costs and were required and reimbursable expenditures under the NextView agreement. These costs were not capitalized as fixed assets, but were deferred in accordance with government contract accounting guidelines. Upon the successful launch of the WorldView-1 satellite, the deferred contract costs began being amortized ratably over the customer relationship period (the same as the life of the satellite, or 10.5 years).
The Company defers certain direct costs incurred in the construction of direct access facilities built for direct access program customers, consisting of hardware, software and labor purchased from a related party. The direct access facility will allow the Company’s direct access program customers to communicate with the Company’s satellites. The costs incurred to date are related to contractual agreements for the construction of the Company’s first direct access facility and are directly related to fulfillment of direct access program related revenue contracts. Accordingly, the deferred contract costs will be recognized as expense in the period of revenue recognition of the Company’s DAP contracts, which is expected to be the life of the WorldView-2 satellite. The Company does not have deferred contract costs in excess of related contract deferred revenue.
Deferred Contract Costs from a Related Party
As a result of the Company’s initial public offering in May 2009, the Company has reevaluated related parties due to the change in ownership. Only historical information pertaining to the companies that were related parties will continue to be disclosed if balances and activity for these entities is included in the financial statements presented.
Debt Issuance Costs and Debt Discounts
Debt issuance costs are deferred and amortized to interest expense using the effective interest method.
Long-Lived Assets
With the exception of goodwill, the Company periodically evaluates the carrying value of long-lived assets for impairment when events and circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company believes no circumstances indicating impairment exist in any of its long-lived assets.

Revenue Recognition
The Company evaluates its sales arrangements to determine whether they include more than one unit of accounting. Using the guidance, we have identified the following units of accounting: (a) licenses of imagery; (b) sales of direct access program and direct access facilities, consisting of access to imagery bundled with hardware, software and support; (c) service level agreements; and (d) sales of subscription and subscription-type arrangements.
The Company recognizes revenue in accordance with the applicable revenue guidance for each unit of accounting identified. Revenue from sales of our products and services is recognized in accordance with the guidance when all of the following criteria have been met:
1)	Persuasive evidence of an arrangement exists,
2)	Delivery has occurred or services have been rendered,
3)	Our price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.
Revenue from sales arrangements that include software that is essential to the functionality of non-software deliverables is recognized under software accounting guidance. Revenue is allocated to the various units of accounting based on their relative fair value and is recognized as follows for each of our revenue sources:
Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image from our system. In certain customer arrangements, we have acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of authorized contractually agreed discounts.
Direct Access Program and Direct Access Facility. Sales under the direct access program include construction of the direct access facility, consisting of hardware, software and operational maintenance support, and an arrangement to allow the customer access to the satellite to task and download imagery. This arrangement has been treated as a single unit of accounting as Vendor Specific Objective Evidence of fair value for undelivered items cannot be determined nor are believed to have stand-alone value. Accordingly, all funds received have been recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs as further described below.
As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs will be amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used. If both satellites are being used, the satellite with the longer life will be used as the basis for the amortization. Based on terms and conditions specified in each arrangement, the facility revenue will be recognized gross or net of facility costs.
Access fees under each arrangement are recognized pro-rata each month based on actual usage. We began recognizing revenue for access fees on WorldView-1 during the fourth quarter of 2009.
Service Level Agreements. The Company recognizes service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is recognized each month because the fee for each month is fixed and non-refundable and is for a defined and fixed level of service each month.

Subscriptions. The Company sells time-based subscriptions to its web-based products such as Image-Connect. These arrangements allow customers access to our product via the internet for a set period of time and for a fixed fee. Revenue from these arrangements is recognized ratably over the subscription period. In addition, we have other arrangements in which the customer pays for their subscription to one of the Company’s web-based products by prepaying for a set number of product accesses (for instance each time users click on an image of their home). Each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of authorized contractually agreed discounts.
Sales of our products and services to certain customers are subject to appropriation of available funds. We do not recognize revenue prior to funds being appropriated.
Subscription-Type Arrangements. The Company also enters into subscription-type arrangements with customers whereby a bundle of services and/or multiple deliverables are contracted for delivery over a specified period of time. Revenue from this type of arrangement is recognized either ratably over the term of the arrangement or periodically throughout the term based on proportional performance.
Royalties. Revenue from royalties is based on agreements or license with third parties that allow the third party to incorporate our product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the quarter earned or on a systematic basis over the term of the license agreement.
Deferred Revenue
The Company has entered into several types of transactions, as more fully discussed below, where we received payment for products or services in advance of meeting the criteria for revenue recognition set out above. These payments are recorded as deferred revenue when received and are recognized as revenue when earned.
Our deferred revenue is composed of payments received in advance of recognition of revenue, the majority of which relate to the following types of arrangements: (i) prepayments from NGA; (ii) direct access program; (iii) advanced customer payments and (iv) subscription arrangements.
Prepayments from NGA. Under the NextView agreement, we received $266.0 million from NGA, in advance of imagery deliveries, to allow us to partially fund construction of the WorldView-1 satellite. These payments were recorded as deferred revenue when received during the construction period and are being recognized as revenue over the estimated customer relationship period of 10.5 years. Recognition of this deferred revenue commenced upon WorldView-1 reaching FOC in November 2007. As of December 31, 2008 and 2009, deferred revenue for these prepayments was $239.3 million and $213.8 million, respectively.
Subscription arrangements. We sell access to imagery through web-based exploitation where fees are time or usage based. Fees paid in advance for these arrangements are deferred and recognized as discussed above. As of December 31, 2008 and 2009, deferred revenue related to subscription sales was $1.3 million and $1.1 million, respectively.

Direct Access Program (DAP). We will begin earning revenue from our DAP, once the systems are completed and access rights to the satellites commence. Under the DAP, customers may be allowed to send instructions to the WorldView-1 and WorldView-2 satellites and download imagery directly to their ground stations. DAP arrangements consist of several elements, some of which we are paid for in advance and recorded as deferred revenue, as follows:
Direct Access Facility (DAF) Sales. DAFs are built for DAP customers and consist of hardware and software needed to communicate with our satellites. Payments received during the construction period in advance of the imagery delivery period are recorded as deferred revenue, and costs incurred are deferred as well. Deferred revenue and deferred costs will be recognized as revenue and expense, respectively, over the estimated customer relationship period upon commencement of DAP operations, which will coincide when all equipment has been delivered and installed and access to the satellite commences. As of December 31, 2008 and 2009, deferred revenue related to DAF sales was $14.7 million and $44.4 million, respectively.
Prepayments. In 2005, we entered into a distribution agreement with Hitachi Software Engineering, a related party, related to the initial contract for direct access to WorldView-2. In connection with the distribution agreement, we received an upfront fee of $10.0 million from Hitachi Software Engineering. This upfront fee is included in deferred revenue and will be recognized as revenue over the estimated customer relationship period upon commencement of the DAP operations. Once the WorldView-2 satellite reaches full operational capability, we will be able to estimate the customer relationship period. We expect that the best measure of the customer relationship period will be the expected useful life of the satellite the customer is accessing. As of December 31, 2008 and 2009, deferred revenue related to this upfront fee was $10.0 million.
We will evaluate the estimated customer relationship period on an annual basis, or more frequently if events indicate a change in the period, and will make adjustments to the amortization period if a change to the estimated life of the relationship is made.
Satellite Insurance
We currently maintain $40.0 million, $220.0 million and $230.0 million of one-year in-orbit operations insurance coverage for QuickBird, WorldView-1 and WorldView-2, respectively, $50.0 million of three-year in-orbit insurance coverage for WorldView-1 with one year remaining and $68.0 million of three-year in-orbit insurance for our WorldView-2 satellite. We intend to continue this coverage to the extent it remains available at acceptable premiums. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized are amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.
Research and Development Costs
We record as research and development expense all engineering costs, consisting primarily of internal labor and consulting fees, where the Company maintains the risk associated with design failure. The Company incurred $0.2 million in research and development costs for the year ended December 31, 2007. Research and development costs were not significant for the year ended December 31, 2008. We incurred $0.9 million in research and development costs for the year ended December 31, 2009. Any research and development expenses incurred are included in selling, general and administrative expenses.

Advertising Costs
Advertising costs are expensed as incurred and have historically not been significant.
Derivative Instruments
The Company used derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. The Company’s derivative instruments were recorded in the consolidated balance sheets at fair value within accounts receivable from related party or accounts payable to related party dependent upon the asset or liability to the Company. Upon settlement of the contracts, the cash flow were presented as an investment activity. For a derivative designated as a cash flow hedge, the effective portion of the derivative gain or loss was initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affected earnings. For interest swaps that did not qualify or were not designated as cash flow hedges, all gains or losses associated with changes to the fair market value of these financial instruments were recorded in the income statement.
See Note 7 for further information about derivative instruments.
Earnings Per Share (EPS)
Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is determined by dividing net income by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities and stock options determined utilizing the treasury stock method.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. See Note 8 for further information regarding our stock-based compensation expense and underlying assumptions.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.
There is a prescribed minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We reduced our deferred tax assets associated with general business tax credits computed in and carried over from prior years by $4.5 million. The Company has elected to treat any penalties or interest incurred as a result of uncertainty in income taxes as a component of tax expense. The impact of adoption of uncertainty in income taxes in 2007 had no effect on our results of operations or retained earnings.

Fair Values of Financial Instruments
When measuring our financial instruments we use a market-based measurement, not an entity-specific measurement, and determine the fair value based on the assumptions that market participants would use in pricing the asset or liability. Fair value losses or gains are reported when identified.
We use the valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.
Level 1 inputs utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include actively traded equity securities.
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market), inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measure in its entirety requires management’s judgment and considers factors specific to the asset or liability.
The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2009 and indicates the valuation technique utilized by the Company to determine the fair value.

	Fair Value Measurements at December 31, 2008 Using:
			Significant
	Total Carrying	Quoted prices	other	Significant
	Value at	in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in millions)	2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$40.9	$40.9	$—	$—
Derivative liabilities	1.0	—	1.0	—

	Fair Value Measurements at December 31, 2009 Using:
			Significant
	Total Carrying	Quoted prices	other	Significant
	Value at	in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$83.7	$83.7	$—	$—
Valuation Techniques. Our cash equivalents consist of investments with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2008 and 2009, our cash equivalents consisted of funds held in treasury money markets. For our financial instruments that are classified within Level 2 of the valuation hierarchy, we perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty statements. The Company additionally evaluates the counterparty creditworthiness and has not identified any circumstances requiring that the report values of our financial instruments be adjusted as of December 31, 2008 and 2009. During the second quarter of 2009, one of our swaps matured and the other swap contract was terminated as a result of the repayment of the senior credit facility, discussed in Note 7. The Company has not identified any Level 3 financial instruments at December 31, 2008 and 2009.
For the year ended December 31, 2008 the Company recorded a loss, net of tax, in accumulated other comprehensive income, of $1.8 million for the changes in the fair value of its interest rate swaps. For the year ended December 31, 2009, the company recognized a net loss of $1.8 million on derivatives. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The fair value of the senior credit facility was calculated using an interest rate of 9.5%. At December 31, 2008, the fair value of the senior subordinated notes was calculated using an interest rate of 15.75%. The derivative liability fair value was derived from internally developed valuation methodologies. The senior credit facility and senior subordinated notes were paid in full in April 2009. One of the derivative liabilities expired in April 2009 and the Company paid the other derivative liability in conjunction with the debt extinguishment.
The senior secured notes are traded on an active market. The fair value of the senior secured notes is obtained from a third party pricing service that tracks the trading of the notes and evaluated by the Company.

	December 31, 2008		December 31, 2009
($ in millions)	Carrying	Estimated	Carrying	Estimated
Long Term Debt	Amount	Fair Value	Amount	Fair Value
Senior Credit Facility	$230.0	$228.4	$—	$—
Senior Subordinated Notes	44.6	42.1	—	—
Derivative Liability	1.0	1.0	—	—
Senior Secured Notes	$—	$—	$343.5	$366.3

Concentration of Credit Risk and Significant Customers
The Company’s cash and cash equivalents and derivative instruments are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area.
Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification did not have an impact on our Consolidated Financial Statements upon adoptions. Accordingly, our disclosures will explain accounting concepts rather than cite specific topics of GAAP.
In May 2009, the FASB issued new accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The guidance became effective for the Company on April 1, 2009. The adoption of this guidance had no impact on its Consolidated Financial Statements.
In April 2008, the FASB issued new accounting guidance, which defines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this guidance on January 1, 2009 and the adoption did not have a material effect on the presentation or classification on the assets in the financial statements.
In March 2008, the FASB issued new accounting guidance that requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. The requirements under this guidance must be applied as authoritative guidance for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The Company has adopted this guidance effective January 1, 2009 and there was not a material effect on the presentation or classification of these activities in our financial statements.
In February 2008, FASB issued authoritative guidance that addresses fair value measurements for purposes of lease classification or measurement. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

In December 2007, the FASB issued new accounting guidance which expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. Further, the guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, all acquisition costs are generally expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, changes in accounting for deferred tax asset valuation allowances be expensed after the measurement period, and acquired income tax uncertainties be expensed after the measurement period. The requirements under this guidance must be applied for years beginning after December 15, 2008 with early adoption prohibited. The adoption of this guidance will impact any of our future acquisitions.
In December 2007, the FASB issued further accounting guidance, which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statement and not account for such arrangements on the equity method of accounting. Further, the guidance also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. The requirements under this guidance must be applied for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company has adopted this guidance effective January 1, 2009 and the adoption did not have a material effect on our financial statement presentation.
New Accounting Pronouncements
In October 2009, the FASB issued new accounting guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 but early adoption is permitted. We are currently evaluating the effects on the presentation, classification, and recognition of revenue arrangements that may be affected by this guidance.
In October 2009, the FASB issued new accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We are currently evaluating the effects on the presentation, classification, and recognition of revenue arrangements that may be affected by this guidance and are planning on adopting in the first quarter of 2010.

NOTE 3. Information on Segments and Major Customers
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. Our imagery products and services are comprised of imagery that we process to varying levels of resolution according to the customer’s specifications. Customers acquire our imagery either by placing tasking orders for our satellites to collect data to their specification or purchasing images that are archived in our ImageLibrary.
We have organized our business around (i) the defense and intelligence and (ii) commercial segments because we believe that customers in these two groups are identifiably similar in terms of their areas of focus, imaging needs and purchasing habits. We deliver our products and services using the distribution method that best suits our customers’ needs. At January 1, 2009 we determined that our civil government customers should be classified in the defense and intelligence business segment. We have reclassified 2008 presentation to be consistent with the current presentation. There are no sales between the Company’s segments.
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

	Year Ended December 31,
(in millions)	2007	2008	2009
Defense and Intelligence
Revenue	$104.3	$222.4	$231.0
Cost of revenue, excluding depreciation and amortization	1.3	5.4	5.7
Selling, general and administrative	5.7	6.6	11.8

Segment results of operations	$97.3	$210.4	$213.5

Commercial
Revenue	$47.4	$52.8	$50.9
Cost of revenue, excluding depreciation and amortization	3.4	6.4	7.8
Selling, general and administrative	8.5	11.6	10.6

Segment results of operations	$35.5	$34.8	$32.5

Unallocated common costs
Cost of revenue, excluding depreciation and amortization	17.4	16.7	17.6
Selling, general and administrative	34.8	57.9	66.2
Depreciation and amortization	46.8	75.7	74.4

Unallocated costs	$99.0	$150.3	$158.2

Income from operations	33.8	94.9	87.8
Interest income (expense), net	4.1	(3.0)	0.1
Loss from early extinguishment of debt	—	—	(7.7)
Loss on derivative instruments	—	—	(1.8)

Income before income taxes	$37.9	$91.9	$78.4

Total U.S. and foreign sales were as follows:

	Year Ended December 31,
(in millions)	2007	2008	2009
Revenue
U.S.	$114.3	$228.0	$232.7
Other	37.4	47.2	49.2

Total Revenue	$151.7	$275.2	$281.9

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Years Ended December 31,
Customer	2007	2008	2009
NGA	57.7%	73.9%	75.0%
Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	Year Ended December 31,
Customer	2007	2008	2009
NGA	67.2%	64.1%	61.8%
NOTE 4. Property and Equipment
Property and equipment consisted of the following as of:

	Year ended
	December 31,
(in millions)	2008	2009
Construction in progress	$304.6	$454.6
Computer equipment	92.2	111.7
Machinery and equipment	25.1	25.6
Furniture and fixtures	12.0	12.6
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,081.5	$1,252.1

Accumulated depreciation and amortization	(288.6)	(361.1)

Property and equipment, net	$792.9	$891.0

Construction in progress includes satellite construction, ground station construction, and certain internally developed software costs and capitalized interest. Depreciation and amortization expense for property and equipment was $44.4 million, $72.7 million, and $72.6 million for the years ended December 31, 2007, 2008, and 2009, respectively.
The capitalized costs of our satellites and related ground systems include internal and external direct labor costs, internally developed software, material and depreciation costs related to assets which support the construction and development. The cost of our satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through in-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

Following each launch, and at least annually thereafter, we review the expected operational life of our satellites. We determine a satellite’s expected operational life considering calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels and other components, levels of solar radiation, the durability of various satellite components and the orbits in which the satellites are placed.
We extended the estimated useful life of our QuickBird satellite again during the first quarter of 2008. For 2008, this change resulted in reduced depreciation expense and a corresponding increase in income from continuing operations of $11.1 million, an increase in net income of $6.7 million and had an impact on earnings per share of $0.15 at December 31, 2008. This assessment, performed in January 2008, of the useful life of the QuickBird satellite led to an extension of the depreciable operational life of QuickBird attributable to efficiencies in the operation of the satellite that have led to the reduced consumption of fuel compared to previous estimates. Based on mid-year analysis in 2008, the estimated useful life of our QuickBird satellite did not change.
We have aligned the assessment of the useful life of the operating satellites with the timing of our insurance renewals. We will perform an annual assessment of the useful life of the QuickBird, WorldView-1 and once operational, WorldView-2 satellites in the second half of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. The assessment evaluates the efficiencies of the operation and the fuel level of the satellite against engineering models that also estimated the satellite’s useful life. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Any changes to the estimated useful life of our satellites and the related impact on the depreciation expense will be accounted for on a prospective basis on the date of the change.
As a result of our annual assessment during the third quarter of 2009, we extended the estimated useful life of our QuickBird satellite, which results in a change in the depreciation expense associated with the QuickBird satellite on a prospective basis beginning July 1, 2009. For the twelve month period ended December 31, 2009, this change resulted in reduced depreciation expense and a corresponding increase in income from continuing operations of $2.9 million, an increase in net income of $1.7 million and had a $0.04 impact on diluted earnings per share.
Based on our assessment, there was no change to the estimated useful life of our WorldView-1 satellite.
NOTE 5. Goodwill and Intangibles

	December 31, 2008			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Intangible assets:
Customer relationships	$4.3	$2.5	$1.8	$4.3	$3.5	$0.8
Core technology	3.1	1.5	1.6	3.1	2.3	0.8
Trademark/trade name	1.1	1.1	—	1.1	1.1	—
Non-compete agreement	0.5	0.3	0.2	0.5	0.3	0.2

Intangible assets	$9.0	$5.4	$3.6	$9.0	$7.2	$1.8

The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years. During fourth quarter of 2008, it was determined that the trademark/tradename acquired is no longer being utilized by the Company. We have fully amortized the value associated with the trademark/tradename intangible as of December 31, 2008. Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes.
Amortization expense for intangibles was $2.4 million, $3.0 million and $1.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. These intangible assets will become fully amortized in 2011. The estimated remaining aggregate amortization expense for the intangible assets is:

Estimated
Amortization
Expense
2010	$1.5
2011	$0.3
A summary of the goodwill activity for the year ended December 31, 2008 and 2009 is presented below:

(in millions)
Balance, January 1, 2008	$8.7
Balance, December 31, 2008	$8.7
Balance, December 31, 2009	$8.7
The Company has not recorded an impairment of goodwill for any of the periods presented.
NOTE 6. Other Accrued Liabilities
The following table is a listing of items included in other accrued liabilities:

	At December 31,
(in millions)	2008	2009
Compensation and other employee benefits	$7.5	$8.2
Accrued taxes	1.5	0.5
Accrued expense	7.0	3.1
Cumulative mandatory redeemable preferred stock	0.5	—
Other	4.1	6.1

Total other accrued liabilities	$20.6	$17.9

NOTE 7. Debt
Letters of Credit
As of December 31, 2009, we had $22.8 million in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credits are secured by restricted cash that has been recorded in our financial statements as both short and long term restricted cash. The letters of credit, and related restricted cash amounts will be released when the respective contract obligation have been fulfilled by us.

Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and fees and expenses of $10.2 million. As of December 31, 2009, we have an accreted outstanding amount of $343.5 million senior secured notes which mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,116.5 million as of December 31, 2009. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.
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
There was no accrued interest for the senior secured notes at December 31, 2008 and the total accrued interest on the senior secured notes at December 31, 2009 was $6.2 million. Total interest incurred, accretion of debt discount and amortization of deferred financing fees, for the year December 31, 2009 were $25.2 million, $1.7 million and $1.3 million, respectively. These amounts were capitalized in construction costs of our satellite.
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
Our future debt payments include the maturity of notes in May 2014, at which time we will pay the full obligation amount of $355.0 million.
Senior Credit Facility
We had outstanding a $230.0 million senior credit facility with a syndicate of financial institutions for whom an affiliate of Morgan Stanley & Co. Incorporated served as administrative agent. The senior credit facility was guaranteed by our subsidiaries and secured by nearly all of our assets, including the QuickBird and WorldView-1 satellites, and our WorldView-2 satellite. Assets collateralizing the senior credit facility had a net book value of $977.7 million as of December 31, 2008. The senior credit facility and all accrued interest was paid in full in April of 2009.

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
The weighted average interest rate on the total outstanding debt at December 31, 2007 and 2008 was 10.7% and 9.2%, respectively. Total accrued interest was $3.5 million at December 31, 2008. Total interest incurred for the years ended December 31, 2007, 2008 and 2009 was $26.5 million, $27.0 million and $9.6 million, respectively, of which $25.8 million, $23.1 million and $9.6 million was capitalized in the construction costs of our satellites.
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
The Second Swap was designated and qualified as a cash flow hedge and has been accounted for as such through February 8, 2009. On February 9, 2009, the Company amended the senior credit facility, and as a result, the Company’s Swaps became ineffective and no longer qualified as cash flow hedges. From February 9, 2009 through April 28, 2009, the fair value changes of these derivative instruments have been recorded in the Condensed Consolidated Income Statement.
On January 8, 2009, we entered into a swap agreement (the Third Swap) with an affiliate of Morgan Stanley & Co. Incorporated. We traded the floating 3-month LIBOR rate on $130.0 million of our senior credit facility to a fixed rate of 2.00% until maturity of the loan on October 20, 2011. The covenants in our senior credit facility required a minimum interest rate hedge of $100.0 million. The Third Swap satisfied this obligation through the maturity date of the loan. A net gain of $0.3 million and a net loss of $1.5 million was recognized on derivatives in the years ended December 31, 2007 and 2008, respectively.
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

Senior Subordinated Notes
In February 2008, we issued $40.0 million of senior subordinated notes due April 18, 2012. The net proceeds of $38.5 million were used to fund construction and launch expenditures associated with WorldView-2. The senior subordinated notes bore interest at 12.5% per annum due semi-annually on July 31 and January 31, commencing July 31, 2008 until January 31, 2009, after which the rate increased to 13.5% per annum. On July 31, 2008 and January 31, 2009, we elected to pay interest in kind and issued additional senior subordinated notes.
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
NOTE 8. Shareholders Equity and Other Comprehensive Earnings (Loss)
On May 14, 2009, the Company completed an IPO consisting of 14,700,000 shares of common stock at $19.00 per share. At December 31, 2009, the Company’s Board of Directors had the authority to issue 250,000,000 shares of common stock. At December 31, 2009, 45,122,593 shares of common stock were issued and outstanding.
Treasury Stock
In the fourth quarter of 2008 the Company repurchased 1,184 shares of outstanding common stock from four stockholders for the deemed fair value at the repurchase date. During 2009, the Company repurchased 22,484 shares at the deemed fair value on the repurchase date.
Other Comprehensive Earnings (Loss)
Other comprehensive earnings (loss) include the cumulative effect of realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment during the year ended December 31, 2009. With the expiration and settlement of our financial derivatives the amounts recorded in accumulated other comprehensive earnings (loss) were capitalized to the cost of the WorldView-2 satellite as of December 31, 2009.

Stock-Based Compensation Programs
The Company has a 1995 Stock Option/Stock Issuance Plan (the 95 Plan) pursuant to which qualified and nonqualified stock options to purchase shares of the Company’s common stock have been granted to employees, officers, directors, and consultants. Under the 1995 Plan, incentive stock options were granted with exercise prices not less than the fair value of the stock on the various dates of grant, as determined by the Company’s Board of Directors. Options granted pursuant to the 1995 Plan are subject to certain terms and conditions as contained in the 1995 Plan itself, have a ten-year term, generally vest ratably over a four-year period, and are immediately exercisable. Upon termination of services to the Company by optionees, any acquired but unvested shares are subject to repurchase by the Company at the original exercise price. During 1999, the board of directors amended the 1995 Plan, eliminating future grants. As a result of a recapitalization agreement adopted in 1999, the stock from any exercised options under the 1995 Plan automatically converted to the new Series C Preferred at the rates established in said recapitalization agreement.
On February 15, 2000, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) pursuant to which qualified and nonqualified stock options to purchase shares of the Company’s common stock may be granted to employees, officers, directors, and consultants. Options granted pursuant to the 1999 Plan are subject to certain terms and conditions as contained in the 1999 Plan itself, have a ten-year term, generally vest ratably over a four-year period. As of December 31, 2008 and 2009, there were 182,526 and 242,023, respectively, options available to be issued under the 1999 Plan. The Company does not intend to grant those options.
On February 15, 2007, the board of directors approved the 2007 Employee Stock Option Plan (the 2007 Plan), pursuant to which the following awards may be granted to employees, officers, directors, and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, Stock Appreciation Rights and shares of the stock itself. Options granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan itself, have a ten-year term and generally vest over a four-year period. The Company amended this plan in 2008 to extend the exercise period of terminated employees from thirty days to three months. The number of shares available for grant at December 31, 2008 and 2009 was 3,304,138 and 2,503,572, respectively.
Pursuant to the 2007 Plan, the Company may, from time to time, issue certain equity based awards, including stock options, restricted stock, and unrestricted shares (Equity Awards). Equity Awards may be awarded to employees, officers, directors and certain consultants of the Company. To date, issued Equity Awards have consisted of stock options and restricted stock. Since the completion of the initial public offering on May 14, 2009, the Company has utilized the daily closing stock price as an element in determining the value of our Equity Awards. The date of grant of the awards is used for the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

A summary of stock option activity for the year ended December 31, 2008 is presented below:

	Options Outstanding
			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in millions)(2)
Outstanding — December 31, 2007	2,055,045	$15.00	7.74	$25.5
Granted	1,146,720
Exercised(1)	125,327
Forfeited/Expired	318,154

Outstanding — December 31, 2008	2,758,284	$19.10	7.75	$8.6

Exercisable — December 31, 2008	1,580,629	$15.01	6.76	$11.5

A summary of stock option activity for the year ended December 31, 2009 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in millions)(2)
Outstanding — December 31, 2008	2,758,284	$19.10	7.75	$8.6
Granted	942,459
Exercised(1)	248,377
Forfeited/Expired	254,952

Outstanding — December 31, 2009	3,197,414	$20.29	7.38	$14.8

Exercisable — December 31, 2009	1,945,332	$19.10	6.42	$11.3

1)	Upon exercise shares are issued from the authorized but unissued shares designated for issuance pursuant to the stock option plans.

2)
Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2008 and 2009, respectively, that option holders would have realized had they exercised their options as of that date.

Weighted-average grant-date fair values for option awards granted was $7.85, $9.15 and $10.44 for the years ended December 31, 2007, 2008 and 2009, respectively. The total fair value of options vested for the years ended December 31, 2007, 2008 and 2009 was $2.3 million, $4.3 million and $7.2 million, respectively.
The Company recognized stock-based compensation during the years ended December 31, 2008 and 2009 was $4.6 million and $7.7 million, respectively, of which $0.4 million, and $0.5 million was capitalized to assets under construction.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2008	2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	37.0–40.6%	37.0–50.4%	56.6–59.0%
Risk-free interest rate	3.3–4.9%	2.1–3.3%	1.8–2.4%
Expected life of options (years)	4.0	4.0	5.0
Forfeiture rate	3.0%	2.0%	2.0%
Expected volatility is based on a variety of comparable companies within our industry, currently looking back five years (if available). The expected life and forfeiture rate are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.
The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the year ended December 31, 2007, 2008 and 2009 was $1.6 million, $2.2 million and $4.1 million, respectively.
As of December 31, 2008 and 2009 there was a total of $8.6 million and $10.8 million, respectively, of unrecognized expense remaining to be recognized over a weighted average period of 2.7 and 2.7 years, respectively.
On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (LTIP) with a fair value of $22.10 per share. All units granted vest one-third each year beginning on March 31, 2009. Upon vesting units are converted into shares of common stock. As of December 31, 2009, 10,000 units had vested. A summary of restricted stock activity as of December 31, 2008, and changes during the year is presented below:

		Weighted - Average
Non-vested Restricted Stock	No. of Shares	Grant Date Fair Value
Non-vested at January 1, 2008	—	$—
Granted	30,000	22.10
Forfeited	—	—
Vested	—	—
Non-vested at December 31, 2008	30,000	$22.10
A summary of restricted stock activity as of December 31, 2009 and changes during the year is presented below:

		Weighted - Average
Non-vested Restricted Stock	No. of Shares	Grant Date Fair Value
Non-vested at December 31, 2008	30,000	$22.10
Granted	—	—
Forfeited	—	—
Vested	10,000	—
Non-vested at December 31, 2009	20,000	$22.10
As of December 31, 2008 and 2009, there was $0.5 million and $0.3 million, respectively, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 and 1.3 years, respectively.

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
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Years Ended December 31,
(in millions, except per share data)	2007	2008	2009
Basic earnings per share:
Net income	$95.8	$53.8	$47.4

Basic weighted average number of common shares outstanding	43.3	43.5	44.2
Assuming exercise of stock options	0.7	0.6	0.7

Diluted weighted average number of common shares outstanding, as adjusted	44.0	44.1	44.9

Earnings per share:
Basic	$2.21	$1.24	$1.07

Diluted	$2.18	$1.22	$1.06

The number of options that were excluded from EPS, calculated as the effects thereof were antidilutive, were 0.9 million, 1.8 million and 2.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.
NOTE 10. Income Taxes
Accounting for income taxes requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards.
The provisions for income taxes reflected in the statements of operations for the years ended December 31, 2007, 2008 and 2009 consisted of (in millions):

	2007	2008	2009
Current:
Federal	$(0.7)	$(2.0)	$2.7
State	—	(1.5)	(0.1)

Total current	(0.7)	(3.5)	2.6

Deferred:
Federal	55.3	(32.7)	(31.4)
State	3.3	(1.9)	(2.2)

Total deferred	58.6	(34.6)	(33.6)

Income tax (expense) benefit	$57.9	$(38.1)	$(31.0)

In 2007, based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that its deferred tax assets would be utilized prior to expirations and therefore released $59.1 million of valuation allowance. Of that amount, $0.5 million was attributable to recording the tax effect on the loss on financial derivative recorded in the Consolidated Statements of Stockholders’ Equity and Statements of Comprehensive Income for the year. The balance of the reversal of the valuation allowance and other adjustments to the deferred tax assets resulted in the recognition of income tax benefits to operations of $57.9 million in 2007. As of December 31, 2008 and 2009, the Company had no valuation allowance against its deferred tax assets.
The Company’s deferred tax assets and liabilities consisted of the following as of December 31:

(in millions)	2008	2009
Deferred tax assets:
Current
Alternative Minimum Tax Credits	$1.0	$—
Other	0.5	0.9
Compensation accrual	0.6	0.8
Net operating loss carryforwards	22.8	—

Total current deferred tax asset	24.9	1.7

Long-term deferred tax assets (liabilities), net
Net operating loss carryforwards	9.3	81.0
Research and development tax credits	9.0	9.0
Deferred revenue	92.9	82.1
Accumulated other comprehensive income	0.9	—
Other assets	1.5	3.0
Fixed assets	(115.4)	(186.4)
Alternative minimum tax credits	1.8	—
Other liabilities	—	—

Total long-term deferred tax (liabilities), net	—	(11.3)
Total deferred tax assets (liabilities)	24.9	(9.6)
Valuation allowance	—	—

Net deferred tax assets	$24.9	$(9.6)

At December 31, 2009, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $214.8 million and $189.1 million, respectively. In addition, the Company has research and development tax credits of approximately $9.0 million, which may be available to offset future federal income tax liabilities. If unused, the Federal carryforwards and credits will begin to expire during the years 2019 to 2029. If unused, the state carryforwards and credits will begin to expire during the years 2010 to 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized if certain changes in the Company’s ownership occur. The Company believes that such changes have occurred and may occur in the future to further limit the utilization of the carryforwards.

The benefit (expense) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

(in millions)	2007	2008	2009
Federal income tax expense	$(13.3)	$(32.2)	$(27.4)
Permanent differences	(0.4)	(1.1)	(1.2)
State income tax expense, net federal impact	(1.4)	(3.4)	(2.4)
Change in valuation allowance	73.0	(1.4)	—

	$57.9	$(38.1)	$(31.0)

In January 2007, the Company recognized a reduction in general business tax credits computed in and carried over from prior years of $4.5 million. There have been no changes in the Company’s tax contingencies during 2008 and 2009. The tax years 1996 through 2009 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2009. The Company does not anticipate a material change to the amount of uncertain tax positions within the next 12 months.
A reconciliation of the Company’s uncertain tax positions is as follows:

(in millions)
Balance as of December 31, 2008	$4.5
Current year changes	—

Balance as of December 31, 2009	$4.5

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
In, prior years, the Company was subject to the alternative minimum tax (AMT) which is based on current year AMT income (AMTI) less NOL carryforwards which cannot exceed 90% of AMTI. The net result is subject to the 20% AMT rate. The Company incurred current federal AMT of $0.7 million and $1.4 million, for the fiscal years ended December 31, 2007 and 2008, respectively. In 2009 the Company generated a taxable loss resulting from accelerated depreciation on its WorldView-2 satellite. Current tax legislation allows this loss to be carried back to prior years which will reduce prior years AMT income to zero and will generate a refund of all previously paid AMT.
In connection with the preparation of the second quarter 2008 income tax provision and the 2007 income tax return, the Company became aware of certain adjustments that should be made to the release of the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carryforward recorded as a deferred tax asset as of December 31, 2007 and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences. Management has assessed the impact of this adjustment and does not believe this amount is material, individually or in the aggregate, to any previously issued financial statements or to our operations for 2008. The Company recorded this non-cash out of period adjustment in the second quarter of 2008 increasing income tax expense and reducing net income for the three-month and six-month periods ended June 30, 2008 by $1.4 million or $0.03 basic and diluted EPS.
NOTE 11. Benefit Plan
In October 1995, we adopted a 401(k) Savings and Retirement Plan (the 401(k) Plan), a tax-qualified plan covering substantially all of the Company’s employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401(k) plan. The 401(k) Plan provides that we may contribute matching contributions to the 401(k) Plan at the discretion of the Company’s management as approved by the board of directors. We recorded approximately $1.0 million, $1.2 million and $1.5 million of matching contribution expense for the years December 31, 2007, 2008 and 2009, respectively.

NOTE 12. Related Party Transactions
As a result of the Company’s initial public offering in May 2009, the Company has reevaluated related parties due to the change in ownership and has concluded that Morgan Stanley & Co. Incorporated (Morgan Stanley) and Beach Point Capital Management L.P. remain its only related parties. On a prospective basis, the Company will only update related party information for these two entities. As a result of the IPO, Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates, and Telespazio S.p.A./Eurimage S.p.A. are no longer related parties going forward from the initial public offering date. Historical information pertaining to these companies will continue to be disclosed if balances and activity for these entities is included in the financial statements presented.
Morgan Stanley
There were no amounts owed to Morgan Stanley in accounts payable and/or accrued liabilities to related party at December 31, 2008 and 2009.
The accrued interest on the Second Swap transaction owed by the Company to an affiliate of Morgan Stanley was $(0.1) million at December 31, 2008. There was no accrued interest related to the Second Swap at December 31, 2009. The fair value of the Swap transactions at December 31, 2008, $(1.0) million. The Second Swap terminated on April 18, 2009 and the Company paid the fair value of the Third Swap in conjunction with the repayment of our senior credit facility and senior subordinated notes. The Company did not have any swaps at December 31, 2009.
In February 2008, we issued senior subordinated notes in the amount of $40.0 million before issuance costs to Morgan Stanley and funds and affiliates that are now managed by Beach Point Capital Management L.P.. In addition, an affiliate of Morgan Stanley earned fees totaling $0.4 million for the placement of these notes.
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
In April 2008, we made an initial filing of our S-1 registration statement (S-1) with the SEC. In that filing, we named Morgan Stanley as a book-runner manager for our proposed IPO.
In July 2008, the Company entered into an agreement with an affiliate of Morgan Stanley to provide management services for the Company’s employee stock option plans.
In April 2009, Morgan Stanley was the book-running manager for our senior secured note offering.
At December 31, 2008 and 2009 Morgan Stanley and its affiliates held 15,968,099 and 14,366,395 shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between us and Morgan Stanley, currently, five Morgan Stanley designees have been duly elected to and are serving on our Board of Directors. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange.

Beach Point Capital Management L.P. (assignee of Post Advisory Group LLC)
In January 2009, Beach Point Capital Management L.P. (Beach Point Capital) assumed certain rights and obligations from Post Advisory Group LLC. In connection with that assignment, Beach Point Capital became investment manager of certain funds that hold common stock of the Company. In February 2008, we issued senior subordinated notes in the amount of $40.0 million before issuance costs to Morgan Stanley & Co. Incorporated and funds and affiliates that are now managed by Beach Point Capital. In addition, Beach Point Capital and its related funds and affiliates earned fees totaling $0.4 million for the placement of these notes.
As a result of the debt repayment in April of 2009, all deferred financing fees paid to Beach Point Capital associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million. In April 2009, we paid our senior subordinated notes in full.
At December 31, 2008 and 2009, Beach Point Capital and their related funds and affiliates held 6,487,923 and 3,168,839 shares, respectively, of the Company’s common stock.
Ball Corporation
Under various contracts with Ball Aerospace, we incurred expenses of $128.1 million and $32.2 million for the years ended December 31, 2007 and 2008 respectively, which were capitalized as part of the costs of building our WorldView-1 and WorldView-2 satellites. We incurred expenses of $13.1 million for the year 2009 until the IPO date, which was capitalized as part of the costs of building our WorldView-2 satellite. There were no amounts owed to Ball Aerospace in accounts payable to related party or accrued liabilities to related party at December 31, 2008.
At December 31, 2008 and 2009, Ball Corporation and its affiliates held 2,791,090 and 697,772 shares, respectively, of the Company’s common stock. During 2007, Ball Corporation had a designated representative serving on the Board. This representative resigned from the Board in December 2007.
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

Hitachi earned sales commissions on direct sales by the Company to customers in its region of $1.4 million for the year ended December 31, 2008. Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.5 million for the year 2009 until the initial public offering date. These amounts are accounted for as a reduction of revenue in the consolidated statements of operations. Amounts owed to Hitachi in accrued liabilities to related party totaled $0.1 million at December 31, 2008.
Hitachi Software purchased approximately $9.5 million of the Company’s products in the year ended December 31, 2008 and $2.7 million for the year 2009 until the initial public offering date. Hitachi had a balance in accounts receivable from related party of $0.9 million at December 31, 2008.
At December 31, 2008 and 2009, Hitachi and its affiliates held 3,309,144 and 3,309,144 shares, respectively, of the Company’s common stock. Until January 2008, they had a designated representative serving on the board of directors.
ITT Industries, Inc./Eastman Kodak
Under various contracts with ITT Industries, we incurred expenditures of $13.5 million and $7.0 million for the years ended December 31, 2007 and 2008, and $0.8 million for the year 2009 until the initial public offering date, which were capitalized as part of the costs of building our satellites. There were no amounts owed in accounts payable to related party at December 31, 2008. Amounts owed to ITT Industries in accrued liabilities to related party totaled $0.1 million at December 31, 2008.
At December 31, 2008 and 2009, ITT held 770,208 and 770,208 shares, respectively, of the Company’s common stock.
MacDonald Dettwiler and Associates, Ltd.
Since September 1996, we have had a series of agreements with MDA, a stockholder of the Company, for purchase of various goods, software licenses and engineering and related services.
Under various agreements we have incurred expenditures of $4.8 million and $11.8 million for the year ended December 31, 2007 and 2008, respectively, and $3.1 million for the year 2009 until the initial public offering date. Total costs incurred with MDA related to the construction of the direct access facility for Hitachi of $13.6 million was recorded as long term deferred contract costs to related parties at December 31, 2008. Remaining expenditures have been capitalized in the cost of the satellites. Amounts owed to MDA in accrued liabilities to related party totaled $1.0 million at December 31, 2008.
At December 31, 2008 and 2009, MDA and its affiliates held 27,667 and 27,667 shares, respectively, of the Company’s common stock.
Telespazio S.p.A./Eurimage S.p.A.
Telespazio S.p.A. (Telespazio), is a master reseller of our products and services in Europe. Telespazio earned sales commissions on direct sales by the Company to customers in its region of $0.5 million and $0.6 million for the year ended December 31, 2007 and 2008, respectively and $0.5 million for the year 2009 until the initial public offering date. Amounts owed to Telespazio in accounts payable to related party totaled $1.8 million at December 31, 2008.

Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $6.9 million and $5.6 million of the Company’s products in the year ended December 31, 2007 and 2008 and $1.6 million for the year 2009 until the initial public offering date. Amounts owed to us by Telespazio/Eurimage in accounts receivable from related party totaled $0.3 million at December 31, 2008.
At December 31, 2008 and 2009, Telespazio and its affiliates held 794,641 and 0 shares, respectively, of the Company’s common stock.
NOTE 13. Material Relationship
National Geospatial-Intelligence Agency (NGA)
The ClearView Agreement, executed in 2002, with NGA originally provided for minimum annual purchase commitments over four years. There is currently no minimum purchase commitment for year five of the agreement. In January 2007, the ClearView Agreement was merged into the NextView Agreement.
Under the NextView Agreement, we initiated the development of the WorldView system in August 2003 and on November 16, 2007 the WorldView-1 Satellite reached its full operational capability. The NextView agreement provided for the advance payment of $266.0 million prior to the FOC of WorldView-1. These advance payments are accounted for as deferred revenue when funds are received. In November 2007, when the WorldView-1 satellite became certified as operational, the advance payments started to be ratably recognized as revenue over the estimated remaining life of the NGA customer relationship, currently assessed to correspond with the life of the WorldView-1 satellite, or 10.5 years.
The NextView agreement originally provided for minimum data purchase commitments from the WorldView-1 satellite. In January 2008, we amended the NextView agreement to modify the purchase arrangement with NGA from area-based ordering to a Service Level Agreement (SLA).
NOTE 14. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease approximately 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $8.5 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.8 million and $2.6 million of net leasehold improvements at December 31, 2008 and 2009, respectively, which we are amortizing ratably over the remaining lease term.
Rent expense net of sublease income approximated $2.6 million, $2.3 million and $3.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.
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
Future minimum lease payments under all non-cancelable operating leases (net of aggregate future minimum non-cancelable sublease rentals) as of December 31, 2009 are summarized below:

	Operating	Other
	Leases	Commitments
2010	$3.3	$13.0
2011	4.6	16.8
2012	2.9	11.8
2013	2.6	3.7
2014 and thereafter	3.6	3.2

	$17.0	$48.5
Sublease rentals	(1.1)	—

	$15.9	$48.5

In addition to operating lease commitments, other contractual commitments related to the manufacture and delivery of key components for the Company’s WorldView-2 satellite are included in the table above.
NOTE 15. Acquisition
On January 4, 2007, the Company acquired GlobeXplorer for a total purchase price of $21.3 million, consisting of $9.4 million in cash consideration, net of cash acquired of $1.4 million, approximately $0.6 million in acquisition costs and 500,000 shares of the Company’s common stock, valued in the aggregate at $11.3 million based on the December 2006 sale of common stock. GlobeXplorer is a producer, integrator and provider of geographic data and earth imagery.
In valuing GlobeXplorer for the acquisition, the Company utilized recognized valuation methodologies. We obtained projected financial results from GlobeXplorer, adjusted those projections based on our knowledge of the market and then valued GlobeXplorer with a discounted cash flow model using those projections, an appropriate weighted cost of capital as a discount factor and an appropriate terminal multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). After our initial valuation, we allocated the purchase price by performing a discounted cash flow valuation of GlobeXplorer’s business, the value of customer relationships, the value of the core technology and the value of certain relationships with prior management.

GlobeXplorer’s accounts and results of operations have been included in the consolidated financial statements of the Company since the acquisition date. The purchase price allocation resulted in $9.0 million of identifiable intangible assets, consisting primarily of trademarks, core technology and customer relationships, and $8.7 million of goodwill, after adjusting the additional acquired net assets to fair value. The $21.3 million purchase price was allocated as follows:

(in millions)
Working capital (net of cash)	$2.0
Aerial image library	3.2
Fixed assets	0.6
Deferred revenue	(2.2)
Intangible assets	9.0
Goodwill	8.7
Total allocation of purchase price	$21.3
Intangible assets resulting from the acquisition of GlobeXplorer during 2007 consist of the following:

Customer relationships	$4.3
Core technology	3.1
Trademark/trade name	1.1
Non-compete agreement	0.5
Intangible assets	$9.0
The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using the declining balance method over a five year period. Goodwill represents the excess of the purchase price over the value of identifiable net assets and derives primarily from synergies in the operations of the combined business as well as allowing the Company to enter the web-based imagery distribution business sooner than would otherwise have been possible.
NOTE 16. Quarterly Results from Operations (unaudited)

	2008				2009
	For the Quarters Ended				For the Quarters Ended
(in millions)	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$68.8	$67.4	$66.8	$72.2	$67.2	$70.0	$71.8	$72.9

Income before income taxes	23.5	21.7	23.8	22.9	17.7	14.0	23.9	22.8

Income tax benefit (expense)	(9.4)	(10.1)	(9.5)	(9.1)	(7.1)	(5.6)	(9.3)	(9.0)

Net income	$14.1	$11.6	$14.3	$13.8	$10.6	$8.4	$14.6	$13.8

Earnings per share — basic	$0.32	$0.27	$0.33	$0.32	$0.24	$0.19	$0.33	$0.32

Earnings per share — fully diluted	$0.32	$0.26	$0.32	$0.31	$0.24	$0.19	$0.32	$0.30

Weighted average common shares outstanding	43,420,261	43,434,781	43,459,653	43,434,251	43,499,757	44,163,507	44,679,714	43,219,134

Weighted average fully diluted shares outstanding	44,162,965	44,189,262	44,346,877	43,979,426	43,989,202	44,695,213	45,397,989	45,599,550

In connection with the preparation of our 2007 federal income tax return, we determined that certain adjustments should have been made prior to the release of the valuation allowance that was recorded in the fourth quarter of 2007 of $59.1 million. We noted that the net operating loss carryforward recorded as a deferred tax asset as of December 31, 2007 and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million. We determined the adjustment is not material as of or for the years ended December 31, 2007 and 2008. Accordingly, the error was corrected in the second quarter of 2008.

NOTE 17. Subsequent Events
On January 4, 2010, our WorldView-2 satellite achieved full operational capability. The company began taking orders from the WorldView-2 satellite during the fourth quarter of 2009 and we are currently selling imagery from the WorldView-2 satellite.
On February 9, 2010, DigitalGlobe, Inc. signed a contract to modify its Service Level Agreement, or SLA, with the National Geospatial-Intelligence Agency, or NGA. The modification restructures the option for NGA to extend the term of the SLA. The original option, if exercised, provided for a single nine-month extension of the term, from April 1, 2010 to December 31, 2010. The modified option grant NGA the option to extend the SLA for three months on the same terms, from April 1, 2010 to June 30, 2010, with the six additional options, each for a one-month period, with the last option term expiring on December 31, 2010.
Our Company has evaluated and disclosed all subsequent events that have occurred from December 31, 2009 through February 24, 2010. Besides the subsequent events listed above, there were no other subsequent events that required disclosure in our financial statements.
NOTE 18. Valuation and Qualifying Accounts

		Additions
	Balance at	(Reductions)		Balance at
	Beginning of	Charged to	Write-offs And	End of
(in millions)	Period	Operations	Adjustments	Period
Allowance for doubtful accounts
Year Ended:
December 31, 2009	0.9	1.0	(0.7)	1.2
December 31, 2008	0.6	0.4	(0.1)	0.9
December 31, 2007	0.4	0.3	(0.1)	0.6
Valuation allowance for deferred tax assets
Year Ended:
December 31, 2009	—	—	—	—
December 31, 2008	—	—	—	—
December 31, 2007	77.5	(73.0)	(4.5)	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2009. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting during the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement) and is incorporated herein by reference.
We have adopted a Code of Ethics and Business Conduct that governs our senior officers, including our chief executive officer and chief financial officer, and employees. Copies of our Code of Ethics and Business Conduct are available on our website at www.digitalglobe.com and may also be obtained upon request without charge by writing to the Secretary of the Company, DigitalGlobe, Inc., 1601 Dry Creek Drive, Suite 260, Longmont, Colorado 80503. We will post to our website any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.
Copies of our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are available on our website and may also be obtained upon request without charge as described in the preceding paragraph.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including information relating to security ownership of certain beneficial owners of our common stock and of our management, will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item, including information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and information regarding director independence, will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item, including information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement, will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of documents filed as part of this report:
(1)	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm
See the Index to Financial Statements and Financial Statement Schedules set forth in Part II, Item 8 of this report.
(2)	Financial Statement Schedules
See the Index to Financial Statements and Schedule set forth in Part II, Item 8 of this report.
(3)	List of Exhibits
The agreements included as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, the Company is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.
Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated By-laws

*4.1	Specimen Common Stock Certificate

*4.2	Indenture relating to the senior secured notes, by and between DigitalGlobe, Inc. and U.S. Bank, National Association, as trustee, dated as of April 28, 2009

#10.1	NextView Contract #NMAHM 1573-04-C-0001, by and between DigitalGlobe, Inc. and National Geospatial — Intelligence Agency (NGA), dated December 9, 2003, as amended

#*10.2	Data Reception and Distribution Agreement, by and between DigitalGlobe, Inc. and Hitachi Software Engineering Co., Ltd., dated September 15, 2005, as amended by Amendments Number 1 to 4

#*10.3
Direct Access Facility Purchase Agreement by and between DigitalGlobe, Inc. and Hitachi Software Engineering Co., Ltd., dated March 23, 2007, as amended by Amendment Number 1, dated as of July 10, 2007

Exhibit
Number	Description
*10.4	Office Lease, by and between DigitalGlobe, Inc. and K/B Fund IV, dated March 19, 2004, as amended and assigned to Hub Properties Trust as a successor interest of K/B Fund IV

*10.5	Stockholders’ Agreement, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto

*10.6	Amendment to the Stockholders’ Agreement, dated as of March 24, 2008 among DigitalGlobe, Inc. and certain stockholders

*10.7	Letter Agreement by and between DigitalGlobe, Inc. and Post Advisory Group, dated as of June 25, 2008

*10.8	Purchase and Sale Agreement, dated as of January 26, 2004, between DigitalGlobe, Inc., Post Advisory Group and certain funds and accounts managed by Post Advisory Group

*10.9	Assignment, by and among DigitalGlobe, Inc., Post Advisory Group and Beach Point Capital, dated February 9, 2009, of 2004 Purchase and Sale Agreement and June 2008 Letter Agreement.

*10.10	Investor Agreement by and between DigitalGlobe, Inc. and Morgan Stanley & Co., Inc., dated as of April 28, 2009

*10.11	Employment Agreement by and between DigitalGlobe, Inc. and Jill D. Smith, dated as of September 1, 2008

*10.12	Employment Agreement by and between DigitalGlobe, Inc. and Yancey L. Spruill, dated as of June 1, 2008

10.13	Offer letter to A. Rafay Khan, dated as of December 31, 2008

10.14	Severance Protection Agreement by and between Digital Globe, Inc and A. Rafay Khan, dated as of January 16, 2009

*10.15	Employment Agreement by and between DigitalGlobe, Inc. and S. Scott Smith, dated as of June 1, 2008

*10.16	Offer Letter to J. Alison Alfers, dated as of December 13, 2007

*10.17	Severance Agreement by and between DigitalGlobe, Inc. and J. Alison Alfers, dated as of June 1, 2008

*10.18	1995 Stock Option/Stock Issuance Plan

*10.19	Amended and Restated 1999 Equity Incentive Plan

*10.20	2007 Employee Stock Option Plan

*10.21	2008 Success Sharing Plan (Executive & Director Bonus Plan)

10.22	2009 Success Sharing Plan (Executive & Director Bonus Plan)

*21.1	Subsidiaries of Registrant

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235).

#	Confidential treatment has been requested with respect to portions of this exhibit.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalGlobe, Inc.
By:	/s/ Yancey L. Spruill
	Name:	Yancey L. Spruill
	Title:	Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jill D. Smith Jill D. Smith	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2010

/s/ Yancey L. Spruill Yancey L. Spruill	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ Paul M. Albert, Jr. Paul M. Albert, Jr.	Director	February 24, 2010

/s/ Nick S. Cyprus Nick S. Cyprus	Director	February 24, 2010

/s/ General Howell M. Estes III General Howell M. Estes III	Director	February 24, 2010

/s/ Warren C. Jenson Warren C. Jenson	Director	February 24, 2010

/s/ Alden Munson Jr. Alden Munson Jr.	Director	February 24, 2010

/s/ James M. Whitehurst James M. Whitehurst	Director	February 24, 2010

/s/ Eddy Zervigon Eddy Zervigon	Director	February 24, 2010