Form 10-Q
period 2010-03-31
DIGITALGLOBE INC
filed 2010-05-04
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
As of April 30, 2010 there were 45,663,432 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DIGITALGLOBE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DigitalGlobe, Inc.
Unaudited Condensed Consolidated Income Statements

	For the Three Months Ended March 31,
(in millions, except share and per share data)	2009	2010
Revenue	$67.2	$77.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	6.4	10.1
Selling, general and administrative	22.6	24.8
Depreciation and amortization	18.7	29.1

Income from operations	19.5	13.1
Loss on derivative instruments	(1.8)	—
Interest income (expense), net	—	(9.9)

Income before income taxes	17.7	3.2
Income tax (expense) benefit	(7.1)	(1.7)

Net income	$10.6	$1.5

Earnings per share:
Basic earnings per share	$0.24	$0.03

Diluted earnings per share	$0.24	$0.03

Weighted average common shares outstanding:
Basic	43,499,757	43,676,118

Diluted	43,989,202	46,144,617

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	December 31, 2009	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97.0	$142.3
Restricted cash	7.3	7.3
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $0.9, respectively	49.7	42.4
Prepaid and current assets	12.0	9.5
Income tax receivable	3.9	3.9
Deferred taxes	1.7	1.7

Total current assets	171.6	207.1
Property and equipment, net of accumulated depreciation of $361.1 and $389.9, respectively	891.0	877.8
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.2 and $6.6, respectively	1.8	1.3
Aerial image library	5.4	4.3
Long-term restricted cash	16.7	16.1
Long-term deferred contract costs	36.2	41.4
Other assets, net	9.1	8.7

Total assets	$1,140.5	$1,165.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4.3	$2.1
Accrued interest	6.2	15.5
Other accrued liabilities	17.9	19.8
Current portion of deferred revenue	32.8	39.0

Total current liabilities	61.2	76.4
Long-term accrued liability	—	8.5
Deferred revenue	239.6	231.1
Deferred lease incentive	5.4	5.2
Long-term debt	343.5	344.1
Long-term deferred tax liability	11.3	12.8

Total liabilities	$661.0	$678.1
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and March 31, 2010	$—	$—
Common stock; $0.001 par value; 250,000,000 shares authorized; 45,122,593 shares issued and outstanding at December 31, 2009 and 45,615,563 shares issued and outstanding at March 31, 2010	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2009 and at March 31, 2010	(0.7)	(0.7)
Additional paid-in capital	496.0	502.3
Accumulated deficit	(16.0)	(14.5)

Total stockholders’ equity	479.5	487.3

Total liabilities and stockholders’ equity	$1,140.5	$1,165.4

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
($ in millions)	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10.6	$1.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18.7	29.1
Non-cash recognition of pre-FOC payments	(6.6)	(6.4)
Non-cash amortization	1.1	1.2
Non-cash stock compensation expense	2.3	1.4
Amortization of debt issuance costs	—	1.1
Deferred income taxes	6.0	1.6
Changes in:
Accounts receivable, net	(2.9)	7.3
Accounts receivable from related party	(0.8)	—
Aerial image library	(0.4)	(0.1)
Other assets	(2.1)	2.3
Accounts payable	0.5	(1.6)
Accounts payable and accrued liabilities to related parties	0.9	—
Accrued liabilities	(6.2)	8.0
Deferred contract costs from related party	(0.7)	—
Deferred contract costs	—	(5.3)
Deferred revenue	3.8	4.0
Deferred revenue related party	1.9	—

Net cash flows provided by operating activities	26.1	44.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(15.6)	(3.3)
Other property, equipment and intangible additions	(2.1)	(1.0)
Settlements from derivative instrument	(0.1)	—
Decrease in restricted cash	—	0.6

Net cash flows used in investing activities	(17.8)	(3.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	(0.7)	—
Costs associated with initial public offering	(0.4)	(0.3)
Payments for repurchase of common stock	(0.1)	—
Proceeds from exercise of stock options	—	5.2

Net cash flows provided by (used in) financing activities	(1.2)	4.9

Net increase (decrease) in cash and cash equivalents	7.1	45.3
Cash and cash equivalents, beginning of period	60.8	97.0

Cash and cash equivalents, end of period	$67.9	$142.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0.3	$0.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property and equipment accruals, including interest	$22.6	$14.3
Non-cash deferred financing costs incurred	$0.2	$—
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
On May 14, 2009, the Company completed an initial public offering (IPO) consisting of 14,700,000 shares of common stock at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling stockholders and 1,366,256 shares sold by the Company. Cash proceeds to the Company amounted to $24.1 million (net of $1.8 million of underwriters’ discount). These proceeds were offset in equity by $5.1 million of offering costs of which $2.4 million were paid in 2009.
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. On June 25, 2009, the NextView agreement was amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010 the NextView Agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010.
Although we expect the U.S. Government to exercise the additional options to extend the NextView Agreement or that we will enter into a new agreement with NGA, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels in the future. Further, all of our contracts with the U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or Congressional funding level commitments to various agencies. The U.S. Government accounted for approximately 66.2% of our consolidated revenue for the three months ended March 31, 2010. We believe that existing cash and cash equivalents as of March 31, 2010 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures for the next twelve months. If the U.S. Government were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents through 2010, furthermore, if necessary we could reduce operating expenses and/or defer capital expenditures.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
On October 8, 2009, the Company successfully launched and commissioned the WorldView-2 satellite. WorldView-2 achieved FOC on January 4, 2010.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
Our accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2009 and 2010, included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). All amounts included in the consolidated financial statements for the three month periods ended March 31, 2009 and 2010, are unaudited. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments that are considered necessary for a fair presentation of the accompanying consolidated financial statements, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP in the U.S.
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
Restricted Cash
At December 31, 2009 and March 31, 2010, we had $1.2 million of restricted cash under the lease agreement for our headquarters. We have $22.8 million and $22.2 million restricted cash to collateralize certain letters of credit required under certain of our Direct Access Program (DAP) contracts at December 31, 2009 and March 31, 2010, respectively.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Fair Values of Financial Instruments
The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010 and indicates the valuation technique utilized by the Company to determine the fair value.

Fair Value Measurements Using:
Significant
			other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$83.7	$83.7	$—	$—

(unaudited)
Significant
			other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$83.7	$83.7	$—	$—
Valuation Techniques
Our cash equivalents consist of investments with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2009 and March 31, 2010, our cash equivalents consisted of funds held in treasury money markets. For our financial instruments that are classified within Level 2 of the valuation hierarchy, we perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty statements. The Company additionally evaluates the counterparty creditworthiness and has not identified any circumstances requiring that the report values of our financial instruments be adjusted as of December 31, 2009 and March 31, 2010. The Company has not identified any Level 3 financial instruments at December 31, 2009 and March 31, 2010.
The senior secured notes are traded on an active market. The fair value of the senior secured notes is based in part on data obtained from a third party pricing service that tracks the trading of the notes and evaluated by the Company.

	December 31, 2009		March 31, 2010
($ in millions)	Carrying	Estimated	Carrying	Estimated
Long Term Debt	Amount	Fair Value	Amount	Fair Value
Senior Secured Notes	$343.5	$366.3	$344.1	$369.5
Concentration of Credit Risk and Significant Customers
The Company’s cash and cash equivalents are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Satellite Insurance
We currently maintain $40.0 million, $220.0 million and $230.0 million of one-year in-orbit operations insurance coverage for QuickBird, WorldView-1 and WorldView-2 satellites, respectively, $50.0 million of three-year in-orbit insurance coverage for WorldView-1 satellite with one year remaining and $68.0 million of three-year in-orbit insurance for our WorldView-2 satellite, with approximately two and one half years remaining. We intend to continue this coverage to the extent it remains available at acceptable premiums. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized as part of the satellite are recorded as prepaid insurance and amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.
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

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
Only those costs directly associated with the two segments are shown in cost of revenue and selling, general and administrative expenses in those segments. All expenses which are common to both segments and/or represent corporate operating costs are included in the unallocated cost section. Substantially all the Company’s assets are located in the United States.

	Three month ended March 31,
($ in millions)	2009	2010
Defense and Intelligence
Revenue	$57.3	$62.6
Cost of revenue excluding depreciation and amortization	0.7	3.0
Selling, general and administrative	3.8	2.8

Segment results of operations	52.8	56.8

Commercial
Revenue	9.9	14.5
Cost of revenue excluding depreciation and amortization	1.7	1.6
Selling, general and administrative	2.3	2.8

Segment results of operations	5.9	10.1

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	4.0	5.4
Selling, general and administrative	16.5	19.3
Depreciation and amortization	18.7	29.1

Unallocated costs	39.2	53.8

Income from operations	19.5	13.1
Loss on derivative instruments	(1.8)	—
Interest income (expense), net	—	(9.9)

Income before income taxes	$17.7	$3.2

Total U.S. and foreign sales were as follows:

	Three months ended March 31,
(in millions)	2009	2010
Revenue
U.S.	$56.1	$60.7
Other	11.1	16.4

Total Revenue	$67.2	$77.1

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three months ended March 31,
(in millions)	2009	2010
NGA	77.4%	66.2%
Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	For year ended	Three months ended
	December 31, 2009	March 31, 2010
NGA	61.8%	47.6%

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 4. Property and Equipment
Property and equipment consisted of the following as of:

(in millions)	December 31, 2009	March 31, 2010
Construction in progress	$454.6	$7.2
Computer equipment	111.7	112.6
Machinery and equipment	25.6	25.6
Furniture and fixtures	12.6	12.7
WorldView-2 satellite	—	462.0
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,252.1	$1,267.7
Accumulated depreciation and amortization	(361.1)	(389.9)

Property and equipment, net	$891.0	$877.8

Construction in progress includes satellite construction, ground station construction, and certain internally developed software costs and capitalized interest. Depreciation and amortization expense for property and equipment was $18.2 million and $28.7 million for the three months ended March 31, 2009 and 2010, respectively.
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
We have aligned the assessment of the useful life of the operating satellites with the timing of our insurance renewals. We will perform an annual assessment of the useful life of the QuickBird, WorldView-1 and WorldView-2 satellites in the second half of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. The assessment evaluates the efficiencies of the operation and the fuel level of the satellite against engineering models that also estimated the satellite’s useful life. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Unless the Company has determined an impairment has occurred, changes to the estimated useful life of our satellites and the related impact on the depreciation expense will be accounted for on a prospective basis on the date of the change.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 5. Goodwill and Intangibles

	December 31, 2009			March 31, 2010
		Accumulated			Accumulated
($ in millions)	Cost	Amortization	Net	Cost	Amortization	Net
Intangible assets:
Customer relationships	$4.3	$3.5	$0.8	$4.3	$3.7	$0.6
Core technology	3.1	2.3	0.8	3.1	2.5	0.6
Trademark/tradename	1.1	1.1	—	—	—	—
Non-compete agreement	0.5	0.3	0.2	0.5	0.4	0.1

Intangible assets	$9.0	$7.2	$1.8	$7.9	$6.6	$1.3
The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years. Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes.
Amortization expense for intangibles was $0.5 million and $0.5 million for the three months ended March 31, 2009 and 2010, respectively. These intangible assets will become fully amortized in 2011. The estimated remaining aggregate amortization expense for the intangible assets is:

(in millions)	Estimated Amortization Expense
Remaining 2010	$1.1
2011	$0.2
A summary of the goodwill activity for the year ended December 31, 2009 and the three months ended March 31, 2010 is presented below:

(in millions)
Balance, December 31, 2008	$8.7
Balance, December 31, 2009	$8.7
Balance, March 31, 2010	$8.7
The Company has not recorded an impairment of goodwill for any of the periods presented.
NOTE 6. Other Accrued Liabilities
The following table is a listing of items included in other accrued liabilities:

(in millions)	December 31, 2009	March 31, 2010
Compensation and other employee benefits	$8.2	$4.8
Accrued taxes	0.5	0.5
Accrued expense	3.1	4.1
Other	6.1	10.4

Total other accrued liabilities	$17.9	$19.8

Other expenses include amounts due to vendors related to completion of direct access facilities and on-orbit performance payments related to WorldView-2.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 7. Debt
Letters of Credit
As of December 31, 2009, and March 31, 2010 we had $22.8 million and $22.2 million, respectively in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credits are secured by restricted cash that has been recorded in our financial statements as both short and long term restricted cash. The letters of credit, and related restricted cash amounts will be released when the respective contract obligation have been fulfilled by us.
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and fees and expenses of $10.2 million. As of December 31, 2009 and March 31, 2010, we have an accreted outstanding amount of $343.5 million and $344.1 million, respectively, senior secured notes which mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,116.5 million and $1,142.0 million as of December 31, 2009 and March 31, 2010, respectively. DigitalGlobe, Inc. (the parent company) and its subsidiaries are guarantors under the Senior Secured Notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries is insignificant. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.
The accrued interest on the senior secured notes at December 31, 2009 and March 31, 2010 was $6.2 million and $15.5 million, respectively. Total interest incurred, accretion of debt discount and amortization of deferred financing fees for the three months ended March 31, 2010 were $9.3 million, $0.6 million, and $0.5 million, respectively.
Our future debt payments include the maturity of the senior secured notes in May 2014, at which time we will pay the full obligation amount of $355.0 million.
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

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
With the issuance of the Third Swap in January 2009 and the amendment to the senior credit facility in February of 2009, all fair value changes on the derivatives were recorded in the income statement through the expiration of the Second Swap on April 18, 2009, and the termination of the Third Swap on April 28, 2009. Due to the Company’s payoff of the senior credit facility, the Swaps were no longer required. With the termination of the Swaps, the Company has recorded the accumulated other comprehensive income balance as an additional cost to the WorldView-2 satellite.
NOTE 8. Shareholders Equity and Other Comprehensive Earnings (Loss)
On May 14, 2009, the Company completed an IPO consisting of 14,700,000 shares of common stock at $19.00 per share. At March 31, 2010, the Company’s Board of Directors had the authority to issue 250,000,000 shares of common stock. At March 31, 2010, 45,615,563 shares of common stock were issued and outstanding.
Treasury Stock
During 2009, the Company repurchased 22,484 shares at the deemed fair value on the repurchase date. There were no repurchases during the first quarter of 2010.
Stock-Based Compensation Programs
On February 15, 2000, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) pursuant to which qualified and nonqualified stock options to purchase shares of the Company’s common stock may be granted to employees, officers, directors, and consultants. Options granted pursuant to the 1999 Plan are subject to certain terms and conditions as contained in the 1999 Plan itself, have a ten-year term, generally vest ratably over a four-year period. As of December 31, 2009 there were 242,023 options available to be issued under the 1999 Plan. The 1999 Plan expired on February 15, 2010.
On February 15, 2007, the board of directors approved the 2007 Employee Stock Option Plan (the 2007 Plan), pursuant to which the following awards may be granted to employees, officers, directors, and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, stock appreciation rights and shares of the company’s common stock. Options granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan, have a ten-year term and generally vest over a four-year period. The Company amended this plan in 2008 to extend the exercise period of terminated employees from thirty days to three months. The number of shares available for grant at December 31, 2009 and March 31, 2010, was 2,503,572 and 2,156,546, respectively.
Pursuant to the 2007 Plan, the Company may, from time to time, issue certain equity based awards, including stock options, restricted stock, and unrestricted shares (Equity Awards). Equity Awards may be awarded to employees, officers, directors and certain consultants of the Company. To date, issued Equity Awards have consisted of stock options and restricted stock. Since the completion of the IPO on May 14, 2009, the Company has utilized the daily closing stock price as an element in determining the value of our Equity Awards. The date of grant of the awards is used for the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
A summary of stock option activity for the three months ended March 31, 2010 is presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Number of Shares	Exercise Price	(in years)	(in millions)
Balance — December 31, 2009	3,197,414	$20.29	7.38	$14.8
Granted	336,121
Exercised	429,784
Forfeited/Expired	42,011

Outstanding — March 31, 2010	3,061,740	$21.97	8.07	$18.30

Exercisable — March 31, 2010	1,673,144	$21.26	7.33	$11.20

Weighted-average grant-date fair values for option awards granted was $10.44 and $12.17 for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. The total fair value of options vested for the year ended December 31, 2009 and the three months ended March 31, 2010 was $7.2 million and $0.9 million, respectively.
The Company recognized stock-based compensation during the three months ended March 31, 2009 and 2010 of $2.4 million and $1.4 million, respectively, of which $0.1 million was capitalized to assets under construction for the three months ended March 31, 2009.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2010
Expected dividend yield	0.0%
Expected stock price volatility	56.7%
Risk-free interest rate	2.3%
Expected life of options (years)	5.0
Forfeiture rate	2.0%
Expected volatility is based on a variety of comparable companies within our industry, currently looking back five years (if available). The expected life and forfeiture rate are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.
The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise of stock options exercised during the three month period ended March 31, 2010 was $5.2 million.
As of March 31, 2010, there was a total of $13.5 million of unrecognized expense remaining to be recognized over a weighted average period of 2.9 years.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (LTIP) with a fair value of $22.10 per share. All units granted vest one-third each year beginning on March 31, 2009. Upon vesting units are converted into shares of common stock. As of March 31, 2010, 20,000 units had vested. During the first quarter of 2010, the Company awarded restricted stock to certain executives and to members of our independent board of directors pursuant to applicable compensation plans. The grants to executives will vest over four years and the awards to board of directors members vested immediately or on the date of grant.
A summary of restricted stock activity as of March 31, 2010 and changes during the first quarter of 2010 is presented below:

		Weighted - Average
Non-vested Restricted Stock	No. of Shares	Grant Date Fair Value
Non-vested at December 31, 2009	20,000	$22.10
Granted	46,017	24.18
Forfeited	—	—
Vested	15,274	22.82
Non-vested at March 31, 2010	50,743	$23.77
As of March 31, 2010, there was $1.2 million, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.4 years.
NOTE 9. Earnings Per Share
Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method.
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share data)	2009	2010
Basic earnings per share:
Net income	$10.6	$1.5

Basic weighted average number of common shares outstanding	43.5	43.7

Assuming exercise of stock options and restricted stock units	0.5	2.4

Diluted weighted average number of common shares outstanding, as adjusted	44.0	46.1

Earnings per share:
Basic	$0.24	$0.03

Diluted	$0.24	$0.03

The number of options that were excluded from EPS, calculated as the effects thereof were antidilutive, were 2.3 million and 0.7 million for the three months ended March 31, 2009 and 2010, respectively.
NOTE 10. Benefit Plan
In October 1995, we adopted a 401(k) Savings and Retirement Plan (the 401(k) Plan), a tax-qualified plan covering substantially all of the Company’s employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401(k) plan. The 401(k) Plan provides that we may contribute matching contributions to the 401(k) Plan at the discretion of the Company’s management as approved by the board of directors. The board of directors has approved the Company’s discretionary match for 2010. We recorded approximately $1.5 million and $0.5 million of matching contribution expense for the year ended December 31, 2009 and three months ended March 31, 2010, respectively.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 11. Related Party Transactions
As a result of the Company’s IPO in May 2009, the Company has reevaluated related parties due to the change in ownership and has concluded that Morgan Stanley & Co. Incorporated (Morgan Stanley) and Beach Point Capital Management L.P. remain its only related parties. On a prospective basis, subsequent to date of the IPO, the Company will only update related party information for these two entities. As a result of the IPO, Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates and Telespazio S.p.A./Eurimage S.p.A. are no longer related parties going forward from the date of the IPO. Historical information pertaining to these companies will continue to be disclosed if balances and activity for these entities is included in the financial statements presented.
Morgan Stanley
There were no amounts owed to Morgan Stanley in accounts payable and/or accrued liabilities to related party at December 31, 2009 and March 31, 2010.
The Second Swap terminated on April 18, 2009 and the Company paid the fair value of the Third Swap in conjunction with the repayment of our senior credit facility and senior subordinated notes. The Company did not have any swaps at December 31, 2009 or March 31, 2010.
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
At December 31, 2009 and March 31, 2010 Morgan Stanley and its affiliates held 14,366,395 and 14,363,476 shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between us and Morgan Stanley, currently, five Morgan Stanley designees have been duly elected to and are serving on our Board of Directors. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange.
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
At December 31, 2009 and March 31, 2010 Beach Point Capital and their related funds and affiliates held 3,168,839 shares and 1,931,268 shares, respectively, of the Company’s common stock.
Ball Corporation
In March 1996, we entered into an engineering services contract with Ball Aerospace & Technologies Corp. (Ball Aerospace), an affiliate of Ball Technologies Holding Corp. (Ball Technologies), a stockholder of the Company. This agreement provides a framework for DigitalGlobe to engage Ball Aerospace for discrete engineering services by establishing a set of mutually agreeable legal terms and conditions. This agreement currently remains in effect. Ball Aerospace and Ball Technologies are both subsidiaries of Ball Corporation.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
In June 2003, we entered into a teaming agreement with Ball Aerospace for the pursuit of the NextView Program. Under the terms of this agreement, Ball Aerospace supported the NextView Program with a proposal for the space segment portion.
In August 2003, we entered into a contract with Ball Aerospace for the provision of items identified as schedule critical for the WorldView-1 program in conjunction with the NextView Agreement and associated engineering services.
In October 2003, we entered into a letter contract with Ball Aerospace for the development and provision of the WorldView-1 satellite and associated efforts in conjunction with the NextView Agreement. The letter contract was superseded by a final contract executed in April 2004.
On October 2, 2006, we executed two contracts with Ball Aerospace for the development and provision of the WorldView-1 satellite and the integration of its sensor and telescope. The second contract with Ball Aerospace was for the development and provision of the WorldView-2 satellite bus and the integration of the satellite bus to the WorldView-2 sensor and telescope.
Under the various contracts with Ball Aerospace discussed above, we incurred expenses of $10.3 million for the three months ended March 31, 2009, which were capitalized as part of the costs of building our WorldView-2 satellite.
Hitachi, Ltd./Hitachi Software Engineering Co., Ltd.
Hitachi, Ltd. (Hitachi), a stockholder of the Company, currently is a master international distributor of the Company’s products and was the exclusive distributor in most of Asia. Its rights and obligations have been assigned to Hitachi Software Engineering Co., Ltd. (Hitachi Software), an affiliate of Hitachi. Its exclusivity in most of Asia was amended in January 2004 to allow DigitalGlobe access to markets outside of Japan.
On January 28, 2005, we entered into a data distribution agreement with Hitachi Software which appoints Hitachi as a reseller of our products and services and authorized Hitachi to sell access time to our WorldView-2 satellite. Under the data distribution agreement we received a payment of $10.0 million in 2005. We entered into a direct access facility purchase agreement with Hitachi Software on March 23, 2007. Under this agreement, we will construct and sell to Hitachi Software a direct access facility, which will allow a customer of Hitachi Software to directly access and task our WorldView-2 satellite. Under our direct access facility purchase agreement we received $16.7 million during the first three months of 2009. Engineering work associated with the agreement has been subcontracted to MacDonald Dettwiler and Associates Ltd. (MDA), also a stockholder of the Company.
Hitachi earned sales commissions on direct sales by the Company to customers region of $0.4 million for the three months ended March 31, 2009. This amount is accounted for as a reduction of revenue in the consolidated statements of operations.
Hitachi Software purchased approximately $2.4 million of the Company’s products in the three months ended March 31, 2009.
ITT Industries, Inc./Eastman Kodak
We entered into agreements with ITT Industries, Inc. (ITT Industries), a stockholder of the Company, for system engineering and development for certain goods and services.

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
In February 2004, we entered into a contract with Eastman Kodak Company (Kodak) for the development and provision of various imaging components of the WorldView-1 and 2 satellites and associated efforts in conjunction with the NextView Agreement. On August 13, 2004, Kodak sold its Remote Sensing Systems operation, which includes the operations relating to the contract described, to ITT Industries.
Under the various contracts with ITT Industries, including the Kodak agreement, we incurred expenditures of $0.5 million for the three months ended March 31, 2009, which were capitalized as part of the costs of building our satellites.
MacDonald Dettwiler and Associates
Since September 1996, we have had a series of agreements with MDA, a stockholder of the Company, for purchase of various goods, software licenses and engineering and related services.
Under various agreements we have incurred expenditures of $0.9 million for the three month period ended March 31, 2009. Total costs incurred with MDA related to the construction of the direct access facility for Hitachi of $14.3 million was recorded as long term deferred contract costs to related parties at March 31, 2009. Remaining expenditures have been capitalized in the cost of the satellites.
Telespazio S.p.A./Eurimage S.p.A.
Telespazio S.p.A. (Telespazio), a stockholder of the Company, is a master reseller of our products and services in Europe. Telespazio earned sales commissions on direct sales by the Company to customers in its region of $0.4 million for the three months ended March 31, 2009.
Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $1.2 million of our products and services for the three months ended March 31, 2009.
NOTE 12. Material Relationship
National Geospatial-Intelligence Agency (NGA)
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

DigitalGlobe, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 13. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease approximately 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $8.5 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $2.6 million and $2.3 million of net leasehold improvements at December 31, 2009 and March 31, 2010, respectively, which we are amortizing ratably over the remaining lease term.
Rent expense net of sublease income approximated $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2010, respectively.
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
In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates losses from such indemnification based on the likelihood that the future event will confirm the loss ranging from probable to remote. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss or reduction of any of our primary contracts; the loss or impairment of our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the SEC.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available; containing more than 1 billion square kilometers of imagery, with new imagery added every day. With the addition of our WorldView-2 satellite, commissioned on January 4, 2010, we expect our collection capacity to expand to more than 500 million square kilometers per year.
On January 4, 2010, our WorldView-2 satellite achieved FOC. We began taking orders from the WorldView-2 satellite during the fourth quarter of 2009 and are currently selling imagery from the WorldView-2 satellite.
Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example, CitySphere, an ImageLibrary product, that features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.

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
We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (FTP), and physical media such as CD, DVD and hard drive. We offer an additional distribution option through our DAP that allows certain customers, approved by the U.S. Government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date we have signed four customer contracts for our DAP.
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
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was paid between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be paid upon the delivery of imagery once WorldView-1 achieved FOC. While NGA has committed to spend these funds to purchase our products and services, actual spending of the funds is ultimately dependent on annual government appropriations of available funds. We recognize revenue under the NextView contract at the time services under the contract are provided. The pre-FOC payments were accounted for as deferred revenue until WorldView-1 became operational in November 2007. The deferred revenue is being recognized ratably over the current estimated life of the WorldView-1 satellite as a proxy for the estimated customer relationship life, or 10.5 years.

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
We receive a significant majority of our revenue under the NextView agreement, which is scheduled to expire on June 30, 2010. If NGA does not exercise its option to extend the SLA beyond June 2010, our revenue, net income, and liquidity would be materially and negatively impacted.
Our NextView contract with the U.S. Government was extended during the first quarter of 2010 through June 30, 2010 and is scheduled to expire on June 30, 2010. The U.S. Government has six additional options to extend the agreement for an additional month with the last option term expiring on December 31, 2010. Although we expect, for the U.S. Government to extend the contract or that we will enter into a new agreement with NGA, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels. Regardless of whether or not this contract is extended or renewed, all of our contracts with the U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or Congressional funding level commitments to various agencies. Pursuant to the contract terms, U.S. Government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 66.2% of our consolidated revenue for the three months ended March 31, 2010. We believe that existing cash and cash equivalents as of March 31, 2010 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures through 2010. If the U.S. Government were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months. Furthermore, if necessary we could reduce operating expenses and/or defer capital expenditures.
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
Revenue from defense and intelligence customers accounted for 85.3% and 81.2% of our total revenue for the three months ended March 31, 2009 and 2010, respectively. Revenue from commercial customers accounted for 14.7% and 18.8% of our total revenue in the three months ended March 31, 2009 and 2010, respectively. Growth in defense and intelligence revenue was primarily due to increases related to our DAP customers. We generated approximately 85.1% and 75.1% of our revenue in the U.S. and Canada and 14.9% and 24.9% of our revenue outside of the U.S. and Canada in the three months ended March 31, 2009 and 2010, respectively. We generated approximately 68.3% of our revenue from paid tasking and 31.7% from our ImageLibrary for the twelve months ended March 31, 2010 (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).
During the first quarter of 2010, we commissioned our second DAP customer’s ground terminal and we began generating revenue from providing satellite access time to this customer. We will not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The success of DAP will depend on our ability to secure contracts with potential customers and on our ability to obtain U.S. Government approval for contracts with these customers. As described in our Annual Report on Form 10-K in “Risk Factors — Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan,” our failure to obtain approval from the U.S. Government for future DAP customers could limit our sales and negatively affect our defense and intelligence revenue.
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
Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly, or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. For the twelve months ended March 31, 2010, we generated approximately 80.1% of our defense and intelligence revenue from paid tasking and 19.9% from our ImageLibrary (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).
For the three months ended March 31, 2009 and 2010, we sold to our defense and intelligence customers both directly and through resellers, with 95.2% and 89.7% of our defense and intelligence revenue coming from direct sales and 4.8% and 10.3% from resellers.
For the three months ended March 31, 2009 and 2010, $52.4 million, or 91.4%, and $52.6 million, or 84.0%, respectively, of our defense and intelligence revenue was generated within the United States and Canada, and $4.9 million, or 8.6%, and $10.0 million, or 16.0%, respectively, was generated from international defense and intelligence customers. For the three months ended March 31, 2009 and 2010, our top five defense and intelligence customers accounted for 97.7% and 95.6%, respectively, of our defense and intelligence revenue. NGA was our only customer that accounted for more than 10% of our revenue in the three months ended March 31, 2009 and 2010. NGA accounted for approximately 77.4% and 66.2%, respectively, of our revenue for the three months ended March 31, 2009 and 2010, respectively.
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

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Most of our traditional commercial customers purchase our imagery products and services on an as-needed basis, either from the ImageLibrary or by placing tasking orders. By contrast, some of our integrated information customers prefer contracts to maintain access to our imagery archive, or purchase subscriptions to access our ImageLibrary. The majority of revenue from the commercial segment has historically been generated from sales of imagery from our ImageLibrary, with a smaller proportion from tasking orders. We believe this trend will continue in 2010. For the three months ended March 31, 2010, we generated approximately 24.2% of our commercial revenue from paid tasking and 75.8% from our ImageLibrary.
Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers, with 59.9% and 66.0%, respectively of our commercial revenue coming from resellers and 40.1% and 34.0%, respectively, coming from direct sales for the three months ended March 31, 2009 and 2010, respectively.
For the three months ended March 31, 2009 and March 31, 2010, $4.8 million, or 48.1% and $5.3 million, or 36.6%, respectively, of our commercial revenue was generated in the Americas and $5.1 million or 51.9% and $9.2 million, or 63.4%, respectively, was generated outside of the Americas. For the three months ended March 31, 2009 and March 31, 2010, our top five commercial customers accounted for 48.8% and 44.4%, respectively, of our commercial revenue. None of these customers accounted for more than 10% of our revenue in three months ended March 31, 2009 and March 31, 2010. We believe that we will have additional opportunities in some of the countries with developing economies, such as China, India and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the Americas.
Expenses
Most of our revenue has come from the sale of products and services comprised of imagery from QuickBird, WorldView-1 and since January 2010, WorldView-2. Given that most of the operating costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite, there is no significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. Costs of acquiring aerial imagery are amortized on an accelerated basis as a cost of revenue.
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
Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets. On January 4, 2010, when WorldView-2 reached FOC, we began depreciating this asset. Our future earnings will be impacted by $10.6 million each quarter as we begin depreciating the WorldView-2 satellite.
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
Backlog
Total backlog was $259.9 million as of March 31, 2010. Total backlog includes $37.5 million under the NextView agreement, substantially all of which is expected to be recognized prior to June 30, 2010 when the NextView agreement is scheduled to expire. This represents payments under the SLA for capacity on WorldView-1 that is already committed to NGA. Total backlog also includes $222.4 million of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, amounts committed under DAP agreements and funded and unfunded task orders from our government customers. Of this amount, we expect that $59.0 million will be recognized in 2010. If the current agreement is extended or we enter into a new agreement with NGA, our backlog will be increased by the amount of payments under the agreement for capacity committed to NGA, which amounts will be recognized over the life of the new agreement. Backlog does not include the amounts that might be recognized if NGA exercises its option to extend the SLA to December 31, 2010.
In addition, there is $207.4 million of remaining unamortized revenue related to payments made prior to full operating capacity FOC from NGA, of which $25.5 million is expected to be recognized during 2010. The balance will be recognized over the estimated customer relationship period, which is currently expected to be 10.5 years from the launch of WorldView-1 based on the expected life of WorldView-1. Due to the fact that these payments were received prior to FOC, revenue to be recognized in 2010 is reflected as non-cash in the financial statements. We have not included it in the backlog because there are no specific services that are required to be rendered to recognize it as income. We are recognizing it ratably over the estimated customer relationship period which positively affects our reported revenue, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
The following tables summarize our historical results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,		Change
(in millions, except share and per share data)	2009	2010	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$57.3	$62.6	$5.3	9.2%
Commercial revenue	9.9	14.5	4.6	46.5

Total revenue	67.2	77.1	9.9	14.7
Cost of revenue excluding depreciation and amortization	6.4	10.1	3.7	57.8
Selling, general and administrative	22.6	24.8	2.2	9.7
Depreciation and amortization	18.7	29.1	10.4	55.6

Income from operations	19.5	13.1	(6.4)	(32.8)
Other income (loss)	(1.8)	—	1.8	*
Interest income (expense), net	—	(9.9)	(9.9)	*

Income before income taxes	17.7	3.2	(14.5)	(81.9)
Income tax (expense) benefit	(7.1)	(1.7)	5.4	(76.1)

Net income	$10.6	$1.5	$(9.1)	(85.8)%

*	Not meaningful.

	Three Months Ended
	March 31,
	2009	2010
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	9.5	13.1
Selling, general and administrative	33.6	32.2
Depreciation and amortization	27.8	37.7

Income from operations	29.1	17.0
Interest income (expense), net	—	12.8
Other income (expense)	(2.7)	—

Income before income taxes	26.4	4.2
Income tax (expense) benefit	10.6	2.2

Net income	15.8%	2.0%

Total revenue increased $9.9 million, or 14.7%, in the first quarter of 2010 as compared to the first quarter of 2009. The $5.3 million, or 9.2%, increase in defense and intelligence revenue was due primarily to our two direct access program customers, who received access time to WorldView-2 in the first quarter. The $4.6 million, or 46.5%, increase in commercial revenue was driven by growth from Consumer customers in Europe and this Americas, and International Civil Government customers in Asia, the Americas and Middle East.
During the first quarter of 2010, we saw growth in our cost of revenue as a percentage of revenue with a decrease in selling, general and administrative costs as a percentage of our total revenue.
Increases in cost of revenue were realized due to a special project and our direct access programs. The $3.7 million increase is primarily attributable to (i) increased labor related costs of $1.5 million primarily driven by the expensing of employees who previously had been capitalized as a part of WorldView-2 development, but who have now been reallocated to other operating functions within the company and also headcount growth. (ii) $1.1 million of direct access costs related to amortization of the deferred contract costs related to the facilities and the costs associated with the first year of maintenance, and (iii) $1.0 million in third-party costs related to completing a project in March of 2010,

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
First quarter 2010 cost of revenue as a percentage of revenue was 13.1%, a 3.6% increase from 9.5% in the first quarter of 2009. This increase was driven by increased labor expenses resulting from the commissioning of WorldView-2, and expense from certain project-related activities. The increase in labor expenses is expected to be recurring, whereas the project-related activity is non-recurring, and therefore we would not expect the trend of cost of revenue growing faster than revenue to continue through 2010.
The increase of $2.2 million in selling, general and administrative costs was attributable to (i) $1.8 million from WorldView-2 insurance costs (ii) increased labor related costs of $1.2 million primarily driven by increased headcount within the company as compared to the first quarter of 2009, and (iii) $0.4 million of expenses related to the write off of an asset under construction. These cost increases were partially offset by $1.2 million of combined decreases in bad debt expense and third party consultant costs.
First quarter 2010 selling, general and administrative costs as a percentage of revenue were 32.2%, a 1.4% decrease from the first quarter of 2009. This decrease in selling, general and administrative costs as a percentage of revenue was driven by faster revenue than expense growth. This trend may or may not continue through 2010, and will depend upon the timing of additional expense increases relative to revenue generated during the rest of 2010.
Depreciation and amortization increased by $10.4 million, or 55.6% as compared to the first quarter of 2009, due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.6 million per quarter.
Other non-operating expense includes the $1.8 million loss related to the swap arrangement becoming ineffective in the first quarter of 2009.
Interest expense was $9.9 million, an increase of 100.0%, due to the commissioning of the WorldView-2 on January 4, 2010, which results in the expensing of substantially all of the interest on our debt. Approximately one percent of our interest was capitalized on maintenance capital projects during the first quarter of 2010. Although we expect our maintenance capital expenditures to increase during the course of 2010 and therefore, more of our interest will be capitalized, we still anticipate that the substantial majority of the interest on our debt will be expensed during 2010.
In order to calculate our income tax expense, we performed an analysis of our projected 2010 operating results to determine an effective overall tax rate to be applied for each quarter of 2010. In order to calculate our income tax expense, we performed an analysis of our projected 2010 operating results to determine an effective overall tax rate to be applied for each quarter of 2010. This annualized rate does not include the effects of certain discrete items which must be included in the quarter that they occur. In the first quarter of 2010 we expect to have an annualized effective tax rate of approximately 43% exclusive of any discrete items. This estimated effective tax rate is based upon current forecasted income and expenses for the entire 2010 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results. In the first quarter of 2010 we had an additional tax expense above the 43% described above of approximately $0.3 million related to certain discrete events related to certain stock option transactions.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with the U.S. Government was extended through June 30, 2010 and is scheduled to expire on June 30, 2010. The U.S. Government has six additional options to extend the agreement for an additional month with the last option term expiring on December 31, 2010. Although we expect the U.S. Government to extend the contract, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels. Regardless of whether or not this contract is extended or renewed, all of our contracts with the U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or Congressional funding level commitments to various agencies. Pursuant to the contract terms, U.S. Government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 66.2% of our consolidated revenue for the three months ended March 31, 2010. We believe that existing cash and cash equivalents as of March 31, 2010 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures. If the U.S. Government were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months, furthermore if necessary we could reduce operating expenses and/or defer capital expenditures.
In summary, our cash flows were:

	Three Months Ended
	March 31,
($ in millions)	2009	2010
Net cash provided by operating activities	$26.1	$44.1
Net cash used in investing activities	(17.8)	(3.7)
Net cash provided by (used in) financing activities	$(1.2)	$4.9
In the first three months of 2010, our operating cash flow reflected net income generated during the period of $1.5 million, adjusted for non-cash items such as depreciation and amortization expense of $29.1 million, an increase of $10.4 million from prior year. Operating cash flows increased to $44.1 million due to a decrease in accounts receivable balance and a net change from prior year of $10.2 million due to the timing of the receipt of payment from NGA in the current year.
Cash flows used in investing activities decreased from $17.8 million in the first quarter of 2009 to $3.7 million in the first quarter of 2010, due to the decrease in capital expenditures, primarily related to construction in progress. This decrease is due to the completion and capitalization of the WorldView-2 satellite during the first quarter of 2010.
Cash provided by (used in) financing activities increased from $1.2 million used in the first quarter of 2009, to $4.9 million of proceeds in the first quarter of 2010. During the first quarter of 2010, there was $5.2 million of stock option exercises. This was due to a large number of options that had expiration dates during the first quarter of 2010. In the prior year, the activity was a result of costs associated with our IPO and issuance costs associated with an amendment to our debt.
Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2010.
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

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of net income to Adjusted EBITDA

	Three Months Ended
	March 31,
($ in millions)	2009	2010
Net income	$10.6	$1.5
Depreciation and amortization	18.7	29.1
Interest (income) expense, net	—	9.9
Loss on derivative instrument	1.8	—
Income tax expense (benefit)	7.1	1.7
Non-cash stock compensation expense	2.3	1.4

Adjusted EBITDA	$40.5	$43.6

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
We believe that the elimination of certain non-cash or non-core items enables a more consistent measurement of period-to-period performance of our operations, as well as a comparison of our operating performance to companies in our industry. We believe this measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 or WoldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.
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
We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered a substitute for net income, cash-flow from operations or any other measures or financial performance reported in accordance with GAAP.

DigitalGlobe, Inc.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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

ITEM 4.	Controls And Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2010. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the first quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.	RISK FACTORS
Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 24, 2010. There have been no material changes to our Risk Factors since the filing of our Annual Report.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
2.1 UNREGISTERED SALES OF EQUITY SECURITIES
None.
2.2 USE OF PROCEEDS FROM PUBLIC OFFERING OF COMMON STOCK
On May 13, 2009, our registration statement (File No. 333-150235) was declared effective for our IPO, pursuant to which we sold 1,366,256 shares of common stock.

DigitalGlobe, Inc.
As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley & Co., Incorporated, where an affiliate owns 10% or more of our equity securities. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 5.	Other Information
None.

ITEM 6.	EXHIBIT INDEX
Exhibit Index

Exhibit
Number	Description

10.1	2010 Success Sharing Plan.

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2010	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2010 Success Sharing Plan.

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.