Form 10-Q
period 2010-06-30
DIGITALGLOBE INC
filed 2010-08-03
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
As of July 30, 2010 there were 45,733,043 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DIGITALGLOBE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DigitalGlobe, Inc.
Unaudited Condensed Consolidated Income Statements

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in millions, except share and per share data)	2009	2010	2009	2010
Revenue	$70.0	$81.0	$137.2	$158.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization, presented below	8.0	10.1	14.4	20.2
Selling, general and administrative	21.5	28.2	44.1	53.0
Depreciation and amortization	18.9	31.0	37.6	60.1

Income from operations	21.6	11.7	41.1	24.8
Loss from early extinguishment of debt	(7.7)	—	(7.7)	—
Loss on derivative instruments	—	—	(1.8)	—
Interest income (expense), net	0.1	(10.7)	0.1	(20.6)

Income before income taxes	14.0	1.0	31.7	4.2
Income tax expense	(5.6)	(0.5)	(12.7)	(2.2)

Net income	$8.4	$0.5	$19.0	$2.0

Earnings per share:
Basic earnings per share	$0.19	$0.01	$0.43	$0.05

Diluted earnings per share	$0.19	$0.01	$0.43	$0.04

Weighted average common shares outstanding:
Basic	44,163,507	43,987,552	44,199,522	43,876,444

Diluted	44,695,213	46,111,912	44,714,326	46,143,028

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	December 31, 2009	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97.0	$142.8
Restricted cash	7.3	7.7
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $1.4, respectively	49.7	55.0
Prepaid and current assets	12.0	12.4
Income tax receivable	3.9	3.9
Deferred taxes	1.7	1.9

Total current assets	171.6	223.7
Property and equipment, net of accumulated depreciation of $361.1 and $420.6, respectively	891.0	856.8
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.2 and $6.9, respectively	1.8	1.0
Aerial image library	5.4	3.1
Long-term restricted cash	16.7	15.4
Long-term deferred contract costs	36.2	47.0
Other assets, net	9.1	8.3

Total assets	$1,140.5	$1,164.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4.3	$5.3
Accrued interest	6.2	6.2
Other accrued liabilities	17.9	21.5
Current portion of deferred revenue	32.8	37.0

Total current liabilities	61.2	70.0
Long-term accrued liability	—	7.0
Deferred revenue	239.6	232.5
Deferred lease incentive	5.4	5.0
Long-term debt	343.5	344.8
Long-term deferred tax liability	11.3	12.8

Total liabilities	$661.0	$672.1
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and June 30, 2010	$—	$—
Common stock; $0.001 par value; 250,000,000 shares authorized; 45,122,593 shares issued and outstanding at December 31, 2009 and 45,776,482 shares issued and outstanding at June 30, 2010	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2009 and at June 30, 2010	(0.7)	(0.7)
Additional paid-in capital	496.0	506.4
Accumulated deficit	(16.0)	(14.0)

Total stockholders’ equity	479.5	491.9

Total liabilities and stockholders’ equity	$1,140.5	$1,164.0

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
($ in millions)	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19.0	$2.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.6	60.1
Non-cash recognition of pre-FOC payments	(13.3)	(12.8)
Non-cash amortization	2.5	2.2
Non-cash stock compensation expense	4.2	2.9
Amortization of debt issuance costs	—	2.3
Non-cash portion of loss on extinguishment of debt	5.3	—
Deferred income taxes	11.6	1.4
Changes in:
Accounts receivable, net	(5.5)	(5.3)
Accounts receivable from related party	(0.2)	—
Aerial image library	(2.5)	0.1
Other assets	(2.2)	(0.6)
Accounts payable	1.1	—
Accounts payable and accrued liabilities to related parties	3.3	—
Accrued liabilities	(2.6)	5.8
Deferred contract costs from related party	(7.7)	—
Deferred contract costs	—	(11.2)
Deferred revenue	7.2	9.9
Deferred revenue related party	2.1	—

Net cash flows provided by operating activities	59.9	56.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(61.2)	(16.1)
Other property, equipment and intangible additions	(4.6)	(3.3)
Settlements from derivative instrument	(2.8)	—
Change in restricted cash	(1.7)	0.9

Net cash flows used in investing activities	(70.3)	(18.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	330.9	—
Proceeds from initial public offering, net of issuance costs	21.7	—
Repayment of notes	(270.0)	—
Costs associated with initial public offering	—	(0.3)
Payments for repurchase of common stock	(0.4)	—
Proceeds from exercise of stock options	0.1	7.8

Net cash flows provided by financing activities	82.3	7.5

Net increase in cash and cash equivalents	71.9	45.8
Cash and cash equivalents, beginning of period	60.8	97.0

Cash and cash equivalents, end of period	$132.7	$142.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2.3	$0.1
Cash paid for interest payments, net of amounts capitalized	$—	$11.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property and equipment accruals, including interest	$(0.7)	$(5.8)
Non-cash items capitalized in construction in progress	(4.1)	—
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
We successfully launched and deployed the QuickBird satellite on October 18, 2001, and completed initial on-orbit calibration and commissioning in February 2002, at which time we began selling imagery collected by the satellite. Since that time, we have been operating the QuickBird satellite and associated ground processing systems.
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
On October 8, 2009, the Company successfully launched and commissioned the WorldView-2 satellite, WorldView-2 achieved FOC on January 4, 2010.
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
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. On June 25, 2009, the NextView agreement was amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010 the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010, and on July 13, 2010 exercised its second monthly option to extend through August 31, 2010.
Although we expect NGA to exercise the additional options to extend the NextView Agreement or alternatively we expect we will enter into a new agreement with NGA, we cannot assure you that the U.S. government will continue to purchase earth imagery from us at similar levels or on similar terms & conditions in the future. Further, all of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or Congressional funding level commitments to various agencies. The U.S. government accounted for approximately 64.3% of our consolidated revenue for the six months ended June 30, 2010. We believe that existing cash and cash equivalents as of June 30, 2010 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures for the next twelve months. If NGA were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months. Furthermore, if necessary we could reduce operating expenses and/or defer capital expenditures.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
Our accompanying unaudited consolidated financial statements for the three and six months periods ended June 30, 2009 and 2010 included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). All amounts included in the consolidated financial statements for the three and six months periods ended June 30, 2009 and 2010 are unaudited. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including only normal recurring adjustments, that are considered necessary for a fair presentation of the accompanying consolidated financial statements, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required in annual financial statements by GAAP in the U.S.
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
Restricted Cash
At December 31, 2009 and June 30, 2010, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. We have $22.8 million and $21.9 million restricted cash to collateralize certain letters of credit required under certain of our Direct Access Program (DAP) contracts at December 31, 2009 and June 30, 2010, respectively. Of which $7.3 million and $7.7 million is classified as current assets at December 31, 2009 and June 30, 2010, respectively, and $16.7 million and $15.4 million is classified as long-term at December 31, 2009 and June 30, 2010, respectively.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Fair Values of Financial Instruments
The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010 and indicates the valuation technique utilized by the Company to determine the fair value.

Fair Value Measurements Using:
Significant
			other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$83.7	$83.7	$—	$—

(unaudited)
Significant
			other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$98.7	$98.7	$—	$—
Valuation Techniques.
Our cash equivalents consist of investments with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2009 and June 30, 2010, our cash equivalents consisted of funds held in treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments at December 31, 2009 and June 30, 2010.
The Company’s senior secured notes are traded on an active market. The fair value of the senior secured notes is based in part on data obtained from a third party pricing service that tracks the trading of the notes and evaluated by the Company.

	December 31, 2009		June 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
($ in millions)	Amount	Value	Amount	Value
Senior Secured Notes	$343.5	$366.3	$344.8	$369.4
Concentration of Credit Risk and Significant Customers
The Company’s cash and cash equivalents are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
New Accounting Pronouncements
In October 2009, the FASB issued new accounting guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We anticipate adoption of this pronouncement effective January 1, 2011. We are currently evaluating the effects on the presentation, classification, and recognition of revenue arrangements that may be affected by this guidance.
In October 2009, the FASB issued new accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We anticipate adoption of this pronouncement effective January 1, 2011. We are currently evaluating the effects on the presentation, classification, and recognition of revenue arrangements that may be affected by this guidance.
NOTE 3. Information on Segments and Major Customers
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. Our imagery products and services consist of imagery that we process to varying levels according to the customer’s specifications. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and date for a region or type of location, such as cities, ports and harbors or airports.
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

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The vast majority of the dollar value of our fixed assets are the satellites and the ground based production and support facilities that are common to all segments. There are no significant identifiable assets specifically dedicated to either segment.
Only those costs directly associated with the two segments are shown in cost of revenue and selling, general and administrative expenses in those segments. All expenses which are common to both segments and/or represent corporate operating costs are included in the unallocated cost section. Substantially all the Company’s assets are located in the United States.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2010	2009	2010
Defense and Intelligence
Revenue	$58.3	$63.2	$115.6	$125.7
Cost of revenue excluding depreciation and amortization	1.8	2.5	2.6	5.6
Selling, general and administrative	2.5	2.9	6.3	5.6

Segment results of operations	54.0	57.8	106.7	114.5

Commercial
Revenue	11.7	17.8	21.6	32.4
Cost of revenue excluding depreciation and amortization	1.8	1.8	3.5	3.4
Selling, general and administrative	2.3	3.5	4.6	6.3

Segment results of operations	7.6	12.5	13.5	22.7

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	4.4	5.8	8.3	11.2
Selling, general and administrative	16.7	21.8	33.2	41.1
Depreciation and amortization	18.9	31.0	37.6	60.1

Unallocated costs	40.0	58.6	79.1	112.4

Income from operations	21.6	11.7	41.1	24.8
Loss on derivative instruments	—	—	(1.8)	—
Interest income (expense), net	0.1	(10.7)	0.1	(20.6)
Loss from early extinguishment of debt	(7.7)	—	(7.7)	—

Income before income taxes	$14.0	$1.0	$31.7	$4.2

Total U.S. and foreign sales were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2010	2009	2010
Revenue
U.S.	$58.3	$57.0	$114.4	$113.5
Foreign	11.7	24.0	22.8	44.6

Total Revenue	$70.0	$81.0	$137.2	$158.1

Amount for the six months ended June 30, 2010 in the table above, includes a reclassification of $4.2 million of revenue earned in the quarter ended March 31, 2010 from United States revenue to foreign revenue, which was incorrectly presented in the previous period to correctly classify revenue for the six month period ended June 30, 2010.
Revenue for the three months ended March 31, 2010 was previously reported as $60.7 million and $16.4 million for the United States and foreign, respectively, whereas it should have been reported as $56.5 and $20.6, respectively.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
NGA	75.9%	62.4%	76.6%	64.3%
Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	As of	As of
	December 31, 2009	June 30, 2010
NGA	61.8%	51.8%
NOTE 4. Property and Equipment
Property and equipment consisted of the following as of:

(in millions)	December 31, 2009	June 30, 2010
Construction in progress	$454.6	$11.1
Computer equipment	111.7	117.7
Machinery and equipment	25.6	25.6
Furniture and fixtures	12.6	12.6
WorldView-2 satellite	—	462.8
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,252.1	$1,277.4
Accumulated depreciation and amortization	(361.1)	(420.6)

Property and equipment, net	$891.0	$856.8

Construction in progress includes ground station construction, certain internally developed software costs and a portion of capitalized interest. Depreciation and amortization expense for property and equipment was $18.4 million and $30.6 million for the three months ended June 30, 2009 and 2010, respectively, and $36.6 million and $59.3 million for the six months ended June 30, 2009 and 2010, respectively.
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
During the second quarter the Company accelerated the depreciation of selected software assets resulting in the assets becoming fully depreciated, which increased depreciation expense by $1.9 million for the quarter or $0.04 per diluted share.
Following each satellite launch, and at least annually thereafter, we review the expected operational life of our satellites. We determine a satellite’s expected operational life considering certain factors including: (i) the probabilities of failure of the satellite’s components from design or manufacturing defects, (ii) environmental stresses or other causes, (iii) the quality of construction, (iv) the supply of fuel, (v) the expected gradual environmental degradation of solar panels and other components, (vi) projected levels of solar radiation, (vii) the durability of various satellite components, and (viii) the orbits in which the satellites are placed.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
We have aligned the assessment of the useful life of the operating satellites with the timing of our insurance renewals. We will perform an annual assessment of the useful life of the QuickBird, WorldView-1 and WorldView-2 satellites in the second half of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Changes to the estimated useful life of our satellites and any related impact on the depreciation expense will be accounted for on a prospective basis on the date of the change.
NOTE 5. Goodwill and Intangibles

	December 31, 2009			June 30, 2010
		Accumulated			Accumulated
(in millions)	Cost	Amortization	Net	Cost	Amortization	Net
Intangible assets:
Customer relationships	$4.3	$3.5	$0.8	$4.3	$3.8	$0.5
Core technology	3.1	2.3	0.8	3.1	2.7	0.4
Trademark/tradename	1.1	1.1	—	—	—	—
Non-compete agreement	0.5	0.3	0.2	0.5	0.4	0.1

Intangible assets	$9.0	$7.2	$1.8	$7.9	$6.9	$1.0
The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years.
Amortization expense for intangibles was $0.4 million and $0.3 million for the three months ended June 30, 2009 and 2010, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2009 and 2010, respectively. These intangible assets will become fully amortized by 2011. The estimated remaining aggregate amortization expense for the intangible assets is:

(in millions)	Estimated Amortization Expense
Remaining 2010	$0.8
2011	$0.2
A summary of the goodwill activity for the year ended December 31, 2009 and the six months ended June 30, 2010 is presented below:

(in millions)
Balance, December 31, 2008	$8.7
Balance, December 31, 2009	$8.7
Balance, June 30, 2010	$8.7
Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes. The Company has not recorded an impairment of goodwill for any of the periods presented.
NOTE 6. Other Accrued Liabilities and Other Long Term Liabilities
The following table is a listing of items included in other accrued liabilities:

(in millions)	December 31, 2009	June 30, 2010
Compensation and other employee benefits	$8.2	$6.6
Accrued taxes	0.5	0.3
Accrued expense	3.1	4.7
Other	6.1	9.9

Total other accrued liabilities	$17.9	$21.5

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other expenses include amounts due to vendors related to completion of direct access facilities and on-orbit performance payments related to WorldView-2. The long-term accrued liability relates to our long-term portion of the on-orbit performance payments related to WorldView-2.
NOTE 7. Debt
Letters of Credit
As of December 31, 2009, and June 30, 2010, we had $22.8 million and $21.9 million, respectively in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credits are secured by restricted cash that has been recorded in our financial statements as both short and long term restricted cash. The letters of credit, and related restricted cash amounts will be released when the respective contract obligation have been fulfilled by us.
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million recorded in deferred financing costs. As of December 31, 2009 and June 30, 2010, the senior secured notes had an outstanding balance of $343.5 million and $344.8 million, respectively, and mature on May 1, 2014. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,116.5 million and $1,140.9 million as of December 31, 2009 and June 30, 2010, respectively. DigitalGlobe, Inc. (the parent company) and its subsidiaries are guarantors under the Senior Secured Notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries is insignificant. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.
In May 2010, the Company offered to exchange up to $355.0 million aggregate principal amount of the senior secured notes, for notes that have been registered under the Securities Act of 1933, as amended. The terms of the registered notes are the same as the terms of the original notes, except that they are now registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company accepted the exchange of $354.9 million aggregate principal amount of the senior secured notes that were properly tendered. The remaining $0.1 million aggregate principal amount of the senior secured notes was not tendered and therefore remains restricted.
Total interest incurred, accretion of debt discount and amortization of the deferred financing fees were $6.5 million, $0.5 million and $0.3 million, respectively, for both the three and six month periods ended June 30, 2009. All amounts were capitalized in 2009 against our WorldView-2 satellite. Total interest incurred, accretion of debt discount and amortization of the deferred financing fees for the three months ended June 30, 2010 were $9.3 million, $0.7 million and $0.5 million, respectively, of which $0.3 million was capitalized to assets under construction. Total interest incurred, accretion of debt discount and amortization of deferred finance fees for the six months ended June 30, 2010 were $18.6 million, $1.3 million and $1.0 million, respectively, of which $0.8 million was capitalized to assets under construction.
Our future debt payments include the maturity of the senior secured notes in May 2014, at which time we will owe the full obligation amount of $355.0 million.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. Shareholders Equity and Other Comprehensive Earnings (Loss)
On May 14, 2009, the Company completed an IPO consisting of 14,700,000 shares of common stock at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling stockholders and 1,366,256 shares sold by the Company. At June 30, 2010, the Company’s Board of Directors had the authority to issue 250,000,000 shares of common stock. At June 30, 2010, 45,776,482 shares of common stock were issued and outstanding.
Treasury Stock
During 2009, the Company repurchased 22,484 shares of common stock at their deemed fair value on the repurchase date. There have been no repurchases through June 30, 2010.
Stock-Based Compensation Programs
On February 15, 2000, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) pursuant to which qualified and nonqualified stock options to purchase shares of the Company’s common stock may be granted to employees, officers, directors, and consultants. Options granted pursuant to the 1999 Plan are subject to certain terms and conditions as contained in the 1999 Plan itself, generally have a ten-year term and generally vest ratably over a four-year period. As of December 31, 2009 there were 242,023 options available to be issued under the 1999 Plan. The 1999 Plan expired on February 15, 2010.
On February 15, 2007, the board of directors approved the 2007 Employee Stock Option Plan (the 2007 Plan), pursuant to which the following awards may be granted to employees, officers, directors, and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, stock appreciation rights and shares of the company’s common stock. Options granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan, generally have a ten-year term and generally vest over a four-year period. The Company amended this plan in 2008 to extend the exercise period of terminated employees from thirty days to three months. The number of shares available for grant at December 31, 2009 and June 30, 2010, was 2,503,572 and 2,165,596, respectively.
To date, issued equity awards have consisted of stock options, restricted stock and unrestricted shares. Since the completion of the IPO on May 14, 2009, the Company has utilized the daily closing stock price, as of the grant date, as an element in determining the value of our equity awards. The date of grant of the awards is used for the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.
A summary of stock option activity for the six months ended June 30, 2010 is presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Number of Shares	Exercise Price	(in years)	(in millions)
Balance — December 31, 2009	3,197,414	$20.29	7.38	$14.8
Granted	427,018
Exercised	562,508
Forfeited/Expired	141,700

Outstanding — June 30, 2010	2,920,224	$22.26	7.92	$12.7

Exercisable — June 30, 2010	1,650,690	$21.52	7.22	$8.4

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Weighted-average grant-date fair values for option awards granted was $10.44 and $12.60 for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively. The total grant date fair value of options vested for the year ended December 31, 2009 and the six months ended June 30, 2010 was $7.2 million and $1.2 million, respectively.
The Company recognized stock-based compensation during the three months ended June 30, 2009 and 2010 of $2.3 million and $1.5 million, respectively, of which $0.4 million was capitalized to assets under construction for the three months ended June 30, 2009. The Company recognized stock-based compensation during the six months ended June 30, 2009 and 2010 of $4.7 million and $2.9 million, respectively, of which $0.5 million was capitalized to assets under construction for the six months ended June 30, 2009.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2010
Expected dividend yield	0.0%
Expected stock price volatility	56.5%–56.7%
Risk-free interest rate	2.2%–2.3%
Expected life of options (years)	5
Forfeiture rate	2.0%
Expected volatility is based on a variety of comparable companies within our industry, currently looking back five years (if available). The expected life and forfeiture rate are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.
The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise of stock options exercised during the six month period ended June 30, 2010 was $6.4 million.
As of June 30, 2010, there was a total of $12.5 million of unrecognized expense remaining to be recognized over a weighted average period of 2.8 years.
On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (LTIP) with a fair value of $22.10 per share. All units granted vest one-third each year beginning on March 31, 2009. Upon vesting, units are automatically converted into shares of common stock.
During the first quarter of 2010, the Company awarded 46,017 restricted shares of restricted stock to certain executives and 4,494 unrestricted shares to members of our independent board of directors pursuant to applicable compensation plans. The awards to executives will vest over four years and the awards to board of directors members vested immediately on the date of grant.
A summary of restricted stock and unrestricted share activity as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below:

		Weighted
		Average
		Grant Date
Non-vested Restricted Stock and Unrestricted Shares	Number of Shares	Fair Value
Non-vested at December 31, 2009	20,000	$22.10
Granted	50,511	24.56
Forfeited	4,094	—
Vested	19,768	24.09
Non-vested at June 30, 2010	46,649	$23.73

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2010, there was $1.0 million, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.2 years.
NOTE 9. Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method.
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2009	2010	2009	2010
Basic earnings per share:
Net income	$8.4	$0.5	$19.0	$2.0

Basic weighted average number of common shares outstanding	44.2	44.0	44.2	43.9
Assuming exercise of stock options and restricted stock units	0.5	2.1	0.5	2.2

Diluted weighted average number of common shares outstanding, as adjusted	44.7	46.1	44.7	46.1

Earnings per share:
Basic	$0.19	$0.01	$0.43	$0.05

Diluted	$0.19	$0.01	$0.43	$0.04

The number of options that were excluded from EPS, because the effects were antidilutive, were 2.3 million and 0.7 million for the three months ended June 30, 2009 and 2010, respectively, and 2.3 million and 0.7 million for the six months ended June 30, 2009 and 2010, respectively.
NOTE 10. Related Party Transactions
As a result of the Company’s IPO in May 2009, the Company has reevaluated related parties due to the change in ownership and has concluded that Morgan Stanley & Co. Incorporated (Morgan Stanley) remains its only related party. On a prospective basis, subsequent to date of the IPO, the Company will only update related party information for Morgan Stanley. As a result of the IPO, Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates and Telespazio S.p.A./Eurimage S.p.A. are no longer related parties going forward from the date of the IPO. Subsequent to the IPO, Beach Point Capital Management L.P. sold a majority of its shares and therefore is no longer considered a related party. Historical information pertaining to these companies will continue to be disclosed if balances and activity for these entities are included in the financial statements presented.
Morgan Stanley
There were no amounts owed to Morgan Stanley in accounts payable and/or accrued liabilities to related party at December 31, 2009 and June 30, 2010.
The Company terminated its hedging arrangements with Morgan Stanley in April 2009 and paid the fair value of one swap in conjunction therewith. The Company did not have any swaps at December 31, 2009 or June 30, 2010.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In April 2009, we paid our senior subordinated notes in full. As a result of the debt repayment, all deferred financing fees paid to Morgan Stanley associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million and $7.1 million in new deferred financing fees.
In April 2009 and May 2009, Morgan Stanley was the book-running manager for our senior secured notes and initial public offerings, respectively.
At December 31, 2009 and June 30, 2010 Morgan Stanley and its affiliates held 14,366,395 and 14,363,476 shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between us and Morgan Stanley, currently, five Morgan Stanley designees have been duly elected to and are serving on our Board of Directors. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange.
Beach Point Capital Management L.P. (assignee of Post Advisory Group LLC)
In January 2009, Beach Point Capital Management L.P. (Beach Point Capital) assumed certain rights and obligations from Post Advisory Group LLC. In connection with that assignment, Beach Point Capital became investment manager of certain funds that hold common stock of the Company.
In April 2009, we paid our senior subordinated notes in full. As a result of the debt repayment, all deferred financing fees paid to Beach Point Capital associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million.
Ball Corporation
Under various contracts with Ball Aerospace and Technologies Corporation, we incurred expenses of $2.8 million and $13.1 million during the second quarter of 2009 until May 14, 2009, and for January 1, 2009 through May 14, 2009, respectively, which were capitalized as part of the costs of building our WorldView-2 satellite.
Hitachi, Ltd./Hitachi Software Engineering Co., Ltd.
Hitachi, Ltd. (Hitachi), a stockholder of the Company, currently is an international distributor of the Company’s products and was the exclusive distributor in most of Asia. Its rights and obligations have been assigned to Hitachi Software Engineering Co., Ltd. (Hitachi Software), an affiliate of Hitachi. Its exclusivity in most of Asia was amended in January 2004 to allow DigitalGlobe access to markets outside of Japan.
On January 28, 2005, we entered into a data distribution agreement with Hitachi Software which appoints Hitachi as a reseller of our products and services and authorized Hitachi to sell access time to our WorldView-2 satellite. Under the data distribution agreement we received a payment of $10.0 million in 2005. We entered into a direct access facility purchase agreement with Hitachi Software on March 23, 2007. Under this agreement, we have constructed and sold to Hitachi Software a direct access facility, which allows a customer of Hitachi Software to directly access and task our WorldView-2 satellite. Under our direct access facility purchase agreement we received $16.7 million during the first three months of 2009. Engineering work associated with the agreement has been subcontracted to MacDonald Dettwiler and Associates Ltd. (MDA).
Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.1 million and $0.5 million during the second quarter of 2009 until May 14, 2009 and for January 1, 2009 through May 14, 2009, respectively. This amount is accounted for as a reduction of revenue in the consolidated statements of operations.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Hitachi Software purchased approximately $0.3 million and $2.7 million of the Company’s products during the second quarter of 2009 until May 14, 2009 and for January 1, 2009 through May 14, 2009, respectively.
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
Under the various contracts with ITT Industries, including the Kodak agreement, we incurred expenditures of $0.2 million and $0.8 million during the second quarter of 2009 until May 14, 2009 and for January 1, 2009 through May 14, 2009, respectively, which were capitalized as part of the costs of building the satellites for the three months ended June 30, 2009, as part of the costs of building our satellites.
MacDonald Dettwiler and Associates
Since September 1996, we have had a series of agreements with MDA, for purchase of various goods, software licenses and engineering and related services.
Under various agreements we have incurred expenditures of $2.2 million and $3.1 million during the second quarter of 2009 until May 14, 2009 and for January 1, 2009 through May 14, 2009, respectively. Remaining expenditures have been capitalized in the cost of the satellites.
Telespazio S.p.A./Eurimage S.p.A.
Telespazio S.p.A. (Telespazio), is a reseller of our products and services in Europe. Telespazio earned sales commissions on direct sales by the Company to customers in its region of $0.1 million and $0.5 million during the second quarter of 2009 until May 14, 2009 and for January 1, 2009 through May 14, 2009, respectively.
Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $0.5 million and $1.6 million during the second quarter of 2009 until May 14, 2009 and for January 1, 2009 through May 14, 2009, respectively.
NOTE 11. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $8.5 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $2.6 million and $1.9 million of net leasehold improvements at December 31, 2009 and June 30, 2010, respectively, which we are amortizing ratably over the remaining lease term.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Rent expense net of sublease income approximated $0.9 million and $0.7 million for the three months ended June 30, 2009 and 2010, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2009 and 2010, respectively.
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
NOTE 12. Subsequent Events
On July 13, 2010, NGA exercised its second monthly option to extend the NextView agreement on the same terms through August 31, 2010.

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
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the loss or impairment of our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the SEC.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available; containing more than 1 billion square kilometers of imagery, with new imagery added every day. With the addition of our WorldView-2 satellite, commissioned on January 4, 2010, our collection capacity is more than 500 million square kilometers per year.
On January 4, 2010, our WorldView-2 satellite achieved FOC. We began taking orders from the WorldView-2 satellite during the fourth quarter of 2009 and are currently selling imagery from the WorldView-2 satellite.
Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example, CitySphere, an ImageLibrary product, features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.

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
In September 2003, we entered into the NextView agreement with NGA, under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was paid between September 2003 and November 2007, the date WorldView-1 was declared FOC, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be paid upon the delivery of imagery once WorldView-1 achieved FOC. While NGA has committed to spend these funds to purchase our products and services, actual spending of the funds is ultimately dependent on annual government appropriations of available funds. We recognize revenue under the NextView contract at the time services under the contract are provided. The pre-FOC payments were accounted for as deferred revenue until WorldView-1 became operational in November 2007. The deferred revenue is being recognized ratably over the current estimated life of the WorldView-1 satellite as a proxy for the estimated customer relationship life, or 10.5 years.

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
We receive a majority of our revenue under the NextView agreement. NextView had an original expiration of July 31, 2009, and was initially extended to March 31, 2010, with a nine month option to extend the contract through December 31, 2010. In February 2010, the option was modified to be one option to extend the contract from April 1, 2010 through June 30, 2010 and six monthly extensions from July 1, 2010 through December 31, 2010. On March 11, 2010, NGA exercised the option to extend the NextView contract from April 1, 2010 through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010 and on July 13, 2010 exercised their second monthly option to extend through August 31, 2010. If NGA does not exercise its option to extend the SLA beyond August 2010, our revenue, net income, and liquidity would be materially and negatively impacted.
Although we expect NGA to extend the SLA or alternatively that we expect enter into a new agreement with NGA, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels or on similar terms or conditions in the future. Further, all of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or Congressional funding level commitments to various agencies. Pursuant to the contract terms, U.S. government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 64.3% of our consolidated revenue for the six months ended June 30, 2010. We believe that existing cash and cash equivalents as of June 30, 2010 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures for the next twelve months. If NGA were not to renew or extend our contract at similar levels, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months. Further, if necessary we could reduce operating expenses and/or defer capital expenditures.
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. Our imagery products and services are comprised of imagery that we process to varying levels according to the customer’s specifications. We deliver our products and services using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and date for a region or type of location, such as cities, ports and harbors or airports.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers.
Revenue from defense and intelligence customers accounted for 83.3% and 78.0% of our total revenue for the three months ended June 30, 2009 and 2010, respectively and 84.3% and 79.5% for the six months ended June 30, 2009 and 2010, respectively. Revenue from commercial customers accounted for 16.7% and 22.0% of our total revenue in the three months ended June 30, 2009 and 2010, respectively and 15.7% and 20.5% for the six months ended June 30, 2009 and 2010, respectively. Growth in defense and intelligence revenue was primarily due to increases related to our DAP customers. We generated approximately 85.1% and 72.8% of our revenue from U.S. and Canadian customers for defense and intelligence and commercial America customers and 14.9% and 27.2% of our revenue from international customers, in the three months ended June 30, 2009 and 2010, respectively, and 85.1% and 74.1% of our revenue from U.S. and Canadian defense and intelligence customers and commercial America customers and 14.9% and 25.9% of our revenue from international customers, in the six months ended June 30, 2009 and 2010, respectively. We generated approximately 73.1% of our revenue from paid tasking and 26.9% from our ImageLibrary for the six months ended June 30, 2010 (treating all of the revenue from the SLA under the NextView agreement as paid tasking and excluding amortized revenue).
By the end of the second quarter of 2010, we commissioned all of our four DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. We do not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The success of DAP will depend on our ability to secure contracts with potential customers and on our ability to obtain U.S. Government approval for contracts with these customers. As described in our Annual Report on Form 10-K in “Risk Factors — Failure to obtain or maintain regulatory approvals could result in service interruptions”. Our failure to obtain approval from the U.S. Government for future DAP customers could limit our sales and negatively affect our defense and intelligence revenue.
Defense and Intelligence Revenue
Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government, through NGA, purchases our imagery products and services under the NextView agreement on behalf of various entities within the U.S. government, including the military commands, the CIA, Department of State and other government agencies. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services to our imagery to deliver a final end product to a customer.
Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. For the twelve months ended June 30, 2010, we generated approximately 85.2% of our defense and intelligence revenue from paid tasking and 14.8% from our ImageLibrary (treating all of the revenue from the SLA under the NextView agreement and the DAP as paid tasking and excluding amortized revenue).

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three and six months ended June 30, 2010, we sold to our defense and intelligence customers both directly and through resellers, with 88.6% and 89.2%, respectively, of our defense and intelligence revenue coming from direct sales and 11.4% and 10.8% from resellers, respectively.
For the three and six months ended June 30, 2010, $51.2 million, or 81.0%, and $103.7 million, or 82.5%, respectively, of our defense and intelligence revenue was generated within the United States and Canada, and $12.0 million, or 19.0%, and $22.0 million, or 17.5%, respectively, was generated from international defense and intelligence customers. For the three and six months ended June 30, 2010, our top five defense and intelligence customers accounted for 96.0% and 95.1%, respectively, of our defense and intelligence revenue. NGA was our only customer that accounted for more than 10% of our revenue in the three and six months ended June 30, 2010. NGA accounted for approximately 75.9% and 62.4%, of our revenue for the three months ended June 30, 2009 and 2010, respectively, and 76.6% and 64.3% for the six months ended June 30, 2009 and 2010, respectively.
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
Most of our traditional commercial customers purchase our imagery products and services on an as-needed basis, either from the ImageLibrary or by placing tasking orders. By contrast, some of our integrated information customers prefer contracts to maintain access to our imagery archive, or purchase subscriptions to access our ImageLibrary. The majority of revenue from the commercial segment has historically been generated from sales of imagery from our ImageLibrary, with a smaller proportion from tasking orders. We believe this trend will continue in 2010. For the six months ended June 30, 2010, we generated approximately 32.0% of our commercial revenue from paid tasking and 68.0% from our ImageLibrary.
Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers, with 56.2% and 60.6%, respectively of our commercial revenue coming from resellers and 43.8% and 39.4%, respectively, coming from direct sales for the three and six months ended June 30, 2010, respectively.
For the three and six months ended June 30, 2010, $7.8 million, or 43.8%, and $13.4 million, or 41.4%, respectively, of our commercial revenue was generated in the Americas and $10.0 million or 56.2% and $19.0 million, or 58.6%, respectively, was generated outside of the Americas. For the three and six months ended June 30, 2010, our top five commercial customers accounted for 50.8% and 45.1%, respectively, of our commercial revenue. None of these customers accounted for more than 10% of our revenue in three and six months ended June 30, 2010. We believe that we will have additional growth opportunities internationally, especially in countries with rapidly developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.
Expenses
Most of our revenue is generated by the sale of products and services comprised of imagery from QuickBird, WorldView-1 and WorldView-2. Given that most of the operating costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite, there is no significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. Costs of acquiring aerial imagery are amortized on an accelerated basis as a cost of revenue.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our selling, general and administrative expenses consist primarily of labor, benefits, travel, rent, insurance, utilities and related overhead costs, third-party consultant payments, sales commissions and marketing expenses. Our selling, general and administrative expenses have been increasing in total in recent years, and we expect the increase in costs to continue, as we expand our sales and administrative resources to enable our revenue growth, increase capacity for product sales and distribution, and incur costs related to being a public company. As a result, we expect that our selling, general and administrative expenses as a percent of revenue will increase in the near term.
Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets. On January 4, 2010, when WorldView-2 reached FOC, we began depreciating this asset. Our future earnings are impacted by $10.5 million each quarter as we depreciate the WorldView-2 satellite.
Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2009, all interest incurred was capitalized to our satellite that was under construction. With the successful completion of WorldView-2, interest will be capitalized to the remaining assets under construction. However, the capitalization amount will be significantly smaller in 2010 with the completion of our satellite construction, and this will impact our earnings by increasing our interest expense now that WorldView-2 is operational.
Backlog
Total backlog was $436.4 million as of June 30, 2010. Backlog consists of all contractual commitments, firm orders, remaining pre-paid subscriptions, amounts committed under DAP agreements, task orders from our government customers and unamortized revenue related to the NextView contract. Backlog includes $25.0 million under the NextView agreement, substantially all of which is expected to be recognized prior to August 31, 2010 when the NextView agreement is scheduled to expire. This represents payments under the SLA for capacity on WorldView-1 that is already committed to NGA. Backlog also includes $210.4 million of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, amounts committed under DAP agreements and funded and unfunded task orders from our government customers. Of this amount, we expect that $40.9 million will be recognized in 2010. If the current agreement is extended or we enter into a new agreement with NGA, our backlog will be increased by the amount of payments under the agreement for capacity committed to NGA, which amounts will be recognized over the life of the new agreement. Backlog does not include the amounts that might be recognized if NGA exercises its option to extend the SLA to December 31, 2010.
Additionally, there is $201.0 million in backlog which is remaining unamortized revenue related to payments made to us from NGA as part of the NextView contract, of which $12.8 million is expected to be recognized during 2010. The balance will be recognized over the estimated remaining customer relationship period, which is currently estimated to be 10.5 years from the launch of WorldView-1, which is based on the remaining operational life of the WorldView-1 satellite. Due to the fact that these payments were received prior to FOC, revenue to be recognized in 2010 is reflected as non-cash in the financial statements. We have not included it in the backlog because there are no specific services that are required to be rendered to recognize it as income. We are recognizing it ratably over the estimated customer relationship period which positively affects our reported revenue, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
The following tables summarize our historical results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended
	June 30,		Change
(in millions)	2009	2010	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$58.3	$63.2	$4.9	8.4%
Commercial revenue	11.7	17.8	6.1	52.1

Total revenue	70.0	81.0	11.0	15.7
Cost of revenue excluding depreciation and amortization	8.0	10.1	2.1	26.3
Selling, general and administrative	21.5	28.2	6.7	31.2
Depreciation and amortization	18.9	31.0	12.1	64.0

Income from operations	21.6	11.7	(9.9)	(45.8)
Loss from early extinguishment of debt	(7.7)	—	7.7	(100.0)
Interest income (expense), net	0.1	(10.7)	(10.8)	(108.0)

Income before income taxes	14.0	1.0	(13.0)	(92.9)
Income tax expense	(5.6)	(0.5)	5.1	(91.1)

Net income	$8.4	$0.5	$(7.9)	(94.0)%

	Three Months Ended June 30,
	2009	2010
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	11.4	12.5
Selling, general and administrative	30.7	34.8
Depreciation and amortization	27.0	38.3

Income from operations	30.9	14.4
Loss from early extinguishment of debt	(11.0)	—
Interest income (expense), net	0.1	(13.2)

Income before income taxes	20.0	1.2
Income tax expense	(8.0)%	(0.6)

Net income	12.0	0.6%

Total revenue increased $11.0 million, or 15.7%, in the second quarter of 2010 as compared to the second quarter of 2009. The $4.9 million, or 8.4%, increase in defense and intelligence revenue was due primarily to DAP customers, who received access time to WorldView-1 and/or WorldView-2 in the second quarter 2010 and were not operational in the second quarter of 2009. The $6.1 million, or 52.1%, increase in commercial revenue was driven by growth from consumer customers in Europe, Americas and international civil government customers in Asia and the Americas.
During the second quarter of 2010, we saw growth in our cost of revenue and selling, general and administrative as a percentage of revenue.
The $2.1 million increase in cost of revenue is primarily attributable to (i) $1.6 million of direct access costs related to amortization of the deferred contract costs related to the DAP facilities and the costs associated with the first year of maintenance, (ii) $0.8 million for repair and maintenance on our DAP facilities and (iii) increased labor related costs of $0.4 million primarily driven by the expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development, but have now been reallocated to other operating functions within the company as well as headcount growth. These increases were offset by decreases in third party consulting costs of $0.4 million and a decrease in amortization of the purchased aerial imagery library of $0.3 million.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second quarter 2010 cost of revenue as a percentage of revenue was 12.5%, a 1.1% increase from 11.4% in the second quarter of 2009. The increase was driven by increased costs associated with the first year maintenance for our direct access facilities and increased labor expenses driven by the expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development, but have now been reassigned to other operating functions within the Company as well as headcount growth. Both increases are part of our expense base and are expected to be recurring through 2010.
The increase of $6.7 million in selling, general and administrative costs was attributable to (i) $2.1 million increase in labor-related costs primarily driven by increased headcount within the Company, (ii) $1.9 million increase from costs related to insuring WorldView-2, (iii) $1.9 million increase in consulting costs, (iv) $0.6 million increase in third-party commission, and (v) $0.4 million increase in bonus expense. These increases were offset by a decrease in stock compensation of $0.5 million.
Second quarter 2010 selling, general and administrative costs as a percentage of revenue were 34.8%, a 4.1% increase from the 30.7% in second quarter of 2009. This increase was driven by increase in labor-related costs, the costs of insuring WorldView-2 and consulting costs. This trend may or may not continue through 2010, and will depend upon the timing of additional expense increases relative to revenue generated during the rest of 2010.
Depreciation and amortization increased by $12.1 million, or 64.0% as compared to the second quarter of 2009, due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.5 million per quarter. During the second quarter the Company accelerated the depreciation of selected software assets resulting in the assets becoming fully depreciated, which increased depreciation expense by $1.9 million for the quarter or $0.04 per diluted share.
Other non-operating expense includes the $7.7 million loss related to the early extinguishment of debt that occurred during the second quarter of 2009.
Interest expense was $10.7 million, an increase of 108.0%, due to the commissioning of the WorldView-2 on January 4, 2010, which results in the expensing of substantially all of the interest on our debt. Approximately one percent of our interest was capitalized on capital projects during the second quarter of 2010. Although we expect our capital expenditures to increase during the course of 2010 and therefore, more of our interest to be capitalized, we still anticipate that the substantial majority of the interest on our debt will be expensed during 2010, and unless and until we begin another satellite construction project. Interest income of $0.1 million is approximately the same as interest income for the second quarter of 2009.
In order to calculate our income tax expense, we performed an analysis of our projected 2010 operating results to determine an effective overall tax rate to be applied for each quarter of 2010. This annualized rate does not include the effects of certain discrete items which must be included in the quarter that they occur. In the second quarter of 2010, we expect to have an annualized effective tax rate of approximately 41% exclusive of any discrete items. This estimated effective tax rate is based upon current forecasted income and expenses for the entire 2010 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results. In the second quarter of 2010, we recognized an additional tax expense of approximately $0.1 million for discrete items related to certain stock option transactions. We expect that our effective tax rate will decline as our pre-tax income increases with anticipated sequential revenue growth during the course of 2010.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
The following tables summarize our historical results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, and our expenses as a percentage of revenue for the periods indicated:

	Six Months Ended
	June 30,		Change
(in millions)	2009	2010	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$115.6	$125.7	$10.1	8.7%
Commercial revenue	21.6	32.4	10.8	50.0

Total revenue	137.2	158.1	20.9	15.2
Cost of revenue excluding depreciation and amortization	14.4	20.2	5.8	40.3
Selling, general and administrative	44.1	53.0	8.9	20.2
Depreciation and amortization	37.6	60.1	22.5	59.8

Income from operations	41.1	24.8	(16.3)	(39.7)
Loss from early extinguishment of debt	(7.7)	—	7.7	(100.0)
Loss on derivative instruments	(1.8)	—	1.8	(100.0)
Interest income (expense), net	0.1	(20.6)	(20.7)	*

Income before income taxes	31.7	4.2	(27.5)	(86.8)
Income tax expense	(12.7)	(2.2)	10.5	(82.7)

Net income	$19.0	$2.0	$(17.0)	(89.5)%

*	Not meaningful.

	Six Months Ended June 30,
	2009	2010
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	10.5	12.8
Selling, general and administrative	32.1	33.5
Depreciation and amortization	27.4	38.0

Income from operations	30.0	15.7
Loss from early extinguishment of debt	(5.6)	—
Loss on derivative instruments	(1.3)	—
Interest income (expense), net	—	13.0

Income before income taxes	23.1	2.7
Income tax expense	(9.3)	(1.4)

Net income	13.8%	1.3%

Total revenue increased $20.9 million, or 15.2%, in the second quarter of 2010 as compared to the second quarter of 2009. The $10.1 million, or 8.7%, increase in defense and intelligence revenue was due primarily to our DAP customers, who received access time to WorldView-1 and/or WorldView-2 for the first time in 2010. The $10.8 million, or 50.0%, increase in commercial revenue was driven by growth from consumer customers in Europe, Americas and international civil government customers in Asia and the Americas.
During the second quarter of 2010, we saw growth in our cost of revenue and selling, general and administrative costs as a percentage of revenue.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Increases in cost of revenue were due to a special project and our DAP. The $5.8 million increase is primarily attributable to (i) $3.6 million increase of direct access costs from amortization of the deferred contract costs related to the facilities and the costs associated with the first year of maintenance, (ii) $1.0 million increase in third–party costs related to completing a project in March 2010, (iii) increased labor related costs of $0.9 million primarily driven by the expensing of employee labor costs that previously had been capitalized as a part of WorldView-2 development, but who have now been assigned to other operating functions within the Company as well as headcount growth, and (iv) $0.9 million increase in repair and maintenance on our DAP facilities. These increases were offset by a $0.6 million decrease in third party costs and a decrease of $0.3 million in amortization of aerial imagery library.
Second quarter 2010 cost of revenue as a percentage of revenue was 12.8%, a 2.3% increase from 10.5% in the second quarter of 2009. This increase was driven by increased labor expenses resulting from the commissioning of WorldView-2, and costs associated with amortization of costs related to the first year of maintenance for DAP. Both increases are part of our expense base and are expected to be recurring through 2010 and beyond.
The increase of $8.9 million in selling, general and administrative costs was attributable to (i) increased labor related costs and bonus expense of $4.7 million primarily driven by increased headcount within the Company as compared to the first two quarters of 2009, (ii) $3.8 million increase from costs related to insuring WorldView-2, (iii) increase of $2.3 million from consulting costs, (iv) $0.3 million increase driven by a write off of an asset, and (v) an increase of $0.4 million related to costs from accounting services and advertising expenses. These increases were offset by a decrease in stock compensation of $1.6 million and a $0.5 million decrease in third party commission expense.
For the first six months of 2010, selling, general and administrative costs as a percentage of revenue were 33.5%, a 1.4% increase from the first six months of 2009. This increase was driven by increase in labor-related costs, primarily due to increased headcount and the costs of insuring WorldView-2. This trend may or may not continue through 2010, and will depend upon the timing of additional expense increases relative to revenue generated during the rest of 2010.
Depreciation and amortization increased by $22.5 million, or 59.8%, as compared to the second quarter of 2009, primarily due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.5 million per quarter. During the second quarter the Company accelerated the depreciation of selected software assets resulting in the assets becoming fully depreciated, which increased depreciation expense by $1.9 million for the quarter or $0.04 per diluted share.
Other non-operating expense includes the $1.8 million loss related to a swap arrangement becoming ineffective in the first quarter of 2009 and $7.7 million loss related to early extinguishment of debt during the second quarter of 2009.
Interest expense was $20.6 million, due to the commissioning of the WorldView-2 on January 4, 2010, which results in the expensing of substantially all of the interest on our debt. Approximately one percent of our interest was capitalized on capital projects during the six months of 2010. Although we expect our capital expenditures to increase during the course of 2010 and therefore, more of our interest will be capitalized, we still anticipate that the substantial majority of the interest on our debt will be expensed during 2010 and unless and until we begin another satellite construction project.
In order to calculate our income tax expense, we performed an analysis of our projected 2010 operating results to determine an effective overall tax rate to be applied for each quarter of 2010. This annualized rate does not include the effects of certain discrete items which must be included in the quarter that they occur. In the second quarter of 2010, we expect to have an annualized effective tax rate of approximately 41% exclusive of any discrete items. This estimated effective tax rate is based upon current forecasted income and expenses for the entire 2010 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results. In the first six months of 2010, we recognized additional tax expense of approximately $0.4 million for discrete items related to certain stock option transactions. We expect that our effective tax rate will decline our pre-tax income increases with anticipated sequential revenue growth during the course of 2010.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was extended through August 31, 2010 and is scheduled to expire on August 31, 2010. NGA has four additional options to extend the agreement for an additional month with the last option term expiring on December 31, 2010. Although we expect the U.S. Government to extend the contract or enter into a new agreement with us, we cannot assure you that the U.S. Government will continue to purchase earth imagery from us at similar levels or on similar terms. Regardless of whether or not this contract is extended or renewed, all of our contracts with the U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or Congressional funding level commitments to various agencies. Pursuant to the contract terms, U.S. Government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 62.4% and 64.3% of our consolidated revenue for the three and six months ended June 30, 2010, respectively. We believe that existing cash and cash equivalents as of June 30, 2010 plus anticipated cash flow will be sufficient to fund anticipated operations and capital expenditures. If the U.S. Government were not to renew or extend our contract at similar levels or on similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months; furthermore if necessary we could reduce operating expenses and/or defer capital expenditures.
In summary, our cash flows were:

	Six Months Ended
	June 30,
($ in millions)	2009	2010
Net cash provided by operating activities	$59.9	$56.8
Net cash used in investing activities	(70.3)	(18.5)
Net cash provided by financing activities	$82.3	$7.5
In the first six months of 2010, our operating cash flow decreased by $3.1 million due to a decrease in net income of $17.0 million, a decrease in deferred taxes of $10.2 million due to lower net income, offset by an increase of $22.5 million in depreciation and amortization expense. Operating cash flows also decreased due to a decrease in accounts payable of $4.4 million, an increase in accrued liabilities of $8.4 million due to the on-orbit performance payments related to WorldView-2 and a $3.5 million increase in deferred contract costs due to the completion of our four DAP contracts.
Cash flows used in investing activities decreased from $70.3 million in the six month period ended June 30, 2009 to $18.5 million in the six month period ended June 30, 2010, due to the decrease in capital expenditures primarily related to construction in progress. The decrease in construction in progress is due to the completion and capitalization of the WorldView-2 satellite during 2010.
Cash provided by financing activities decreased from $82.3 million provided during the six month period ended June 30, 2009 to $7.5 million in the six month period ended June 30, 2010. During 2009, we paid in full our senior credit facility and senior subordinated notes and received proceeds from the issuance of our senior secured notes. We also received $21.7 million in proceeds of the IPO that occurred during the second quarter of 2009. During 2010, there were $7.8 million of stock option exercises.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2010.
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
Reconciliation of net income to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2010	2009	2010
Net income	$8.4	$0.5	$19.0	$2.0
Depreciation and amortization	18.9	31.0	37.6	60.1
Interest (income) expense, net	(0.1)	10.7	(0.1)	20.6
Loss from early extinguishment of debt	7.7	—	7.7	—
Loss on derivative instrument	—	—	1.8	—
Income tax expense	5.6	0.5	12.7	2.2
Non-cash stock compensation expense	1.9	1.5	4.2	2.9

Adjusted EBITDA	$42.4	$44.2	$82.9	$87.8

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
Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-cash or non-core in nature.
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
Adjusted EBITDA excludes interest income, expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes stock compensation expense, because these items are non-cash expenses and loss on derivative instrument because these are not related to our primary operations.

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
ITEM 4. Controls And Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of June 30, 2010. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the second quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley an affiliate of which owns 10% or more of our common stock. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 5. Other Information
None.
ITEM 6 EXHIBIT INDEX
Exhibit Index

Exhibit
Number	Description
31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2010	/s/ Yancey L. Spruill
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