Form 10-Q
period 2010-09-30
DIGITALGLOBE INC
filed 2010-11-05
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 2, 2010 there were 46,008,865 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DIGITALGLOBE, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
DigitalGlobe, Inc.
Unaudited Condensed Consolidated Income Statements

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
(in millions, except share and per share data)	2009	2010	2009	2010
Revenue	$71.8	$80.5	$209.0	$238.6
Costs and expenses:
Cost of revenue, excluding depreciation and amortization presented below	7.8	11.0	22.2	31.2
Selling, general and administrative	21.5	28.2	65.6	81.2
Depreciation and amortization	18.6	29.2	56.2	89.3

Income from operations	23.9	12.1	65.0	36.9
Loss from early extinguishment of debt	—	—	(7.7)	—
Loss on derivative instruments	—	—	(1.8)	—
Interest income (expense), net	—	(10.0)	0.1	(30.6)

Income before income taxes	23.9	2.1	55.6	6.3
Income tax expense	(9.3)	(1.3)	(22.0)	(3.5)

Net income	$14.6	$0.8	$33.6	$2.8

Earnings per share:
Basic earnings per share	$0.33	$0.02	$0.76	$0.06

Diluted earnings per share	$0.32	$0.02	$0.75	$0.06

Weighted average common shares outstanding:
Basic	44,679,714	43,592,795	44,152,352	44,190,324

Diluted	45,397,989	46,290,933	44,740,004	46,306,120

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Balance Sheets

	December 31,	September 30,
(in millions, except share and per share data)	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97.0	$187.8
Restricted cash	7.3	6.7
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $1.3, respectively	49.7	46.8
Prepaid and current assets	12.0	12.8
Income tax receivable	3.9	3.8
Deferred taxes	1.7	62.4

Total current assets	171.6	320.3
Property and equipment, net of accumulated depreciation of $361.1 and $449.3, respectively	891.0	856.7
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.2 and $7.4, respectively	1.8	0.5
Aerial image library	5.4	2.1
Long-term restricted cash	16.7	14.5
Long-term deferred contract costs	36.2	47.5
Other assets, net	9.1	7.8

Total assets	$1,140.5	$1,258.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4.3	$4.2
Accrued interest	6.2	15.5
Other accrued liabilities	17.9	44.2
Current portion of deferred revenue	32.8	36.3

Total current liabilities	61.2	100.2
Long-term accrued liability	—	6.5
Deferred revenue	239.6	231.3
Deferred lease incentive	5.4	4.3
Long-term debt	343.5	345.4
Long-term deferred tax liability	11.3	74.3

Total liabilities	$661.0	$762.0
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and September 30, 2010	$—	$—
Common stock; $0.001 par value; 250,000,000 shares authorized; 45,122,593 shares issued and outstanding at December 31, 2009 and 45,869,030 shares issued and outstanding at September 30, 2010	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2009 and at September 30, 2010	(0.7)	(0.7)
Additional paid-in capital	496.0	509.8
Accumulated deficit	(16.0)	(13.2)

Total stockholders’ equity	479.5	496.1

Total liabilities and stockholders’ equity	$1,140.5	$1,258.1

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
($ in millions)	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33.6	$2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56.2	89.3
Recognition of pre-FOC payments	(19.1)	(19.1)
Non-cash amortization	4.0	5.5
Non-cash stock compensation expense	5.5	4.6
Amortization of debt issuance costs	—	3.4
Non-cash portion of loss on extinguishment of debt	5.3	—
Deferred income taxes	20.5	2.3
Changes in:
Accounts receivable, net	6.1	2.9
Accounts receivable from related party	(0.2)	—
Aerial image library	(4.7)	—
Other assets	(4.6)	(1.0)
Accounts payable	(0.8)	0.3
Accounts payable and accrued liabilities to related parties	3.5	—
Accrued liabilities	(0.4)	20.7
Deferred contract costs from related party	(11.7)	—
Deferred contract costs	—	(14.2)
Deferred revenue	11.7	14.3
Deferred revenue related party	2.1	—

Net cash flows provided by operating activities	107.0	111.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(121.4)	(25.6)
Other property, equipment and intangible additions	(7.2)	(7.5)
Settlements from derivative instrument	(22.8)	—
Change in restricted cash	(2.8)	2.8

Net cash flows used in investing activities	(154.2)	(30.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	330.9	—
Proceeds from initial public offering, net of issuance costs	21.7	(0.3)
Repayment of notes	(270.0)	—
Payments for repurchase of common stock	(0.4)	—
Proceeds from exercise of stock options	0.3	9.6

Net cash flows provided by financing activities	82.5	9.3

Net increase in cash and cash equivalents	35.3	90.8
Cash and cash equivalents, beginning of period	60.8	97.0

Cash and cash equivalents, end of period	$96.1	$187.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2.4	$(2.1)
Cash paid for interest payments, net of amounts capitalized	$—	$11.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property and equipment accruals, including interest	$8.1	$(20.7)
Non-cash items capitalized in construction in progress	5.5	0.1
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. General Information
DigitalGlobe, Inc. (“DigitalGlobe”, the “Company” or “we”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We own and operate three imagery satellites — QuickBird, WorldView-1 and WorldView-2 — which collect both black and white and multi-spectral imagery which shows visible color and non-visible light, such as infrared. We also offer a range of on-line and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications.
Principles of Consolidation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
Our accompanying unaudited consolidated financial statements for the three and nine months periods ended September 30, 2009 and 2010 included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All amounts included in the consolidated financial statements for the three and nine months periods ended September 30, 2009 and 2010 are unaudited. In the opinion of management, all adjustments, including only normal recurring adjustments, that are considered necessary for a fair presentation of the accompanying consolidated financial statements, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required in annual financial statements by GAAP. Certain prior year accounts have been reclassified to conform to current year presentation.
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
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit for multiple element arrangements, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified units of accounting. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010. Upon adoption the Company will apply the pronouncement prospectively. We anticipate adopting this pronouncement, effective January 1, 2011 and that adoption could have a material impact on the presentation, classification, and recognition of revenue for multiple element arrangements in our financial statements.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In October 2009, the FASB issued new accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 and we are still evaluating whether or not the adoption of this pronouncement will have a material impact on the presentation, classification, and recognition of revenue for certain multiple element arrangements in our financial statements.
NOTE 2. NextView / EnhancedView Programs
In September 2003, we entered into the NextView agreement with the National Geospatial-Intelligence Agency (NGA) under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved full operational capability (FOC). In January 2008, we amended the NextView agreement from image-based ordering to a service level agreement (SLA) and increased the amount we received under the NextView agreement from $265.0 million to $311.0 million (NextView SLA). On June 25, 2009, the NextView SLA agreement was further amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010, the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1, 2010 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010, and on July 13, 2010 exercised its second monthly option to extend through August 31, 2010. The NextView SLA expired August 31, 2010.
On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract (Enhanced View SLA) became effective on September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time.
The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract; $250 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300 million annually, or $25 million per month, for the remaining six years of the contract term. The award also provides for up to $750 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3 as well as certain other infrastructure improvements.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the capacity of our constellation provided to NGA. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the month of September, the only month that the agreement was in place, we recognized approximately $12.5 million of revenue under the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 becomes operational, we anticipate a material increase in revenue once WorldView-3 reaches full operational capability.
Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five though ten. Each month is subject to a holdback, up to 10%, depending upon the Company’s performance against pre-defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the month ended September 30, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback applied.
All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or Congressional funding level commitments to various agencies. The U.S. government accounted for approximately 63.1% of our consolidated revenue for the nine months ended September 30, 2010.
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
We have organized our business around the defense and intelligence and commercial segments because we believe that customers in these two groups are identifiably similar in terms of their areas of focus, imaging needs and purchasing habits. We deliver our products and services using the distribution method that best suits our customers’ needs. There are no sales between the Company’s segments.
The vast majority of the dollar value of our fixed assets are the satellites and the ground based production and support facilities that are common to all segments. There are no significant identifiable assets specifically dedicated to either segment.
Only those costs directly associated with the two segments are shown in cost of revenue and selling, general and administrative expenses in those segments. All expenses which are common to both segments and/or represent corporate operating costs are included in the unallocated cost section. Substantially all of the Company’s assets are located in the United States.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2009	2010	2009	2010
Defense and Intelligence
Revenue	$57.9	$63.2	$173.5	$188.9
Cost of revenue, excluding depreciation and amortization	1.6	2.7	4.2	8.3
Selling, general and administrative	2.5	2.4	8.8	8.1

Segment results of operations	53.8	58.1	160.5	172.5

Commercial
Revenue	13.9	17.3	35.5	49.7
Cost of revenue, excluding depreciation and amortization	1.9	1.7	5.4	5.1
Selling, general and administrative	2.9	3.5	7.5	9.8

Segment results of operations	9.1	12.1	22.6	34.8

Unallocated Common Costs
Cost of revenue, excluding depreciation and amortization	4.3	6.6	12.6	17.8
Selling, general and administrative	16.1	22.3	49.3	63.3
Depreciation and amortization	18.6	29.2	56.2	89.3

Unallocated costs	39.0	58.1	118.1	170.4

Income from operations	23.9	12.1	65.0	36.9
Loss from early extinguishment of debt	—	—	(7.7)	—
Loss on derivative instruments	—	—	(1.8)	—
Interest income (expense), net	—	(10.0)	0.1	(30.6)

Income before income taxes	$23.9	$2.1	$55.6	$6.3

NOTE 4. Property and Equipment
Property and equipment consisted of the following as of:

(in millions)	December 31, 2009	September 30, 2010
Construction in progress	$454.6	$36.4
Computer equipment	111.7	118.7
Machinery and equipment	25.6	25.6
Furniture and fixtures	12.6	14.5
WorldView-2 satellite	—	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,252.1	$1,306.0
Accumulated depreciation and amortization	(361.1)	(449.3)

Property and equipment, net	$891.0	$856.7

Construction in progress includes WorldView-3 satellite, ground station construction, certain internally developed software costs and capitalized interest. Depreciation and amortization expense for property and equipment was $18.2 million and $28.7 million for the three months ended September 30, 2009 and 2010, respectively, and $54.8 million and $88.2 million for the nine months ended September 30, 2009 and 2010, respectively.
The capitalized costs of our satellites and related ground systems include internal and external direct labor costs, internally developed software, direct material costs and depreciation costs related to assets which support the construction and development. The cost of our satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through in-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Following each satellite launch, and at least annually thereafter, we review the expected operational life of our satellites. We determine a satellite’s expected operational life by considering certain factors including: (i) the probabilities of failure of the satellite’s components from design or manufacturing defects, (ii) environmental stresses or other causes, (iii) the quality of construction, (iv) the supply of fuel, (v) the expected gradual environmental degradation of solar panels and other components, (vi) projected levels of solar radiation, (vii) the durability of various satellite components, and (viii) the orbits in which the satellites are placed.
We have aligned the annual assessment of the useful life of the operating satellites with the timing of our insurance renewals in the second half of the calendar year, and we perform the annual assessment of the useful life of the QuickBird, WorldView-1 and WorldView-2 satellites in the second half of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Changes to the estimated useful life of our satellites and related impact on the depreciation expense will be accounted for on a prospective basis as of the date of the change.
NOTE 5. Satellite Insurance
We currently maintain $40.0 million, $250.0 million and $230.0 million of one-year in-orbit operations insurance coverage for QuickBird, WorldView-1 and WorldView-2 satellites, respectively, and $68.0 million of three-year in-orbit insurance for our WorldView-2 satellite, with approximately two and one half years remaining. We intend to continue this coverage to the extent there is adequate coverage available from the insurance underwriting market and it remains available at acceptable economic cost. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and amortized over the estimated useful life of the asset.
NOTE 6. Other Accrued Liabilities and Other Long Term Liabilities
The following table is a listing of items included in other accrued liabilities:

(in millions)	December 31, 2009	September 30, 2010
Compensation and other employee benefits	$8.2	$7.8
Accrued taxes	0.5	3.0
Accrued expense	3.1	9.2
WorldView-3 accrued liability	—	17.1
Other	6.1	7.1

Total other accrued liabilities	$17.9	$44.2

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of deferred payments related to our on-orbit incentive payments and payments to third parties for work performed on our direct access facilities. Other accruals consist of third party commission expense, accounting fees and amounts due to vendors for various operating expenses. WorldView-3 accrued liabilities are amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Long-term accrued liability is comprised of the non-current portion of on-orbit incentive payments to a vendor related to our WorldView-2 satellite. This long-term liability is non-interest-bearing; therefore we have calculated the present value of the amount due. The Company is using the effective interest rate method to accrete the discount over the term of the note. The accretion is recorded as interest expense.
NOTE 7. Debt
Letters of Credit
At December 31, 2009 and September 30, 2010, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At December 31, 2009, and September 30, 2010, we had $22.8 million and $20.0 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our Direct Access Program (DAP) contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements as both short and long-term restricted cash. The letters of credit, and related restricted cash amounts will be released when the respective contract obligation have been fulfilled by the Company.
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which are recorded in deferred financing costs. As of December 31, 2009 and September 30, 2010, the senior secured notes had an outstanding balance of $343.5 million and $345.4 million, respectively, and mature on May 1, 2014. The Company has the right to call the senior secured notes at a predetermined price beginning on May 1, 2012. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,116.5 million and $1,236.9 million as of December 31, 2009 and September 30, 2010, respectively. DigitalGlobe, Inc. (the parent company) and its subsidiaries are guarantors under the senior secured notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries are insignificant and there are no non-guarantors subsidiaries. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.
In May 2010, the Company offered to exchange up to $355.0 million aggregate principal amount of the senior secured notes for notes that have been registered under the Securities Act of 1933, as amended. The terms of the registered notes are the same as the terms of the original notes, except that the notes are now registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company accepted the exchange of $354.9 million aggregate principal amount of the senior secured notes that were properly tendered. The remaining $0.1 million aggregate principal amount of the senior secured notes was not tendered and therefore remains restricted.
Total interest incurred, accretion of debt discount and amortization of the deferred financing fees were $9.5 million, $0.7 million and $0.5 million, respectively, for the three month period ended September 30, 2009. Total interest incurred, accretion of debt discount and amortization of the deferred financing fees were $16.1 million, $1.1 million and $0.8 million, respectively, for the nine month period ended September 30, 2009. All amounts were capitalized in 2009 against our WorldView-2 satellite. Total interest incurred, accretion of debt discount and amortization of the deferred financing fees for the three month period ended September 30, 2010 were $9.3 million, $0.6 million and $0.5 million, respectively, of which $0.6 million was capitalized to assets under construction. Total interest incurred, accretion of debt discount and amortization of deferred finance fees for the nine month period ended September 30, 2010 were $27.9 million, $1.9 million and $1.5 million, respectively, of which $1.4 million was capitalized to assets under construction.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Our future debt payments include the maturity of the senior secured notes in May 2014, at which time we will owe the full obligation amount of $355.0 million.
NOTE 8. Fair Values of Financial Instruments
The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010 and indicates the valuation technique utilized by the Company to determine the fair value.

	Fair Value Measurements Using:
			Significant
	Total Carrying		other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$83.7	$83.7	$—	$—

(unaudited)
Significant
	Total Carrying		other	Significant
	Value at	Quoted prices in	observable	unobservable
	September 30,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$98.7	$98.7	$—	$—
Valuation Techniques
Our cash equivalents consist of investments acquired with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2009 and September 30, 2010, our cash equivalents consisted of funds held in treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments at December 31, 2009 and September 30, 2010.
The Company’s senior secured notes are traded on an active market. The fair value of the senior secured notes is based in part on quoted market rates and evaluated by the Company.

September 30, 2010
	December 31, 2009		(unaudited)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
($ in millions)	Amount	Value	Amount	Value
Senior Secured Notes	$343.5	$366.3	$345.4	$383.0
NOTE 9. Shareholders Equity and Other Comprehensive Earnings (Loss)
On May 14, 2009, the Company completed an IPO consisting of 14,700,000 shares of common stock at $19.00 per share. The total shares sold in the offering included 13,333,744 shares sold by selling stockholders and 1,366,256 shares sold by the Company. On September 15, 2010, the Company priced a secondary offering of shares of common stock at $30.25 per share. The Company did not receive proceeds from the sale of the shares of its common stock in the secondary offering; therefore we expensed $0.4 million of the costs associated with the offering. At September 30, 2010, the Company’s Board of Directors had the authority to issue 250,000,000 shares of common stock. At September 30, 2010, 45,869,030 shares of common stock were issued and outstanding.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Treasury Stock
During 2009, the Company repurchased 22,484 shares of common stock at their estimated fair value on the repurchase date. There have been no repurchases through September 30, 2010.
Stock-Based Compensation Programs
The Company has equity incentive plans that provide for the grant to employees of stock-based compensation. To date, issued equity awards have consisted of stock options, restricted stock and unrestricted shares. The date of grant of the awards is used as the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.
A summary of stock option activity for the nine months ended September 30, 2010 is presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Number of Shares	Exercise Price	(in years)	(in millions)
Balance — December 31, 2009	3,197,414	$20.29	7.38	$14.8
Granted	501,076
Exercised	649,818
Forfeited/Expired	170,129

Outstanding — September 30, 2010	2,878,543	$22.42	7.76	$23.0

Exercisable — September 30, 2010	1,709,348	$21.58	7.09	$15.1

The Company recognized stock-based compensation during the three months ended September 30, 2009 and 2010 of $1.5 million and $1.7 million, respectively, of which $0.2 million was capitalized to assets under construction for the three months ended September 30, 2009. The Company recognized stock-based compensation during the nine months ended September 30, 2009 and 2010 of $6.2 million and $4.6 million, respectively, of which $0.7 million was capitalized to assets under construction for the nine months ended September 30, 2009.
As of September 30, 2010, there was a total of $11.7 million of unrecognized expense remaining to be recognized over a weighted average period of 2.8 years.
During the first quarter of 2010, the Company awarded 46,017 shares of restricted stock to certain executives which will vest over four years. During 2010, the Company awarded 9,132 unrestricted shares to members of our independent board of directors pursuant to applicable compensation plans which vest immediately on the date of grant.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of restricted stock and unrestricted share activity as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below:

		Weighted
		Average
		Grant Date
Non-vested Restricted Stock and Unrestricted Shares	Number of Shares	Fair Value
Non-vested at December 31, 2009	20,000	$22.10
Granted	55,149	24.80
Forfeited	4,094	—
Vested	24,406	24.74
Non-vested at September 30, 2010	46,649	$23.73
As of September 30, 2010, there was a total of $1.0 million of unrecognized expense related to the non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.0 years.
NOTE 10. Earnings Per Share
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
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in millions, except per share data)	2009	2010	2009	2010
Basic earnings per share:
Net income	$14.6	$0.8	$33.6	$2.8

Basic weighted average number of common shares outstanding	44.7	43.6	44.2	44.2

Assuming exercise of stock options and restricted stock units	0.7	2.7	0.5	2.1

Diluted weighted average number of common shares outstanding, as adjusted	45.4	46.3	44.7	46.3

Earnings per share:
Basic	$0.33	$0.02	$0.76	$0.06

Diluted	$0.32	$0.02	$0.75	$0.06

The number of options that were excluded from EPS, because the effects were antidilutive, was 2.2 million for the three months ended September 30, 2009. No options were excluded because of the effects of antidilution for the three months ended September 30, 2010. The number of options that were excluded from EPS, because the effects were antidilutive, were 2.2 million and 0.8 million for the nine months ended September 30, 2009 and 2010, respectively.
NOTE 11. Related Party Transactions
Prior to the Company’s IPO in May 2009, the Company had several related party relationships with vendors and customers. As a result of the IPO, the Company re-evaluated its related party relationships and concluded that Morgan Stanley and Beach Point Capital Management L.P. continued to be related parties and Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates and Telespazio S.p.A./Eurimage S.p.A. were no longer related parties. As of the second quarter of 2010, Beach Point Capital Management L.P. had sold a majority of its shares and therefore was no longer considered a related party. Historical information pertaining to related parties will be disclosed only if balances and activity for these entities are included in the relevant financial statements presented.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Morgan Stanley
The Company terminated its hedging arrangements with Morgan Stanley in April 2009 and paid the fair value of one swap in conjunction with the termination. The Company did not have any swaps at December 31, 2009 or September 30, 2010.
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
On September 21, 2010, the Company consummated a secondary offering of 7,003,500 shares of common stock at $30.25 per share. Morgan Stanley served as a joint book-runner, owned a majority of the shares included in the offering.
At December 31, 2009 and September 30, 2010, Morgan Stanley and its affiliates held 14,366,395 and 7,463,576 shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, currently, five of Morgan Stanley designees have been duly elected and are serving on our Board of Directors. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange. As a result of the reduction in Morgan Stanley’s ownership percentage subsequent to the sale of shares in the September 15, 2010 secondary offering, Morgan Stanley currently has the right to propose three directors for nominations to the Board of Directors, all of whom must be independent.
Beach Point Capital Management L.P. (assignee of Post Advisory Group LLC)
In January 2009, Beach Point Capital Management L.P. (Beach Point Capital) assumed certain rights and obligations from Post Advisory Group LLC. In connection with that assignment, Beach Point Capital became investment manager of certain funds that hold common stock of the Company.
In April 2009, we paid our senior subordinated notes in full. As a result of the repayment, all deferred financing fees paid to Beach Point Capital associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million.
Ball Corporation
Under various contracts with Ball Aerospace and Technologies Corporation, we incurred costs of $13.1 million for January 1, 2009 through May 14, 2009, which were capitalized as part of the costs of building our WorldView-2 satellite.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Hitachi, Ltd./Hitachi Software Engineering Co., Ltd.
On January 28, 2005, we entered into a data distribution agreement with Hitachi Software Engineering Co., Ltd. (Hitachi Software) which appoints Hitachi, Ltd. (Hitachi) as a reseller of our products and services and authorized Hitachi to sell access time to our WorldView-2 satellite. Under the data distribution agreement we received a payment of $10.0 million in 2005. We entered into a direct access facility purchase agreement with Hitachi Software on March 23, 2007. Under this agreement, we have constructed and sold to Hitachi Software a direct access facility, which allows a customer of Hitachi Software to directly access and task our WorldView-1 and WorldView-2 satellites. Under our direct access facility purchase agreement we received $16.7 million as of March 31, 2009. Engineering work associated with the agreement has been subcontracted to MacDonald Dettwiler and Associates Ltd. (MDA).
Hitachi earned sales commissions on direct sales by the Company to customers in its region of $0.5 million for January 1, 2009 through May 14, 2009. This amount is accounted for as a reduction of revenue in the consolidated statements of operations.
Hitachi Software purchased approximately $2.7 million of the Company’s products for January 1, 2009 through May 14, 2009.
ITT Industries, Inc./Eastman Kodak
Under the various contracts with ITT Industries, Inc. including the Kodak agreement, we incurred expenditures of $0.8 million for January 1, 2009 through May 14, 2009, which were capitalized as part of the costs of building the satellites.
MacDonald Dettwiler and Associates
Since September 1996, we have had a series of agreements with MDA, for purchase of various goods, software licenses and engineering and related services.
Under various agreements we have incurred expenditures of $3.1 million for January 1, 2009 through May 14, 2009, which were capitalized as part of the costs of building the satellites.
Telespazio S.p.A./Eurimage S.p.A.
Telespazio S.p.A. (Telespazio), is a reseller of our products and services in Europe. Telespazio earned sales commissions on direct sales by the Company to customers in its region of $0.5 million for the year 2009 until May 14, 2009, respectively.
Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $1.6 million for January 1, 2009 through May 14, 2009.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $8.5 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $2.6 million and $3.3 million of net leasehold improvements at December 31, 2009 and September 30, 2010, respectively, which we are amortizing ratably over the remaining lease term.
Rent expense net of sublease income approximated $0.5 million and $0.6 million for the three months ended September 30, 2009 and 2010, respectively, and $2.0 million and $2.0 million for the nine months ended September 30, 2009 and 2010, respectively.
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
The majority of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained herein and other of our reports, filings, and public announcements may contain or incorporate forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words.
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the loss or impairment of our satellites; delays in the construction and launch of WorldView-3; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available; containing more than 1 billion square kilometers of imagery, with the capacity to add over 1.8 million square kilometers of imagery every day. Our collection capacity is approximately 700 million square kilometers per year.
On January 4, 2010, our WorldView-2 satellite achieved full operational capability (FOC). We began taking orders for imagery from the WorldView-2 satellite during the fourth quarter of 2009 and are currently selling imagery from the WorldView-2 satellite.

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
Customers specify how they want the imagery content they are purchasing from us to be produced. We deliver our satellite imagery content at three processing levels: (i) basic imagery with the least amount of processing; (ii) standard imagery with radiometric and geometric correction; and (iii) ortho-rectified imagery with radiometric, geometric, and topographic correction. Radiometric correction enables images to appear uniformly illuminated with the right level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image. Topographic correction accounts for terrain and projects images onto the earth as it would be seen by the human eye. All of our aerial imagery is delivered as ortho-rectified imagery.
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
Significant Customer
In September 2003, we entered into the NextView agreement with the National Geospatial-Intelligence Agency (NGA) under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved full operational capability (FOC). In January 2008, we amended the NextView agreement from image-based ordering to a service level agreement (SLA) and increased the amount we received under the NextView agreement from $265.0 million to $311.0 million (NextView SLA). On June 25, 2009, the NextView SLA agreement was further amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010 the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1, 2010 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010, and on July 13, 2010 exercised its second monthly option to extend through August 31, 2010. The Nextview SLA expired August 31, 2010.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract (Enhanced View SLA) had an effective date of September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time.
The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract; $250 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300 million annually, or $25 million per month, for the remaining six years of the contract term. The award also provides for up to $750 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3 as well as certain other infrastructure improvements.
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the capacity of our constellation provided to NGA. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. Our WorldView-3 satellite is expected to be ready for launch in the second half of 2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the month of September, the one month that the agreement was in place, we recognized approximately $12.5 million of revenue under the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 becomes operational, we anticipate a material increase in revenue once WorldView-3 reaches full operational capability.
Based on our capitalization policies, we expect our future interest expense to decrease due to capitalization of these costs to the construction of WorldView-3 satellite and other infrastructure. The costs of our satellites include capitalized interest costs incurred during the construction and development period of the satellite. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in their construction.
Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five though ten. Each month is subject to a holdback, up to 10%, depending upon the Company’s performance against pre-defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the month ended September 30, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback applied.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope, due to changes in U.S. government policies, priorities or Congressional funding level commitments to various agencies. Pursuant to the contract terms, U.S. government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 63.1% of our consolidated revenue for the nine months ended September 30, 2010.
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
Revenue and a percent of total revenue from our defense and intelligence and commercial segments are presented below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenue
Defense and intelligence	$57.9	$63.2	$173.5	$188.9
Commercial	13.9	17.3	35.5	49.7

Total Revenue	$71.8	$80.5	$209.0	$238.6

Revenue as a percent of total
Defense and intelligence	80.6%	78.5%	83.0%	79.2%
Commercial	19.4	21.5	17.0	20.8

Total Revenue	100.0%	100.0%	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2010	2009	2010
Revenue
U.S.	$58.7	$57.0	$173.1	$170.5
Foreign	13.1	23.5	35.9	68.1

Total Revenue	$71.8	$80.5	$209.0	$238.6

Defense and Intelligence Revenue
Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. government, including the military commands, Department of State and other government agencies. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services to our imagery to deliver a final end product to a customer.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. We sell to our defense and intelligence customers both directly and through resellers
By the end of the second quarter of 2010, we commissioned all of our four DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. We do not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The success of DAP will depend on our ability to secure contracts with potential new customers and on our ability to maintain existing approvals or obtain U.S. government approval for new contracts with these customers. As described in our Annual Report on Form 10-K in “Risk Factors — Failure to obtain or maintain regulatory approvals could result in service interruptions”. Our failure to obtain approval from the U.S. government for future DAP customers could limit our sales and negatively affect our defense and intelligence revenue.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2010	2009	2010
Defense and intelligence revenue
U.S. and Canada revenue
NGA SLA	$37.7	$37.5	$112.9	$112.6
Other revenue and value added services	10.5	6.9	28.9	22.9
Amortization of pre-FOC payments related to NextView	6.4	6.4	19.1	19.1

Total U.S. and Canada revenue	$54.6	$50.8	$160.9	$154.6

International revenue	$3.3	$1.9	$12.6	$9.2
DAP revenue	—	10.5	—	25.1

Total international revenue	$3.3	$12.4	$12.6	$34.3

Total defense and intelligence revenue	$57.9	$63.2	$173.5	$188.9

Reseller and Direct Sales
Direct Sales	96.9%	88.3%	96.2%	88.9%
Resellers	3.1%	11.7%	3.8%	11.1%
For the twelve months ended September 30, 2010, we generated approximately 85.9% of our defense and intelligence revenue from paid tasking and 14.1% from our ImageLibrary. We treat all of the revenue from the SLA under the NextView and EnhancedView agreements and all of the DAP revenue as paid tasking and exclude amortized revenue.
NGA was our only customer that accounted for more than 10% of our revenue in the three and nine months ended September 30, 2009 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
NGA Revenue %	74.2%	60.8%	75.8%	63.1%

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Commercial Revenue
Our commercial business consists of both traditional customers, primarily civil governments, and energy, telecommunications, utility and agricultural companies that use our content for mapping, monitoring, analysis and planning activities. Commercial business also includes customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market. We call this second type of customer an integrated information customer.
Most of our traditional commercial customers purchase our imagery products and services on an as-needed basis, either from the ImageLibrary or by placing tasking orders. By contrast, some of our integrated information customers prefer contracts to maintain access to our imagery archive, or purchase subscriptions to access our ImageLibrary. Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Commercial Revenue
Americas	$5.4	$8.4	$15.9	$21.7
International	8.5	8.9	19.6	28.0

Total commercial revenue	$13.9	$17.3	$35.5	$49.7

Revenue as a Percent of Total
Americas revenue	38.8%	48.6%	44.8%	43.7%
International revenue	61.2%	51.4%	55.2%	56.3%

Reseller and Direct Sales
Direct sales	36.6%	49.3%	40.9%	42.9%
Resellers	63.4%	50.7%	59.1%	57.1%
For the twelve months ended September 30, 2010, we generated approximately 72.1% of our commercial revenue from paid tasking and 27.9% from our ImageLibrary.
For the three and nine months ended September 30, 2010, our top five commercial customers accounted for 56.1% and 46.7%, respectively, of our commercial revenue. None of these customers accounted for more than 10% of our revenue in three and nine months ended September 30, 2010. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.
Expenses
Most of our revenue is generated by the sale of products and services comprised of imagery from our QuickBird, WorldView-1 and WorldView-2 satellites. Given that most of the operating costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite, there is no significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. Costs of acquiring aerial imagery are capitalized and amortized on an accelerated basis as a cost of revenue.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our selling, general and administrative expenses consist primarily of labor, benefits, travel, rent, insurance, utilities and related overhead costs, third-party consultant payments, sales commissions and marketing expenses. Our total selling, general and administrative expenses have been increasing in recent years, and we expect the increase in costs to continue, as we expand our sales and administrative resources to enable our revenue growth, increase capacity for product sales and distribution, and incur costs related to being a public company.
Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets. On January 4, 2010, when the WorldView-2 satellite reached FOC, we began depreciating this asset at a rate of approximately $10.5 million increase each quarter.
Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2009, all interest incurred was capitalized to our WorldView-2 satellite and other assets under construction. With the successful commissioning of WorldView-2, interest will be capitalized to the remaining assets under construction. The total capitalized interest amount will be significantly smaller in 2010 with the completion of our satellite construction, and this will impact our earnings by increasing our interest expense now that WorldView-2 is operational. With the initiation of WorldView-3 and other capital investments related to the EnhancedView program we anticipate beginning in the fourth quarter of 2010, we will again be capitalizing increasing amounts of our interest costs.
Backlog
Total backlog was $3.1 billion as of September 30, 2010. Backlog consists of all contractual commitments, including those under the anticipated ten year term of the EnhancedView contract, amounts committed under DAP agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Backlog includes $2.8 billion under the EnhancedView agreement, including $152.3 million for the next 12 months. EnhancedView backlog includes anticipated revenue to be recognized over the life of the EnhancedView agreement of $2.8 billion for the SLA and a firm fixed price reimbursement for investments to greater integrate our operations with the U.S. government. The EnhancedView contract is structured as a ten year term, inclusive of nine annual renewal options that may be exercised by NGA. Although, NGA may terminate the contract at any time is not obligated to exercise any of the nine option years, we include the full ten year term in backlog, because we believe it is NGA’s intention to exercise the nine subsequent option years, subject only to receipt of funding. Backlog also includes $218.7 million of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, amounts committed under DAP agreements and funded and unfunded task orders from our government customers. Of this amount, we expect that $34.2 million will be recognized in 2010.
Additionally, there is $192.5 million remaining unamortized revenue related to payments made to us from NGA as part of the NextView contract, of which $6.4 million is expected to be recognized during the remainder of 2010. The balance will be recognized over the estimated remaining customer relationship period, which is currently estimated to be 10.5 years from the launch of WorldView-1, which is based on the remaining operational life of the WorldView-1 satellite. Due to the fact that these payments were received prior to FOC, revenue to be recognized in 2010 is reflected separately in the statements of cash flows. We have not included it in the backlog because there are no specific services that are required to be rendered to recognize it as income. We are recognizing it ratably over the estimated customer relationship period which positively affects our reported revenue, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
The following tables summarize our historical results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended
	September 30,		Change
(in millions, except share and per share data)	2009	2010	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$57.9	$63.2	$5.3	9.2%
Commercial revenue	13.9	17.3	3.4	24.5

Total revenue	71.8	80.5	8.7	12.1
Cost of revenue excluding depreciation and amortization	7.8	11.0	3.2	41.0
Selling, general and administrative	21.5	28.2	6.7	31.2
Depreciation and amortization	18.6	29.2	10.6	57.0

Income from operations	23.9	12.1	(11.8)	(49.4)
Interest income (expense), net	—	(10.0)	(10.0)	(100.0)

Income before income taxes	23.9	2.1	(21.8)	(91.2)
Income tax expense	(9.3)	(1.3)	8.0	(86.0)

Net income	$14.6	$0.8	$(13.8)	(94.5)%

	Three Months Ended September 30,
	2009	2010
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	10.9	13.7
Selling, general and administrative	29.9	35.0
Depreciation and amortization	25.9	36.3

Income from operations	33.3	15.0
Interest income (expense), net	—	(12.4)

Income before income taxes	33.3	2.6
Income tax expense	(13.0)	1.6

Net income	20.3%	1.0%

Total revenue increased $8.7 million, or 12.1%, in the third quarter of 2010 as compared to the third quarter of 2009. The $5.3 million, or 9.2%, increase in defense and intelligence revenue was due primarily to DAP customers, who had all received access time to WorldView-1 and/or WorldView-2 through direct access facilities in the third quarter 2010 that were not operational in the third quarter of 2009. The $3.4 million, or 24.5%, increase in commercial revenue was driven by growth from consumer customers in Europe and the Americas and reseller business in Asia and the Americas.
The $3.2 million increase in cost of revenue is primarily attributable to $2.2 million of direct access costs related to amortization of the deferred contract costs related to the DAP facilities and the costs associated with the first year of maintenance. The $2.1 million increase in labor related costs is primarily driven by the expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development, but have now been reallocated to other operating functions within the company as well as headcount growth. These increases were offset by decreases in third party consulting costs and in amortization of the purchased aerial imagery library. Third quarter of 2010 cost of revenue as a percentage of revenue was 13.7%, a 2.8% increase from 10.9% in the third quarter of 2009. Labor capitalization is expected to increase over the remainder of 2010 and throughout the construction of the WorldView-3 satellite.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The increase of $6.7 million in selling, general and administrative costs was attributable to an increase in labor-related costs of $2.2 million primarily driven by the expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development, but have now been reallocated to other operating functions within the Company as well as headcount growth, an increase of $1.9 million from costs related to insuring WorldView-2, an increase in legal and accounting fees associated with our secondary public offering, an increase in consulting costs, and an increase in bonus expense due to increased headcount. Third quarter of 2010 selling, general and administrative costs as a percentage of revenue were 35.0%, a 5.1% increase from the 29.9% in third quarter of 2009.
Depreciation and amortization increased by $10.6 million, or 57.0%, as compared to the third quarter of 2009, due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.5 million per quarter.
Interest expense was $10.0 million, an increase of 100.0%, due to the commissioning of the WorldView-2 on January 4, 2010, which results in the expensing of substantially all of the interest on our debt. Approximately six percent of our interest was capitalized on capital projects during the third quarter of 2010. During the third quarter the Company started the construction of the WorldView-3 satellite, thus we expect our capital expenditures to increase during the remainder of 2010 and therefore, more of our interest will be capitalized. We still anticipate that the majority of the interest on our debt will be expensed during 2010.
In order to calculate our income tax expense, we performed an analysis of our projected 2010 operating results to determine an effective overall tax rate to be applied on a year to date basis. This annualized rate does not include the effects of certain discrete items which must be included in the quarter that they occur. In the third quarter of 2010, we expect to have an annualized effective tax rate of approximately 47.5%, exclusive of any discrete items. This estimated effective tax rate is based upon current forecasted income and expenses for the entire 2010 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results. In the third quarter of 2010, we recognized an additional tax expense of approximately $0.5 million for discrete items related to certain stock option transactions.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
The following tables summarize our historical results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, and our expenses as a percentage of revenue for the periods indicated:

	Nine Months Ended
	September 30,		Change
(in millions, except share and per share data)	2009	2010	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$173.5	$188.9	$15.4	8.9%
Commercial revenue	35.5	49.7	14.2	40.0

Total revenue	209.0	238.6	29.6	14.2
Cost of revenue excluding depreciation and amortization	22.2	31.2	9.0	40.5
Selling, general and administrative	65.6	81.2	15.6	23.8
Depreciation and amortization	56.2	89.3	33.1	58.9

Income from operations	65.0	36.9	(28.1)	(43.2)
Loss from early extinguishment of debt	(7.7)	—	7.7	(100.0)
Loss on derivative instruments	(1.8)	—	1.8	(100.0)
Interest income (expense), net	0.1	(30.6)	(30.7)	*

Income before income taxes	55.6	6.3	(49.3)	(88.7)
Income tax expense	(22.0)	(3.5)	18.5	(84.1)

Net income	$33.6	$2.8	$(30.8)	(91.7)%

*	Not meaningful.

	Nine Months Ended September 30,
	2009	2010
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	10.6	13.1
Selling, general and administrative	31.4	34.0
Depreciation and amortization	26.9	37.4

Income from operations	31.1	15.5
Loss from early extinguishment of debt	(3.7)	—
Loss on derivative instruments	(0.9)	—
Interest income (expense), net	—	(12.8)

Income before income taxes	26.5	2.7
Income tax expense	(10.5)	(1.5)

Net income	16.0%	1.2%

Total revenue increased $29.6 million, or 14.2%, in the nine month period ended September 30, 2010, as compared to the nine month period ended September 30, 2009. The $15.4 million, or 8.9%, increase in defense and intelligence revenue was due mostly to DAP customers who received access time to WorldView-1 and/or WorldView-2 through the direct access facilities for the first time in 2010. The $14.2 million, or 40.0%, increase in commercial revenue was driven by growth from consumer customers in Europe, Americas and international reseller business in North Asia and civil government customers in the Americas.
The $9.0 million increase in cost of revenue in 2010 is primarily attributable to an increase of $7.5 million in labor related costs that primarily had been capitalized as part of WorldView-2 development, but have been assigned to other operating functions within the Company. Also, an increase of $5.3 million of direct access costs from amortization of the deferred contract costs related to the facilities and the costs associated with the first year of maintenance for DAP, and an increase in repair and maintenance on our DAP facilities. These increases were offset by decreases in consulting costs and amortization of aerial imagery library. The third quarter of 2010 cost of revenue as a percentage of revenue was 13.1%, a 2.5% increase from 10.6% in 2009. Labor capitalization is expected to increase over the remainder of 2010 and throughout the construction and launch of the WorldView-3 satellite.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The increase of $15.6 million in 2010, in selling, general and administrative costs was attributable to increased labor related costs of $7.7 million primarily driven by the expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development, but have now been reallocated to other operating functions within the Company, as well as headcount growth and an increase in bonus expense, an increase of $5.9 million from costs related to insuring WorldView-2, an increase in consulting costs of $3.9 million and an increase in legal and accounting fees related to our secondary public offering. These increases were offset by decreases in stock compensation expense of $1.6 million, $1.0 million in bad debt expense and third party commission expense. The third quarter of 2010, selling, general and administrative costs as a percentage of revenue were 34.0%, a 2.6% increase from the first nine months of 2009.
Depreciation and amortization increased by $33.1 million, or 58.9%, as compared to 2009, primarily due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.5 million per quarter. During the second quarter, the Company accelerated the depreciation of selected software assets resulting in the assets becoming fully depreciated, which increased depreciation expense by $1.9 million for the quarter or $0.04 per diluted share.
Other non-operating expense includes the $1.8 million loss related to a swap arrangement becoming ineffective in the first quarter of 2009 and $7.7 million loss related to early extinguishment of debt during the second quarter of 2009.
Interest expense was $30.6 million, due to the commissioning of the WorldView-2 on January 4, 2010, which results in the expensing of substantially all of the interest on our debt. Approximately five percent of our interest was capitalized on capital projects during the nine months of 2010. During the third quarter, the Company started the design and construction of the WorldView-3 satellite, thus we expect our capital expenditures to increase during the remainder of 2010 and therefore, more of our interest will be capitalized. We anticipate that the majority of the interest on our debt will be expensed during 2010.
In order to calculate our income tax expense, we performed an analysis of our projected 2010 operating results to determine an effective overall tax rate to be applied on a year to date basis. This annualized rate does not include the effects of certain discrete items which must be included in the quarter that they occur. In the third quarter of 2010, we expect to have an annualized effective tax rate of approximately 47.5%, exclusive of any discrete items. This estimated effective tax rate is based upon current forecasted income and expenses for the entire 2010 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results. In the first nine months of 2010, we recognized additional tax expense of approximately $0.9 million for discrete items related to certain stock option transactions. We expect that our effective tax rate will decline as our pre-tax income increases with anticipated sequential revenue growth during the course of 2010.
Assets
The Company’s total assets have increased $117.6 million in the nine month period ending September 30, 2010, as compared to December 31, 2009, primarily as a result of an increase in cash and deferred taxes. The Company’s cash balance has increased $90.8 million due to cash flows from operations and reflecting lower expenditures related to construction in progress due to the commissioning of the WorldView-2 satellite during the first quarter of 2010. We anticipate that our cash balance will decrease in the fourth quarter due to a semi-annual interest payment and commencement of capital expenditures related to the WorldView-3 satellite and other infrastructure projects. Deferred taxes have increased $60.7 million to $62.4 million for the nine month period ending September 30, 2010. This is due to the award of the EnhancedView agreement which will generate a significant amount of taxable income in 2011 and be offset by net operating losses that were generated in prior years. The deferred tax assets related to these net operating losses were reclassified from long term deferred tax asset to short term deferred tax asset, as they are expected to be utilized within a year.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Balance Sheet Measures
Other accrued liabilities increased $26.3 million in the nine month period ending September 30, 2010, from December 31, 2009, primarily due to accrued interest on our debt with a semi-annual payment due in the fourth quarter, our on-orbit incentive payments to a vendor related to the WorldView-2 satellite and WorldView-3 satellite milestone payments for the beginning of the procurement and construction process.
Long-term accrued liabilities increased $6.5 million in the nine month period ending September 30, 2010 from December 31, 2009, as a result of the long term portion due for on-orbit incentive payments related to the WorldView-2 satellite.
Long-term deferred tax liability increased during the nine month period ending September 30, 2010 from December 31, 2009 due to the award of the EnhancedView agreement which will generate a significant amount of taxable income in 2011 which will allow utilization of operating losses that were generated in prior years. The deferred tax assets related to these net operating losses were reclassified from long term deferred tax asset to short term deferred tax asset, as they are expected to be utilized within a year.
Deferred revenue increased during the nine month period ending September 30, 2010, from December 31, 2009, primarily due to the deferral of $8.3 million related to the EnhancedView agreement. In September, we began recognizing revenue from the EnhancedView agreement. We receive monthly cash payments of $20.8 million a portion of which we will defer and recognize in future years as the constellation capacity available to NGA increases.
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was extended until August 31, 2010, when it was replaced by the EnhancedView agreement. We cannot assure you that the U.S. government will continue to purchase earth imagery from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 60.8% and 63.1% of our consolidated revenue for the three and nine months ended September 30, 2010, respectively. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months.
In summary, our cash flows were:

	Nine Months Ended
	September 30,
($ in millions)	2009	2010
Net cash provided by operating activities	$107.0	$111.8
Net cash used in investing activities	(154.2)	(30.3)
Net cash provided by financing activities	$82.5	$9.3
In the nine months ended September 30, 2010, our operating cash flow slightly increased by $4.8 million to $111.8 million. This increase was primarily due to the timing of the payment of interest on our debt.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash flows used in investing activities decreased from $154.2 million in the nine month period ended September 30, 2009 to $30.3 million in the nine month period ended September 30, 2010, due to the decrease in capital expenditures primarily related to a lack of construction in progress on new assets. The decrease in construction in progress is due to the completion and capitalization of the WorldView-2 satellite during the first quarter of 2010.
Cash provided by financing activities decreased from $82.5 million provided during the nine month period ended September 30, 2009 to $9.3 million in the nine month period ended September 30, 2010. During 2009, we paid in full our senior credit facility and senior subordinated notes and received proceeds from the issuance of our senior secured notes. We also received $21.7 million in proceeds of the IPO that occurred during the second quarter of 2009. During 2010, there were $9.6 million of stock option exercises.
Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2010.
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
Non-GAAP Disclosures
Reconciliation of net income to Adjusted EBITDA

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2009	2010	2009	2010
Net income	$14.6	$0.8	$33.6	$2.8
Depreciation and amortization	18.6	29.2	56.2	89.3
Loss from early extinguishment of debt	—	—	7.7	—
Loss on derivative instrument	—	—	1.8	—
Interest (income) expense, net	—	10.0	(0.1)	30.6
Income tax expense	9.3	1.3	22.0	3.5
Non-cash stock compensation expense	1.3	1.7	5.5	4.6
EnhancedView deferred revenue	—	8.3	—	8.3
Amortization of Pre-FOC payments related to NextView	(6.4)	(6.4)	(19.1)	(19.1)

Adjusted EBITDA	$37.4	$44.9	$107.6	$120.0

Non-GAAP Financial Measures
Adjusted EBITDA is defined as net income or loss adjusted for depreciation and amortization, net interest income or expense, income tax expense (benefit), loss on disposal of assets, restructuring, loss on early extinguishment of debt, non-cash stock compensation expense, EnhancedView deferred revenue and amortization of pre-FOC payments related to NextView.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDA is not a recognized term under generally accepted accounting principles, or GAAP, in the United States and may not be defined similarly by other companies. Adjusted EBITDA should not be considered an alternative to net income, as an indication of financial performance, or as an alternative to cash flow from operations as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from ours.
Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue.
We believe that the elimination of certain non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these items in combination with the addition of the non-refundable EnhancedView SLA payments from NGA facilitate comparison of our operating performance to companies in our industry. We believe this Adjusted EBITDA measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.
Adjusted EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes other income (expense), net, because these items are not related to our primary operations.
We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit for multiple element arrangements, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified units of accounting. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010. Upon adoption, the Company will apply the pronouncement prospectively. We anticipate adopting this pronouncement effective January 1, 2011 and that the adoption could have a material impact on the presentation, classification, and recognition of revenue for multiple element arrangements in our financial statements.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In October 2009, the FASB issued new accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 and we are still evaluating whether or not the adoption of this pronouncement, will have a material impact on the presentation, classification, and recognition of revenue for certain multiple element arrangements in our financial statements.
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
ITEM 4. Controls And Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2010. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the third quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.
ITEM 1A. RISK FACTORS
Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 24, 2010, as updated in the Prospectus Supplement that accompanied our September 14, 2010 filing on Form S-3. There have been no material changes to our Risk Factors since the filing of our Form S-3.

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
As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley an affiliate which owns 10% or more of our common stock. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 5. Other Information
None.
ITEM 6 EXHIBIT INDEX
Exhibit Index

Exhibit Number	Description
10.1	EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between the Company and National Geospatial-Intelligence Agency, dated August 6, 2010.

10.2	WordView 3 Satellite Purchase Agreement 60150, by and between the Company and Ball Aerospace & Technologies Corp., dated September 1, 2010.

10.3	Instrument Purchase Agreement 60151, by and between the Company and ITT Space Systems, LLC, dated September 1, 2010.

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2010	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between the Company and National Geospatial-Intelligence Agency, dated August 6, 2010.

10.2	WordView 3 Satellite Purchase Agreement 60150, by and between the Company and Ball Aerospace & Technologies Corp., dated September 1, 2010.

10.3	Instrument Purchase Agreement 60151, by and between the Company and ITT Space Systems, LLC, dated September 1, 2010.

31.1	Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.