Form 10-K/A
period 2009-12-31
DIGITALGLOBE INC
filed 2011-01-07
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34299
DIGITALGLOBE, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1420852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dry Creek Drive, Suite 260
Longmont, CO	80503
(Address of principal executive offices)	(Zip Code)

(303) 684-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ($229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 22, 2010 was 45,260,747, shares.
Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE
DigitalGlobe, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed on February 24, 2010 (the “Annual Report”), to amend the disclosure in Part III, Item 11 (Executive Compensation) and Part III, Item 13 (Certain Relationships and Related Transactions, and Director Independence) that was previously incorporated by reference into the Annual Report from the Definitive Proxy Statement filed on April 7, 2010 and amended on April 12, 2010 (the “Proxy Statement”). The Compensation Discussion and Analysis has been amended and restated to more specifically discuss factors considered by the Company’s Chief Executive Officer and Compensation Committee in determining certain cash and equity awards for officers. In addition, disclosure regarding the amount of compensation that Morgan Stanley & Co. Incorporated received for serving as an underwriter of the Company’s initial public offering was added to Part III, Item 13.
Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report or any of the items incorporated therein by reference, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Annual Report or the Proxy Statement.

PART III

Item 11.	Executive Compensation.
REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee of the Board of Directors reviewed and discussed with the Company’s management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Proxy Statement and be incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The Board accepted the Compensation Committee’s recommendation.
Compensation Committee:
Warren Jenson (Chair)
General Howell Estes, III
James Whitehurst
April 7, 2010
January 7, 2011
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis explains the material elements of the compensation of our named executive officers and describes the objectives and principles underlying our executive compensation programs.
Objectives of Our Executive Compensation Programs
A key component of our business strategy is to provide incentives to attract, retain and motivate top talent. The total compensation package for our named executive officers and other executives is designed to align individual compensation with our critical short-term and long-term objectives. We strive to meet these objectives by implementing the following principles:
•	a substantial portion of the total compensation paid to our executives should be performance-based compensation; and
•	we should support our overall business objectives by aligning executive pay with our financial and operating performance.
Our compensation programs are designed with these principles in mind in order to recognize our overall performance as a company, as well as reward individual contributions.
Compensation Process
Compensation Process. Pursuant to its charter, the Compensation Committee has responsibility for overseeing our compensation and employee benefit plans and practices, including the incentive and equity compensation plans in which our named executive officers participate. The Compensation Committee also has responsibility for evaluating and reporting to the Board of Directors on matters concerning management performance. In carrying out these responsibilities, the Compensation Committee reviews the performance of the Chief Executive Officer, the Chief Executive Officer’s evaluation of the other named executive officers, and her recommendations with respect to their compensation (discussed below). The Compensation Committee also reviews all components of named executive officer compensation for consistency with our compensation philosophy. Ultimately, the Compensation Committee recommends to the Board compensation for all named executive officers, including the Chief Executive Officer, and the full Board takes this recommendation under advisement. The full Board of Directors has the final responsibility for setting compensation for our named executive officers.
Compensation Committee. Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and recommends the compensation of these officers based on such evaluations. The Compensation Committee also administers the issuance of stock options and other awards under our equity award plans. The Compensation Committee will review and evaluate, at least every 24 months, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter. The members of this committee are Mr. Jenson, General Estes and Mr. Whitehurst, each of whom qualifies as an independent director, as defined under the applicable rules and regulations of the SEC and the NYSE. Mr. Jenson is the current chair of the Compensation Committee.

Role of Management. At the end of each year, the Chief Executive Officer evaluates the performance of the named executive officers, excluding her own performance, and discusses the results of such evaluations with the Compensation Committee. These evaluations assess actual performance relative to each officer’s individual business related goals and objectives, and the contribution made by each officer to our overall results. The Chief Executive Officer also considers the level of responsibility of each named executive officer and his or her specific individual leadership accomplishments. Based on the foregoing evaluations, the Chief Executive Officer makes specific recommendations to the Compensation Committee regarding any adjustments to base salary for the named executive officers. The Chief Executive Officer also makes recommendations to the Compensation Committee regarding any adjustments to the target cash and equity components of the Success Sharing Plan (discussed below) for the upcoming year. Starting in 2009, the Chief Executive Officer also recommended to the Compensation Committee the amount to be paid to each named executive officer (excluding the Chief Executive Officer) under the discretionary portion of the cash component of the Success Sharing Plan for the completed year.
Management periodically provides to the Compensation Committee a review of and recommendations regarding the design and strategy of the compensation and benefit plans affecting the named executive officers. The Compensation Committee takes such recommendations under advisement and makes adjustments to such plans as it deems appropriate.
Use of Compensation Consultants. For fiscal year 2009, the decisions of the Compensation Committee regarding appropriate levels and types of compensation continued to be informed by studies commissioned by the Compensation Committee from compensation consultants Mercer and Dolmat Connell and Partners in 2007 and 2008. At that time, the consultants had reviewed public and private companies in the telecommunications and electronics industries that were comparable to us in terms of annual revenue and other financial metrics. The companies reviewed included 24/7 RealMedia.Inc., AeroVironment, Inc., Argon St. Inc., C-Cor Incorporated, CNET Networks, Inc., CoStar Group, Inc., GeoEye, Inc., Getty Images, Globalstar, Inc., Globecomm Systems Inc., Harmonic Inc., Intevac, Inc., INVESTools, Inc., Move, Inc., NAVTEQ, Radyne, Raven Industries, Inc., Schawk, Sirius Satellite Radio and XM Satellite Radio (now Sirius/XM), Trimble Navigation, and ViaSat. In addition to the specific companies mentioned above, the consultants reviewed aggregated industry survey data.
The Compensation Committee used the results of these studies to understand the long-term incentive compensation, total direct compensation (i.e., salary, cash bonus, and long-term incentives), and change in control/severance practices of the industry comparable companies. While the Compensation Committee did not determine at that time to set overall compensation or any given component at a particular percentage in relation to the industry group, the Committee did use the information to generally gauge the competitiveness of our compensation. Since then, the Compensation Committee has continued to use that baseline information as a guide, and has adjusted the named executive officers’ compensation as it deems to be appropriate given performance, experience, and competitive necessity.
In the fall of 2009, the Compensation Committee engaged Towers Perrin to serve as its independent compensation consultant. Towers Perrin assisted with a review of executive compensation pay levels and program design. The Compensation Committee took the results of this review under advisement in developing and recommending approval by the Board of the 2010 Success Sharing Plan. A description of our 2010 Success Sharing Plan was filed with the SEC on Form 8-K on March 8, 2010.
Components of Executive Compensation
We compensate our named executive officers for their performance through a combination of base salary, annual cash incentives, and long-term equity incentives that are granted on an annual basis. Annual cash incentives and annual long-term equity incentive grants are delivered under our Success Sharing Plan, which is described in detail below. As an executive’s level of responsibility and position increases, a greater portion of his or her total compensation is based on variable or incentive pay. Only base salary is assured so that the majority of overall compensation is at risk for senior executives. We believe that this emphasis on incentive based compensation is appropriate because senior executives are the persons most able to influence company performance.
Base Salary
As discussed above, in 2007 and 2008, the Compensation Committee had commissioned certain compensation studies from consultants. The resulting report concerning total direct compensation was utilized in the initial determination of the level of base salary provided to our named executive officers with whom we entered into employment agreements in 2008. No adjustments to the base salaries of our named executive officers were made in 2009. The base salary levels for Mr. Khan and Mr. Hicar were established when they joined the Company in January 2009 and April 2009, respectively, and reflected the Compensation Committee’s understanding of market compensation levels.

The base salaries of our named executive officers for 2008 and 2009 are shown below.

	2008	2009
Jill D. Smith	$480,000	$480,000
A. Rafay Khan	N/A	260,000
Scott M. Hicar	N/A	250,000
Yancey L. Spruill	300,000	300,000
J. Alison Alfers	$250,000	$250,000
Equity Compensation
The Compensation Committee administers our equity incentive compensation plans for the named executive officers. The Compensation Committee considers the grant of equity awards to the named executive officers upon hire and on an annual basis. For 2008 and 2009, the criteria for determining the size of the annual equity grants to the named executive officers were set forth under the Success Sharing Plan (discussed in further detail below). Grants are made in the form of stock options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and in the form of restricted shares of our stock. Our stock options typically have a 10-year term, and typically vest over four years dependent on continued employment. Our restricted stock also typically vests over four years dependent on continued employment.
Equity incentives are designed to (1) encourage performance that leads to enhanced stockholder value, (2) closely align the executive’s interests with those of the stockholders, and (3) encourage retention. We currently make all equity grants under our 2007 Employee Stock Option Plan, or the “2007 Plan.” We also have prior awards outstanding under the Amended and Restated 1999 Equity Incentive Plan, or the “1999 Plan.”
Success Sharing Plan
The Success Sharing Plan is our incentive compensation plan under which both annual cash bonuses and annual long term incentive grants are delivered to executives. The Success Sharing Plan covers all of the named executive officers other than the Chief Executive Officer. Though the Chief Executive Officer does not participate in the Success Sharing Plan, the Company financial goals set forth in the Success Sharing Plan may be applicable to the Chief Executive Officer for purposes of determining her cash bonus amount (see the related discussion of Ms. Smith’s Employment Agreement under “Chief Executive Officer Employment Agreement” below). For fiscal years 2008 and 2009, the Company financial goals set forth in the Success Sharing Plan were used to determine the Chief Executive Officer’s annual cash bonus payable under her employment agreement. The Chief Executive Officer’s equity grants for fiscal years 2008 and 2009 are discussed separately under “Chief Executive Officer Employment Agreement” below.
The purpose of the Success Sharing Plan is to recognize overall company success, as well as departmental, team, and individual contributions. Thus, the Success Sharing Plan has both formulaic and discretionary or qualitative elements, as described in more detail below. The Compensation Committee and our full Board of Directors ultimately have discretion with respect to approval of both the cash and the equity awards made under the Success Sharing Plan.
Because we use our full year financial results to determine achievement of company financial goals for purposes of awards under the Success Sharing Plan, awards earned for performance in one fiscal year are not actually paid and/or granted until March of the succeeding fiscal year. Due to this staggered administration of the plan, both the 2009 Success Sharing Plan (under which awards were paid in 2010) and the 2008 Success Sharing Plan (under which awards were paid in 2009) are described in this Compensation Discussion and Analysis. Under SEC reporting rules, the cash component of the 2009 Success Sharing Plan (paid in 2010) is reported in the Summary Compensation Table and in the Grants of Plan Based Awards Table. Because the equity component of our 2009 Success Sharing Plan is awarded at the discretion of the Board after the end of 2009, it is not reported as 2009 compensation in either the Summary Compensation Table or the Grants of Plan Based Awards Table, but the equity component of the 2008 Success Sharing Plan (granted in 2009) is reported this year in both of those tables.

2009 Success Sharing Plan
Cash Component. Annual cash bonuses for our named executive officers under the 2009 Success Sharing Plan were 80% based on the achievement of company financial goals according to a pre-determined formula, and except for the Chief Executive Officer, were 20% based on the Chief Executive Officer’s discretionary evaluation of the individual job performance of each named executive officer. The company financial goals are approved by the Board of Directors on an annual basis at the beginning of the fiscal year. The introduction of a discretionary element into the cash component of the plan for 2009 was based on the recommendation of the Chief Executive Officer that inclusion of a discretionary component would allow for recognition of individual performance and thereby motivate superior performance in a more substantial way than was possible under the strictly formulaic approach where the entire cash bonus for every individual was determined solely by company financial results. The Compensation Committee considered the recommendation from the Chief Executive Officer, and determined that the inclusion of a discretionary component for the cash bonus would incentivize stronger individual performance that would in turn contribute to achievement of overall company objectives. Upon recommendation from the Compensation Committee, the Board of Directors approved the inclusion of the discretionary component of the cash bonus for the named executive officers, excluding the Chief Executive Officer, for 2009.
The aggregate cash awards for named executive officers participating in the 2009 Success Sharing Plan and comprising both the formula-based and discretionary portions, were targeted at the following percentages of their base salaries: Mr. Spruill (60%); Mr. Khan, Mr. Hicar, and Ms. Alfers at 50%. The percentage targets were established in their respective employment agreements. In the case of Ms. Smith, under the terms of her employment agreement, her target cash award is 70% of her base salary. For 2009 her cash award was based solely on achievement of company financial goals, as set forth in the 2009 Success Sharing Plan (see the discussion of Ms. Smith’s employment agreement under “Chief Executive Officer Employment Agreement” below). Under the 2009 Success Sharing Plan, actual payouts of the cash award to the participating named executive officers can range from 0% to 200% of these target levels, depending on the level of achievement of the pre-determined company financial goals for the formula-based portion, and the size of the award under the discretionary portion. The actual payout for Ms. Smith may also be less or greater than the target amount, as determined by the Board in accordance with the terms of her employment agreement.
For 2009, the formula-based portion of the cash award was based on three performance metrics: commercial revenue, defense and intelligence revenue, and adjusted EBITDA (“A-EBITDA”). Specifically, A-EBITDA under this plan is defined as net income or loss, adjusted for depreciation and amortization, net interest income or expense, income tax expense, loss on disposal of assets, restructuring, loss on early extinguishment of debt, bonus expense, and non-cash stock compensation expense. These metrics were weighted 25% commercial revenue; 25% defense and intelligence revenue; 50% A-EBITDA.
Cash awards are determined independently on each of the three metrics, depending on the actual level of performance. Performance above or below target causes the award amount for that metric to be increased or decreased, with a minimum requirement that at least 90% of the target for any given metric be achieved in order for that metric to pay out at all, and a maximum award of 200% of target on any given metric if that metric is achieved at 120% or greater of target. Awards are interpolated between the described intervals.
The table below shows the performance goals for the three metrics, the level of achievement of the goals, and the payout percentages for the formula-based portion of the cash award:

	2009 Target	2009 Actual	2009 Payout
Metric	Performance in millions	Performance in millions	Percentage per Metric
CBU Revenue	$63.7	$50.9	79.9%
DIBU Revenue	$220.3	$231.0	104.9%
A-EBITDA	$171.7	$174.6	101.7%

		Total Payout as a Percentage of Target:	85.5%
The payment of the discretionary portion of the cash award under the 2009 Success Sharing Plan to the named executive officers (other than the Chief Executive Officer) was based on the Chief Executive Officer’s subjective and qualitative assessment of each officer’s job performance for the year. In considering the cash award recommended for each named executive officer, the Chief Executive Officer took into account each individual’s contribution to Company achievements and, in particular, achievements against certain strategic initiatives of the Company, including successful completion of the Company’s initial public offering, high yield debt offering, securing of direct access program (DAP) contracts and other key accounts, and enhancement of the Company’s information technology platforms to support growth objectives. In addition, the Chief Executive Officer considered the individual’s leadership contributions to the Company relative to all members of senior management. The differing award levels recommended to and approved by the Compensation Committee reflect the subjective assessment by the Chief Executive Officer of each individual’s overall contribution to Company performance, including through leadership and personal contributions towards the Company’s strategic initiatives as described above. The table below shows, for each named executive officer, other than the Chief Executive Officer, the percentages of the target award earned on the discretionary portion of the cash award, and, when added to the percentage earned on the formula-based portion of the cash award, the percentage of the total target bonus earned and the actual total bonus amounts paid under the 2009 Success Sharing Plan. These bonus amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the 2009 Summary Compensation Table.

	Percent of	Percent of Formula-	Percent of Total
	Discretionary	Based Portion	Target Bonus
	Portion Earned	Earned	Earned	Bonus Amount
A. Rafay Khan	100.0%	85.5%	88.4%	$110,132
Scott M. Hicar	130.0%	85.5%	94.4%	$88,500
Yancey L. Spruill	100.0%	85.5%	88.4%	$159,120
J. Alison Alfers	150.0%	85.5%	98.4%	$123,000
Equity Component. In addition, the 2009 Success Sharing Plan provided for equity awards that could be granted to the named executive officers, other than the Chief Executive Officer, at the discretion of the Compensation Committee following completion of the fiscal year. Recommendations for these equity awards were made by the Chief Executive Officer to the Compensation Committee based on her assessment of performance and her assessment of a competitive and appropriate award value, including contribution to strategic initiatives, levels of annual or performance awards granted by peer companies, the individual’s existing equity holdings and desired retention of key management. Differing award levels reflect the Chief Executive Officer’s subjective assessment of each individual’s overall contribution to Company performance. In assessing the individual’s overall contribution to Company performance, the Chief Executive Officer takes into consideration the Company’s full fiscal year financial results. Accordingly, the equity awards under the 2009 Success Sharing Plan were granted in March 2010, following final determination of the Company’s financial results for the year ended December 31, 2009. The award value was delivered 70% in the form of stock options, and 30% in the form of restricted stock, each with four-year vesting dependent on continued employment. This mix of vehicles is intended to emphasize focus on share price appreciation, while providing some retention value and focus on long-term value.
2008 Success Sharing Plan
Equity Component. The 2008 Success Sharing Plan provided for equity awards that were granted at the discretion of the Compensation Committee following completion of the fiscal year. Recommendations for these equity awards for the named executive officers (other than the Chief Executive Officer) were made by the Chief Executive Officer to the Compensation Committee based on her assessment of the executives’ individual job performance, leadership contributions, and contributions to Company priorities relative to all members of senior management. Retention value and compensation practices of peer companies were also taken into account by the Chief Executive Officer in determining recommended awards and by the Compensation Committee in approving awards. The equity awards under the 2008 Success Sharing Plan were granted in March 2009 in the form of stock options, and are reported in the “Option Awards” column of the 2009 Summary Compensation Table and the “Other Option Awards” column of the 2009 Grants of Plan Based Awards Table.
Chief Executive Officer Employment Agreement
Annual Cash Bonus. The Chief Executive Officer’s employment agreement requires that her annual bonus be based on performance criteria that are established by the Board of Directors, which can include both financial criteria and individual goals, at the Board’s discretion. The employment agreement also provides that Ms. Smith’s target annual bonus amount will be 70% of her base salary, with the actual bonus amount paid, which can be greater or lesser than the target amount, including zero, dependent on the level of achievement of the goals. For 2008 and 2009, the Board determined that the performance goals applicable to Ms. Smith’s annual cash bonus were to be the financial performance metrics as set forth in the applicable Success Sharing Plans, described above.
The table below shows the percentage of the target award earned by Ms. Smith in 2009 based on achievement of the Company’s financial goals as set forth in the 2009 Success Sharing Plan. This bonus amount is reported in the “Non-Equity Incentive Plan Compensation” column of the 2009 Summary Compensation Table.

	Percent of Total
	Target Bonus Earned	Bonus Amount
Jill D. Smith	85.5%	$287,280
Annual Equity Grant. Ms. Smith’s employment agreement also provides that she will be eligible for an annual equity grant based on her achievement of company and individual performance goals, as established by the Board of Directors. For 2008 and 2009, the performance goals included contributions in areas such as: achieving the Company’s financial goals; preparing the Company to become public; strengthening the Company’s core assets; leveraging existing assets to deliver cost-effective products and services; enhancing infrastructure; strengthening the skills of executives and directors; acquiring, growing and supporting major accounts; and developing the Company as an organization, including scaling, positioning for organic growth, and succession planning.

The employment agreement provides for a target annual equity grant valued at $1 million, with greater (up to a maximum of $1.5 million) or lesser (including zero) values possible depending on the level of performance. In both 2008 and 2009 (relating to the equity grants made in March of 2009 and 2010, respectively), the Compensation Committee recommended, and the Board of Directors approved, equity awards for Ms. Smith based on assessment of her overall performance ratings and achievement of objectives in the areas referenced above. For 2008, her award was $1,168,544 and for 2009 her award was $950,000. The 2008 equity award was delivered in the form of stock options, and the 2009 equity award was delivered 70% in the form of stock options and 30% in the form of restricted stock, each with four-year vesting dependent on continued employment. The 2008 award granted in 2009 is shown in the Summary Compensation Table and the Grant of Plan Based Awards Table.
Special IPO Stock Grant. Ms. Smith’s employment agreement provides that she will receive an award of common stock upon the first to occur of (i) a change in control (as defined in the 2007 Plan) and (ii) an initial public offering, with the size of the stock award depending on the Company’s stock price, as follows:

Number of Shares of Common Stock
(adjusted for reverse stock split that
Per Share Stock Price	occurred on April 28, 2009)
<$40	40,000
≥$40 and <$50	80,000
≥$50	120,000
Accordingly, as a result of the completion of our initial public offering that took place on May 14, 2009, at a price of $19.00 per share, Ms. Smith received an award of 24,560 shares of common stock, reflecting a gross award of 40,000 shares less 15,440 shares that were withheld for taxes, as provided in her employment agreement. This award is not subject to a vesting schedule or restricted in any way. This award appears in the “Stock Awards” column of the 2009 Summary Compensation Table.
Restricted Stock. When Ms. Smith entered into her employment agreement, she was granted 30,000 shares of restricted stock, to vest in equal annual installments on each of March 31, 2009, 2010, and 2011, based on achievement of the overall performance goal for the Company as set forth under the Success Sharing Plan. The company performance goal for 2008 and 2009 respectively was measured by attainment of target A-EBITDA. The Company achieved its target A-EBITDA for both years, and accordingly, the Compensation Committee recommended and the Board of Directors approved full vesting of the installments on March 31, 2009 (for performance in 2008) and March 31, 2010 (for performance in 2009). The 10,000 shares, net of 3,108 shares that were withheld for taxes, as provided in her employment agreement, of restricted stock that vested on March 31, 2009 are reported in the 2009 Option Exercises and Stock Vested Table.
Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans maintained by us.
Non-qualified Deferred Compensation
None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

2009 SUMMARY COMPENSATION TABLE
The following summary compensation table sets forth the total compensation earned for the years ended December 31, 2009 and December 31, 2008, by the chief executive officer, chief financial officer and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2009. We refer to these officers as our “named executive officers.”

						Non-Equity		All Other
Name and		Salary		Stock Awards	Option	Incentive Plan		Compensation
Principal Position	Year	($)(1)		($)(2)	Awards ($)(2)	Compensation ($)		($)(3)	Total ($)
Jill D. Smith, President and Chief Executive Officer	2009	480,000		760,000	1,168,544	287,280	(5)	9,002	2,704,826
	2008	463,551		663,000	2,169,730	378,069		7,750	3,682,100

A. Rafay Khan, Senior Vice President, Commercial	2009	249,167	(4)		738,500	110,132	(6)	230,614	1,328,413
	2008	N/A		N/A	N/A	N/A		N/A	N/A

Scott M. Hicar, Chief Information Officer, Sr. Vice President Global Information Services	2009	170,564	(4)		649,996	88,500	(6)	4,096	913,156
	2008	N/A		N/A	N/A	N/A		N/A	N/A

Yancey L. Spruill, Executive Vice President, Chief Financial Officer and Treasurer	2009	300,000		—	365,809	159,120	(6)	8,914	833,843
	2008	304,663		—	487,420	205,742		7,750	1,005,575

J. Alison Alfers, Senior Vice President, Secretary and General Counsel	2009	250,000		—	257,076	123,000	(6)	8,492	638,568
	2008	252,598		—	736,000	150,000		7,074	1,145,672

1)	In 2008, we elected to change our payroll processing cycle from bi-weekly to semi-monthly and as a result paid out 8 days extra in 2008 to all employees.

2)
Amounts represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the ASC Topic 718 calculations; see Note 8 to our consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009.

3)
Includes the value of annual employer match under our tax-qualified 401(k) Savings and Retirement Plan and employer paid disability insurance premiums. The value for Mr. Khan includes a monthly expatriate allowance related to his foreign assignment.

4)	Salary paid to Messrs. Khan and Hicar was pro-rated based on their dates of employment of January 2009 and April 2009, respectively.

5)	Represents amounts awarded under Ms. Smith’s employment agreement.

6)	Represents amounts earned under the 2009 Success Sharing Plan. A summary of the material terms of the 2009 Success Sharing Plan is provided above in “— 2009 Success Sharing Plan.”

2009 GRANTS OF PLAN-BASED AWARDS
The following table contains information with respect to (i) cash incentives paid to our named executive officers in March 2010 for performance during 2009 under the 2009 Success Sharing Plan, (ii) options granted in 2009 for performance during 2008 under the 2008 Success Sharing Plan and (iii) initial grants made to new employees. The exercise price per share of each option granted to our named executive officers was determined by our Board to be equal to the fair market value of our common stock on the date of grant.

					All
					Other
					Stock		All Other		Exercise
					Awards:		Option		or Base	Grant Date
		Estimated Future Payouts Under			Number		Awards: Number		Price of	Fair Value
		Non-Equity Incentive Plan			of Shares		of Securities		Option	of Stock and
		Awards(1)			of Stock		Underlying		Awards	Option
Name	Grant Date	Threshold	Target	Maximum	or Units		Options(#)(3)		($/Sh)	Awards ($)(6)
Jill D. Smith	3/23/2009						109,006	(4)	$21.30	$10.72
	N/A	168,000	336,000	672,000	50,000	(2)

A. Rafay Khan(7)	2/23/2009						70,000	(5)	21.30	10.55
	N/A	62,292	124,584	249,167

Scott M. Hicar(7)	5/26/2009						67,079	(5)	18.75	9.69
	N/A	46,875	93,750	187,500

Yancey L. Spruill	3/23/2009						34,124	(4)	21.30	10.72
	N/A	90,000	180,000	360,000

J. Alison Alfers	3/23/2009						23,981	(4)	21.30	10.72
	N/A	62,500	125,000	250,000

1)
The Threshold represents achievement of the lowest minimum level required for payment across all three financial performance metrics (A-EBITDA, commercial revenue, and defense and intelligence revenue) and assumes an award of 50% of the discretionary component of the bonus amount for the named executive officers other than Ms. Smith. The actual payout can be lower, including zero, based on metrics met. See the 2009 Summary Compensation Table for actual cash bonus amounts paid for 2009 under the 2009 Success Sharing Plan.

2)
Ms. Smith’s employment agreement provided, upon the completion of an IPO, for a one-time stock bonus of 40,000 shares of common stock. The number of shares was determined based on a combination of IPO price, and subject to her continued employment, as described in Ms. Smith’s employment agreement. Additionally, 10,000 shares were granted as a performance bonus under the terms of her agreement. See “Chief Executive Officer Employment Agreement” above.

3)	The stock options shown in the table are intended to qualify as incentive stock options to the extent permissible under Section 422 of the Code.

4)	These stock options reflect the portion of the bonus payment under our 2008 Success Sharing Plan that was paid in the form of stock options granted in 2009.

5)	These stock options were granted in connection with Mr. Khan’s and Mr. Hicar’s commencement of employment.

6)
Reflects the grant date fair value of the stock options granted during 2009, calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the FASB ASC Topic 718 calculations, see Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

7)	Amounts shown for Messrs. Khan and Hicar are pro-rated based on their dates of employment of January 2009 and April 2009, respectively.

OUTSTANDING EQUITY AWARDS AT YEAR-END 2009
The following table contains information concerning the outstanding equity awards held by our named executive officers as of December 31, 2009.

	Option Awards					Stock Awards
								Market or
								Payout
						Number of		Value of
	Number of	Number of				Unvested or		Unvested or
	Securities	Securities				Unearned		Unearned
	Underlying	Underlying		Option		Shares,		Shares,
	Unexercised	Unexercised		Exercise	Option	Units or		Units or
	Options (#)	Options (#)		Price	Expiration	Other Rights		Other Rights
Name	Exercisable	Unexercisable		($/Sh)	Date	(#)		($)
Jill D. Smith	3,000	—		$12.50	12/1/2014	20,000	(1)	442,000
	125	—		12.50	12/31/2014
	200,000	—		12.50	10/15/2015
	35,457	38,543	(2)	27.40	1/31/2018
	12,909	861	(3)	27.40	3/7/2018
	80,000	70,000	(4)	22.10	11/3/2018
	—	109,006	(6)	21.30	3/23/2019

A. Rafay Khan	—	70,000	(7)	21.30	2/23/2019

Scott M. Hicar	—	67,079	(8)	18.75	5/26/2019

Yancey L. Spruill	80,000	—		10.00	4/14/2010
	40,000	—		12.50	10/20/2015
	25,000	—		22.50	6/14/2017
	19,047	24,953	(2)	27.40	1/31/2018
	8,607	573	(3)	27.40	3/7/2018
	—	34,124	(6)	21.30	3/23/2019

J. Alison Alfers	58,331	21,669	(5)	27.40	1/31/2018
	—	23,981	(6)	21.30	3/23/2019

1)
One-half of the shares covered by this award will vest on each of March 31, 2010 and 2011, based on our performance against goals to be established by the Compensation Committee with respect to 2009 and 2010, respectively. If the goal for any such year is not met, the shares that otherwise would have vested will be forfeited.

2)
Twenty-five percent of the option vested on January 31, 2009; the remaining will vest in equal amounts on a monthly basis thereafter, subject to continued employment as of such vesting dates, with full vesting scheduled to occur on January 1, 2012.

3)
Fifty percent of the option vested immediately on the date of grant, March 7, 2008; the remaining will vest in equal amounts on a monthly basis thereafter, subject to continued employment as of such vesting dates, with full vesting scheduled to occur on March 7, 2010.

4)
These options were granted pursuant to Ms. Smith’s employment agreement. 40,000 options vested as of the date of grant; 40,000 options vested on September 1, 2009; 40,000 options vest on September 1, 2010; and the remaining 30,000 options will vest on September 1, 2011.

5)
Twenty-five percent of the option vested on the date of grant, January 1, 2008; an additional twenty-five percent vested on January 1, 2009, the remaining will vest in equal amounts on a monthly basis thereafter, subject to continued employment as of such vesting dates, with full vesting scheduled to occur on January 1, 2011.

6)
Twenty-five percent of the option will vest on March 23, 2010; the remaining will vest in equal amounts on a monthly basis thereafter, subject to continued employment as of such vesting dates, with full vesting scheduled to occur on March 23, 2013.

7)
Twenty-five percent of the option will vest on January 16, 2010; the remaining will vest in equal amounts on a monthly basis thereafter, subject to continued employment as of such vesting dates, with full vesting scheduled to occur on January 16, 2013.

8)
Twenty-five percent of the option will vest on May 26, 2010; the remaining will vest in equal amounts on a monthly basis thereafter, subject to continued employment as of such vesting dates, with full vesting scheduled to occur on May 26, 2013.

2009 OPTION EXERCISES AND STOCK VESTED

	Stock Options		Stock Awards
	Shares acquired	Value realized	Number of shares		Value realized
Name	upon exercise (#)	upon exercise ($)	acquired on vesting (#)		upon vesting ($)
Jill D. Smith	—	—	50,000	(1)	$973,000
A. Rafay Khan	—	—	—		—
Scott M. Hicar	—	—	—		—
Yancey L. Spruill	—	—	—		—
J. Alison Alfers	—	—	—		—

1)	Of amount shown the Company withheld 18,548 shares to cover tax withholding obligations.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Benefits Payable to Ms. Smith
Ms. Smith’s Employment Agreement provides the following benefits in the event of termination or a Change in Control (as defined below). First, Ms. Smith’s agreement provides for accelerated vesting of certain long term incentive awards in the event of a Change in Control. Specifically, in 2008, Ms. Smith was granted 30,000 restricted shares of our common stock, of which 10,000 shares vested on March 31 of 2009, and of which 10,000 shares will vest on March 31 of each of 2010 and 2011, subject to the achievement of performance goals determined by the Board. Upon the occurrence of a Change in Control, the vesting of 50% of the unvested portion of such shares shall accelerate in accordance with the provisions of our 2007 Plan. In addition, in 2008, Ms. Smith was granted an option to acquire 150,000 shares of our common stock, 40,000 of which vested upon the effective date of her employment agreement, and 40,000 vesting on each of the first and second anniversary of the effective date, and the remaining 30,000 vesting on the third anniversary of the effective date of her agreement. Upon a Change in Control, in accordance with Ms. Smith’s employment agreement, the unvested portion of this option would immediately vest. Ms. Smith also receives an annual grant of long term incentive awards based on her performance during the prior year, as described above. Pursuant to her employment agreement, in the event of Change in Control, any unvested portions of awards outstanding as of the date of the Change in Control would immediately vest.
All numbers shown above are adjusted from those shown in the text of Ms. Smith’s employment agreement to reflect a 1 for 5 reverse split of the Company’s stock that was executed on April 28, 2009 ahead of our IPO.
Second, if Ms. Smith’s employment is terminated prior to a Change in Control for any reason other than cause, disability, or death, or if she resigns prior to a Change in Control for Good Reason, she will be entitled to receive severance benefits in an amount equal to twice the sum of her base salary and the average of her two most recent years’ bonuses. If Ms. Smith’s employment terminates under these circumstances upon or within 36 months following a Change in Control, her severance is calculated as the sum of her base salary plus her target bonus for the year in which the Change in Control occurred, multiplied by two and one-half (2.5). If Ms. Smith elects continuation coverage under COBRA following such a termination of employment, the Company will provide such benefits at its sole cost for the period used to calculate her severance payment. Any receipt of benefits under the terms of the employment agreement is contingent upon the executive’s execution and non-revocation of a general release and waiver of employment-related claims against the Company.
The following definitions apply for purposes of Ms. Smith’s employment agreement:
“Good Reason” means:
•	a material reduction or change in Ms. Smith’s title or job duties inconsistent with her position and her prior duties, responsibilities and requirements;
•	any reduction of Ms. Smith’s then-current base salary or her target bonus;
•	relocation of Ms. Smith to a facility or location more than 30 miles from the Company’s current offices in Longmont, Colorado; or
•	a material breach by the Company of Ms. Smith’s employment agreement.

The Company has 30 days following receipt of Ms. Smith’s notice of termination for Good Reason to cure the event constituting Good Reason.
“Cause” means:
•	conviction of a felony or a crime involving fraud or moral turpitude;
•	commission of theft, a material act of dishonesty or fraud, intentional falsification of employment or company records, or a criminal act that impairs Ms. Smith’s ability to perform her duties;
•	intentional or reckless conduct or gross negligence materially harmful to the Company or its successor;
•	willful failure to follow lawful instructions of the Board; or
•	gross negligence or willful misconduct in the performance of duties.
“Change in Control” means: the occurrence of any of the following events:
i.)
Any person (other than persons who are employees of the Company at any time more than one year before a transaction) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities. In applying the preceding sentence, (A) securities acquired directly from the Company or its affiliates by or for the person shall not be taken into account, and (B) an agreement to vote securities shall be disregarded unless its ultimate purpose is to cause what would otherwise be Change in Control, as reasonably determined by the Board;

ii.)
The Company consummates a merger, or consolidation of the Company with any other corporation unless: (a) the voting securities of the Company outstanding immediately before the merger or consolidation would continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; and (b) no person (other than persons who are employees at any time more than one year before a transaction) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities;

iii.)	The stockholders of the Company approve an agreement for the sale or disposition by the Company of all, or substantially all, of the Company’s assets; or
iv.)	The stockholders of the Company approve a plan or proposal for liquidation or dissolution of the Company.
Notwithstanding the foregoing, a Change in Control shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.
Third, Ms. Smith’s employment agreement provides for the payment of a “gross-up” payment if she becomes entitled to certain payments and benefits and equity acceleration under her employment agreement and those payments and benefits constitute “parachute” payments under Section 280G of the Internal Revenue Code.
In addition, in accordance with the 1999 Plan, all outstanding stock options held by Ms. Smith (and all other option holders with grants under that plan) become fully vested in connection with a Change in Control, as defined in the 1999 Plan.
Benefits Payable to Messrs. Khan, Hicar, Spruill and Ms. Alfers
The employment agreements of Messrs. Khan, Hicar, Spruill, and Ms. Alfers provide that in the event of a Change in Control, as defined in the 2007 Plan, all then-outstanding unvested equity awards held by the executive will become fully vested.

The employment agreements also provide that if the executive’s employment is terminated for any reason other than for Cause, disability, or death, or if the executive resigns for Good Reason, he or she will be entitled to severance pay equal to the sum of his or her base salary and the average of the most recent two years’ bonuses. If the executive’s employment terminates under these circumstances upon or following a Change in Control, severance pay is calculated as the sum of his or her base salary plus the target bonus for the year in which the Change in Control occurred, multiplied by one and one-half (1.5). If the executive elects continuation coverage under COBRA following such termination of employment, the Company will provide the benefits at its sole cost for the period used to calculate his severance payment.
Each employment agreement provides for the payment of a “gross-up” payment if the executive becomes entitled to certain payments and benefits and equity acceleration under his or her employment agreement and those payments and benefits constitute “parachute” payments under Section 280G of the Code.
The receipt of severance pay or benefits under the terms of these employment agreements is contingent upon the executive’s execution and non-revocation of a general release and waiver of employment-related claims against the Company. For purposes of the foregoing employment agreements, “Good Reason” and “Cause” are defined the same as under Ms. Smith’s employment agreement.
The following table reflects our estimate of the dollar value of the benefits payable to our named executive officers pursuant to the terms of their employment agreements, assuming that a qualifying termination event as described under the agreements occurred on December 31, 2009.

				Value of
				Restricted
		Severance Pay	Value of Option	Stock	280G
Name	Trigger	And Benefits($)	Acceleration($)(1)	Acceleration($)(2)	Gross-up

Jill D. Smith	Termination of	1,655,387	—
	Employment other
	than for Cause,
	Disability, or
	Death, or
	Resignation for
	Good Reason

	Change in Control	2,077,547	1,805,544	442,000	935,074

A. Rafay Khan	Termination of	485,151	—
	Employment other
	than for Cause,
	Disability, or
	Death, or
	Resignation for
	Good Reason

	Change in Control	832,529	738,500

Scott M. Hicar	Termination of	354,564	—
	Employment other
	than for Cause,
	Disability, or
	Death, or
	Resignation for
	Good Reason

	Change in Control	586,596	649,955

Yancey L. Spruill	Termination of	498,351	—
	Employment other
	than for Cause,
	Disability, or
	Death, or
	Resignation for
	Good Reason

	Change in Control	743,881	365,809

J. Alison Alfers	Termination of	401,153	—
	Employment other
	than for Cause,
	Disability, or
	Death, or
	Resignation for
	Good Reason

	Change in Control	584,480	257,076

1)
Represents the aggregate intrinsic value of the accelerated vesting of the named executive officer’s unvested, in the money stock options. The named executive officers’ unvested stock option holdings as of December 31, 2009 are set forth in the “Outstanding Equity Awards at Year-End 2009” table above.

2)
Represents the aggregate intrinsic value of the accelerated vesting of 100% of the restricted stock award. Ms. Smith’s unvested restricted stock holdings as of December 31, 2009 are set forth in the “Outstanding Equity Awards at Year-End 2009” table above.

Employee Benefit and Stock Plans
1999 Equity Incentive Plan
On February 16, 2000, our Board adopted our 1999 Plan. On December 12, 2000, our stockholders approved our 1999 Plan, pursuant to which qualified and nonqualified stock options to purchase shares of our stock or the stock itself may be issued to employees, officers, directors, and consultants.
A total of 2,000,000 shares of our common stock were authorized for issuance under the 1999 Plan. As of December 31, 2009, options to purchase a total of 748,143 shares of our common stock were issued and outstanding, and a total of 1,009,834 shares of our common stock had been issued upon the exercise of options granted under the 1999 Plan.
Options granted pursuant to the 1999 Plan are subject to certain terms and conditions as contained therein, have a ten-year term, generally vest over a four-year period, and are immediately exercisable.
In connection with a change in control, as defined under our 1999 Plan, any then unvested award outstanding under our 1999 Plan will become fully vested. Under our 1999 Plan, a “change in control” is defined generally as (i) the disposition of substantially all of our assets, (ii) a consolidation or merger into another company in which our stockholders immediately prior to the transaction own less than 50% of the voting power of the surviving entity or its parent immediately following the transaction, (iii) a merger in which we are the surviving corporation but our common stock is converted into other property, whether securities, cash, or otherwise, (iv) prior to an initial public offering, any transaction or series of transactions in which more than 50% of our voting power is transferred to another entity, or (v) after an initial public offering, acquisition by any person, group or entity of at least 30% of our voting power; provided, that in the case of the transactions described in clauses (ii) and (iii) above, the transaction will only be considered a change in control if our stockholders immediately prior to the transaction hold less than 50% of the surviving company or its parent or, if the transaction involves the issuance of securities of an affiliate company, such affiliate.
2007 Employee Stock Option Plan
On June 14, 2007, our Board adopted our 2007 Plan. On June 21, 2007, our stockholders approved our 2007 Plan, pursuant to which qualified and nonqualified stock options to purchase shares of our common stock, or grants of our common stock, may be issued to our employees, officers, directors and consultants.
A total of 5,000,000 shares of our common stock were authorized for issuance under the 2007 Plan. The plan provides for reservation of an additional 2% of such figure each year for issuance. As of December 31, 2009, options to purchase a total of 2,469,271 shares of our common stock were issued and outstanding, and 27,157 shares of our common stock had been issued upon the exercise of options granted under the 2007 Plan.

Upon a change in control, unless otherwise provided in the applicable award agreement, (i) 50% of then-outstanding unvested awards under the 2007 Plan held by each participant with one year of service will vest; and (ii) 25% of then-outstanding unvested awards under the 2007 Plan held by participants with less than one year of service will vest. In addition, in connection with a change in control, the Compensation Committee may in its discretion arrange for the substitution of awards, waive repurchase rights, provide for the cashing out of awards or the termination of awards. Under our 2007 Plan, a “change in control” is defined generally as (i) the acquisition of company securities representing 50% or more of the combined voting power of the Company; (ii) the consummation of a merger or consolidation of the Company into any other corporation unless our voting securities immediately before the transaction continue to represent at least 50% of the combined voting power of the Company or the surviving entity, and unless in connection with the transaction no person or entity becomes the beneficial owner of securities representing 50% or more of the combined voting power of our then-outstanding securities; (iii) our stockholders approval of an agreement for the sale of all or substantially all of our assets or (iv) our stockholders approval of a plan for liquidation or dissolution of the Company.
DIRECTOR COMPENSATION
The table below provides information concerning cash and other compensation paid to our independent non-employee directors who served during year 2009.

	Fees Earned or	Option	All Other
Name	Paid in Cash ($)	Awards ($)(3)	Compensation ($)	Total ($)

Paul M. Albert, Jr.	$78,000	$252,483	—	$330,483
General Howell M. Estes III	78,000	247,756	—	325,756
Warren C. Jenson	78,000	311,352	—	389,352
Judith A. McHale(1)	46,194	311,352	—	357,546
Nick S. Cyprus(2)	20,843	213,662	—	234,505
Alden Munson, Jr. (2)	10,826	199,351	—	210,177
James M. Whitehurst(2)	$10,826	$199,351	—	$210,177

(1)	Ms. McHale resigned from the Board of Directors of the Company on May 26, 2009. Therefore her fees earned were prorated for her time as a director.

(2)	These individuals were elected to the Board of Directors of the Company during 2009 and received prorated fees for the year.

(3)
Amounts represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the ASC Topic 718 calculations, see Note 8 to our consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of December 31, 2009, Mr. Albert held options to purchase 41,932 shares of our common stock, General Estes held options to purchase 33,984 shares of our common stock, Mr. Jenson held options to purchase 32,512 shares of our common stock, Mr. Cyprus held options to purchase 22,876 shares of our common stock, Mr. Munson held options to purchase 17,847 shares of our common stock, and Mr. Whitehurst held options to purchase 17,847 shares of our common stock.
Directors’ Compensation
During 2008, the head of our human resources function performed a competitive analysis of our Board of Directors’ compensation using data from publicly available filings as well as publicly available surveys. We retained Mercer (US) Inc., or Mercer, to provide information and advice regarding the competitiveness of our Board of Directors compensation. We discussed our analysis with consultants from Mercer, who provided comments and confirmed that our data was based on competitive companies.

Effective March 1, 2009, we pay to each of our non-employee directors:
•	an annual retainer of $30,000;
•	a fee of $3,750 for in-person attendance at each board meeting;
•	annual committee fees of $6,000 for each committee ($12,000 for committee chairs); and
•	annual equity awards having a value of $85,000 and an equity grant having a value of $170,000 upon joining our Board of Directors.
We also reimburse our directors for their travel costs and expenses relating to attendance at committee and board meetings. In addition, pursuant to the Company’s Director Education Policy, the Company will reimburse up to $5,000 per director per year for expenses incurred by a director in connection with attendance at certain approved continuing education programs. Approved programs include (i) industry specific conferences with programs that are addressing matters reasonably expected to affect the Company, (ii) professional continuing education programs related to professional certifications (e.g. CPA), and (iii) programs related to corporate governance or service on boards of directors. Other education programs may be approved on a case-by-case basis by the lead independent director and the Chairman of the Board.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We describe below transactions and series of similar transactions, since January 1, 2009, to which we were a party or will be a party other than compensation arrangements which are described under “Compensation Discussion and Analysis,” in which:
•	the amounts involved exceeded or will exceed $120,000; and
•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
Stockholders’ Agreement
We are a party to a stockholders’ agreement which provides, among other things, that certain holders of our common stock, including Morgan Stanley & Co. Incorporated, have the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.
Morgan Stanley & Co. Incorporated
In April 2009, we terminated one swap agreement with affiliate of Morgan Stanley & Co. Incorporated and an affiliate of Morgan Stanley & Co. Incorporated received $1.5 million in connection therewith.
In February 2008, we issued $40.0 million aggregate principal amount of senior subordinated notes, $20.0 million of which were issued to an affiliate of Morgan Stanley & Co. Incorporated. An affiliate of Morgan Stanley & Co. Incorporated was paid a fee of $0.1 million in connection with amendments to the senior subordinated notes in February 2009. An affiliate of Morgan Stanley & Co. Incorporated received approximately $24.4 million upon repayment of the senior subordinated notes in April 2009.
In April 2009, Morgan Stanley & Co. Incorporated earned a fee of $7.1 million in commissions as initial purchaser of our senior secured notes.

On April 28, 2009, we entered into an Investor Agreement with an affiliate of Morgan Stanley & Co. Incorporated. For so long as Morgan Stanley & Co. Incorporated or its affiliates continue to be the record and beneficial owner of shares representing 25% or more of our outstanding common stock, Morgan Stanley & Co. Incorporated or its affiliates will have the right to designate for nomination five of the nine nominees for our Board of Directors, at least three of whom must be independent under the NYSE rules. For so long as Morgan Stanley & Co. Incorporated or its affiliates continues to be the record and beneficial owner of shares representing less than 25% but 20% or more of our outstanding common stock, Morgan Stanley & Co. Incorporated or its affiliates will have the right to designate for nomination four members of the nine nominees for our Board of Directors, at least three of whom must be independent under the NYSE rules. For so long as Morgan Stanley & Co. Incorporated or its affiliates continues to be the record and beneficial owner of shares representing less than 20% but 15% or more of our outstanding common stock, Morgan Stanley & Co. Incorporated or its affiliates will have the right to designate for nomination three members of the nine nominees for our Board of Directors, all of whom must be independent under the NYSE rules. Our Board of Directors may determine, in good faith, not to nominate any of Morgan Stanley & Co. Incorporated or its affiliates designated nominees, if such nomination would constitute a breach of its fiduciary duties or applicable law or violate our amended and restated certificate of incorporation, by-laws, corporate governance guidelines or similar policies, or if such designated nominees are reasonably likely not to be independent, under NYSE rules. In addition, as long as Morgan Stanley & Co. Incorporated or its affiliates continue to be the record and beneficial owner of shares representing at least 15% of our outstanding common stock, at least one of Morgan Stanley & Co. Incorporated or its affiliates’ director nominees shall be appointed to each of our standing committees. At such time that Morgan Stanley & Co. Incorporated or its affiliates become the record and beneficial owner of shares representing less than 15% of our outstanding common stock, Morgan Stanley & Co. Incorporated or its affiliates will no longer have the right to designate for nomination any nominees for our Board of Directors. In the event of a change in the number of members of our Board of Directors, Morgan Stanley & Co. Incorporated or its affiliates will have the right to designate a proportional amount of the members of the nominees for our Board of Directors to most closely approximate the rights described above. If, however, the number of nominees for our Board of Directors designated for nomination by Morgan Stanley & Co. Incorporated or its affiliates is reduced as a result of a decrease in the record and beneficial ownership of shares of our common stock by Morgan Stanley & Co. Incorporated or its affiliates, any subsequent acquisition of shares of our common stock by Morgan Stanley & Co. Incorporated or its affiliates will not result in the right of Morgan Stanley & Co. Incorporated or its affiliates to designate for nomination additional nominees for our Board of Directors.
In May 2009, Morgan Stanley & Co. Incorporated served as an underwriter of our initial public offering and received compensation in the amount of $9.9 million and expense reimbursement in the amount of $0.3 million in connection with its services as such.
Beach Point Capital (Assignee of Post Advisory Group)
In February 2008, we issued $40.0 million aggregate principal amount of senior subordinated notes, $20.0 million of which are owned by funds and accounts managed by Beach Point Capital Management L.P., as assignee of Post Advisory Group LLC (“Beach Point Capital”), some of which are our stockholders. Those funds and accounts were paid a fee of $0.1 million in connection with amendments to the senior subordinated notes in February 2009. The funds and accounts managed by Beach Point Capital received an aggregate of approximately $24.4 million upon repayment of the senior subordinated notes in April 2009.
Hitachi, Ltd./Hitachi Software Engineering Company, Ltd.
Hitachi Software, an affiliate of Hitachi, one of our stockholders, has certain international distribution rights for our imagery products and is the exclusive distributor for our imagery products in Japan.
On January 28, 2005, we entered into a data distribution agreement with Hitachi Software which appoints Hitachi as a reseller of our products and services and authorized Hitachi to sell access time to our WorldView-2 satellite. We entered into a direct access facility purchase agreement with Hitachi Software on March 23, 2007. Under the direct access facility purchase agreement, we will construct and sell to Hitachi Software a direct access facility, which will allow a customer of Hitachi Software to directly access and task our WorldView-2 satellite. In 2009, we received $27 million from Hitachi Software under the data distribution and direct access facility purchase agreement. As of December 31, 2009, Hitachi Software has no remaining commitment to pay us upon the successful completion of certain milestones.
Under the data distribution agreement, Hitachi Software also earns commissions on sales of our products and services made into its territory and purchases our products and services for resale to others. This agreement expires in 2013. We currently estimate that we will be entitled to receive from Hitachi Software minimum payments of approximately $74.5 million over the life of the data distribution agreement. The direct access facility purchase agreement does not have a specified term.
Hitachi Software earned sales commissions of $1.7 million in 2009. Amounts owed to Hitachi Software totaled $.2 million at December 31, 2009.
Hitachi Software purchased approximately $5.9 million of our products and services in 2009. Amounts owed to us by Hitachi Software totaled $.8 million at December 31, 2009.

Review, Approval or Ratification of Related Party Transactions
The standing committees of our board of directors include the governance and nominating committee which will be responsible for reviewing all related person transactions that are required to be disclosed under the SEC rules and, when appropriate, initially authorize or ratify all such transactions in accordance with written policies and procedures established by the committee from time to time.
The policies and procedures provide that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the committee will consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with our code of business conduct and ethics. In addition, our audit committee reviews all related party transactions for which audit committee approval is required by applicable law or NYSE rules.
The policies described above were adopted upon consummation of our initial public offering, and as a result, the transactions described under “Certain Relationships and Related Party Transactions” were not reviewed under such polices.
DIRECTOR INDEPENDENCE
As required by our Corporate Governance Guidelines and Governance and Nominating Committee charter, our Board of Directors has determined that each of Paul M. Albert, Jr., Nick S. Cyprus, General Howell M. Estes III, Warren C. Jenson, Alden Munson Jr. and James M. Whitehurst is, and that Ms. McHale, prior to her resignation, was, an “independent director” as defined under the applicable rules and regulations of the SEC and the NYSE. A copy of our Corporate Governance Guidelines and Governance and Nominating Committee charter can be found on the Corporate Governance page of our website at http://investor.digitalglobe.com. There were no transactions, relationships or arrangements engaged in by these directors which we had to consider in making this determination.

PART IV
Item 15. Exhibits, Financial Statements Schedules

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 7, 2011

DIGITALGLOBE, INC.
By:	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer and Treasurer