Form 10-K
period 2010-12-31
DIGITALGLOBE INC
filed 2011-02-28
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File No. 001-34299
DIGITALGLOBE, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1420852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dry Creek Drive, Suite 260
Longmont, Colorado	80503
(Address of principal executive office)	(Zip Code)
(303) 684-4000
(Registrant’s telephone number, including area code)

Common Stock, par value $0.001 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $26.30 as reported by the New York Stock Exchange on June 30, 2010 was $826,162,056.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 25, 2011 (latest practicable date) was 46,051,665, shares.
Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

PAGE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

TRADEMARKS	3

PART I

ITEM 1. BUSINESS	4

ITEM 1A. RISK FACTORS	9

ITEM 1B. UNRESOLVED STAFF COMMENTS	18

ITEM 2. PROPERTIES	18

ITEM 3. LEGAL PROCEEDINGS	18

ITEM 4. REMOVED AND RESERVED	18

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19

ITEM 6. SELECTED FINANCIAL DATA	20

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	61

ITEM 9A. CONTROLS AND PROCEDURES	61

ITEM 9B. OTHER INFORMATION	61

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	62

ITEM 11. EXECUTIVE COMPENSATION	62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	62

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	62

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	62

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	62

Exhibit 10.7
Exhibit 10.8
Exhibit 10.11
Exhibit 10.15
Exhibit 10.16
Exhibit 10.25
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the loss or impairment of our satellites; delays in the construction and launch of WorldView-3; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.
TRADEMARKS
DigitalGlobe, Digitalglobe.com, GlobeXplorer, CitySphere, ImageBuilder, ImageConnect, PhotoMapper, Seconds On Orbit and SOO are our trademarks. Other names used in this annual report are for informational purposes only and may be trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the principal foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available; containing more than 1.3 billion square kilometers of imagery, with the capacity to add over 1.7 million square kilometers of imagery every day. Our collection capacity is approximately 630 million square kilometers per year.
Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports; for example, CitySphere, an ImageLibrary product, that features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.
Customers specify how they want the imagery content that they are purchasing from us to be produced. We deliver our satellite imagery content at three processing levels: (i) basic imagery with the least amount of processing; (ii) standard imagery with radiometric and geometric correction; and (iii) ortho-rectified imagery with radiometric, geometric, and topographic correction. Radiometric correction enables images to appear uniformly illuminated with the appropriate level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image. Topographic correction accounts for terrain and projects images onto the earth as they would be seen by the human eye. All of our purchased aerial imagery is delivered as ortho-rectified imagery.
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
Customers
We have two reportable segments: defense and intelligence, and commercial. In 2010, we generated 78.2% of our revenue from defense and intelligence customers and 21.8% and of our revenue from commercial customers.

Defense and Intelligence
Our single largest defense and intelligence customer is the U.S. government. The National Geospatial-Intelligence Agency (NGA) serves as the primary U.S. government procurement agency for geospatial information and purchases imagery products and services on behalf of various agencies within the U.S. government, including defense, intelligence and law enforcement agencies.
The ClearView agreement, executed in 2002, with NGA originally provided for minimum annual purchase commitments over four years. In January 2007, the ClearView Agreement was merged into the NextView Agreement.
In January 2008, we amended the NextView agreement from an image-based ordering agreement to a Service Level Agreement (SLA). Under the SLA, we were obligated to make substantially all the image tasking capacity of our WorldView-1 satellite available to NGA, as well as to meet certain service requirements related to the operational performance of our WorldView-1 satellite and related ground systems. The terms of the SLA provided for payment of $12.5 million per month, subject to the right of NGA to holdback an allowance of up to $0.8 million of the total $12.5 million monthly fee if certain performance criteria were not met, which NGA could use to extend the SLA period or apply to any new agreement between the parties. In June 2009, we signed an extension to the SLA through March 31, 2010 with an option for NGA to extend at the same level and on the same terms through December 31, 2010. In February 2010, we modified the SLA to allow NGA the option to extend the SLA on the same terms for three months from April 1, 2010 to June 30, 2010 with six additional options, each for a one month period, with the last option expiring in December 31, 2010. NGA exercised two monthly options under the NextView SLA through August 31, 2010.
On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract had an effective date of September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and annual federal budget approval and the right of NGA to terminate, modify or suspend the contract at any time.
The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. We are required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3, as well as certain other infrastructure improvements.
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. We have agreed to increase the image taking capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of a new satellite, WorldView-3. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA in the reporting period as a percentage of the total capacity estimated to be made available over the life of the EnhancedView contract. For the year ended December 31, 2010, we recognized approximately $50.2 million of revenue for imagery services under the EnhancedView SLA.
Based on the EnhancedView contract, and assuming all option years under the agreement are exercised and fully funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five though ten. Each month is subject to a holdback of up to 10% of the monthly cash payment, depending upon our performance against contractually defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash, however, those funds can be applied as a credit to future products and services or may be used to fund a pro-rated extension beyond the current contract period. For the performance period commencing upon the effective date of the September 1, 2010 through December 31, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback for the period.
In addition to the U.S. government, our other defense and intelligence customers include U.S. and foreign defense contractors, and certain foreign government defense, intelligence, and national security agencies. Our defense and intelligence customers use our products for many purposes, including but not limited to mapping, monitoring, threat assessment, disaster response and training. We sell to our defense and intelligence customers directly and through resellers. In 2010, defense and intelligence customers accounted for $252.1 million or 78.2% of our total revenue, of which NGA was 62.2% of total 2010 revenue.

Commercial
Our commercial business consists of both traditional and integrated information customers. Our traditional customers are primarily civil governments, and energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Our integrated information customers, including web portals, personal navigation service providers, wireless handheld device manufacturers, wireless service providers and video game manufacturers, use our content to enhance and expand other location-based information products and services that they develop and sell to the retail consumer market.
Our commercial customers are located throughout the world. We sell to these customers directly and through resellers. Our commercial revenue is generated both through purchases of our products and services on an as-needed basis and through multi-year contracts. In 2010, commercial revenue accounted for $70.1 million or 21.8% of our total revenue.
Satellite and Ground System Operations
Our business operations consist primarily of our satellite constellation, related satellite control ground stations, and our image processing facilities.
The following table summarizes the primary characteristics of the satellites in constellation in operation as of December 31, 2010:

	QuickBird	WorldView-1	WorldView-2
Best Ground Resolution	61-centimeters black and white 2.44-meter multi-spectral	50-centimeters black and white	46-centimeters black and white 1.84-meter multi-spectral

Annual Collection Capacity	69 million square kilometers	308 million square kilometers	252 million square kilometers

Revisit Time	2-3 days	1-2 days	1-2 days

Orbital Altitude	450 kilometers	496 kilometers	770 kilometers

Launch Date	October 2001	September 2007	October 2009

Original Estimated Design Life(1)	Q4 2006	Q4 2017	Q1 2018

Expected End of Operational Life(2)	Q2 2012	Q2 2018	Q1 2021

Original Satellite Cost	$174.4 million	$473.2 million	$463.2 million

Satellite Net Book Value	$6.8 million	$332.2 million	$421.1 million

(1)	The original design life is the minimum number of years, at a 75% probability, that a satellite is expected to operate based on our construction performance specifications.

(2)
Following actual launch, we determine a satellite’s expected operational life considering a calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational life of these satellites is affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels and other components, the projected levels of solar radiation, the durability of various satellite components and the orbits in which the satellite is placed. On an annual basis we evaluate the estimated lives of our satellites.

Satellite Insurance
As of December 31, 2010, we maintain the following insurance coverage on our satellites:

		Coverage
Satellite	Policy Period	(in millions)
QuickBird	10/2010 – 10/2011	$25.0
WorldView-1	9/2010 – 10/2011	250.0
WorldView-2	10/2010 – 10/2011	182.0
WorldView-2	10/2009 – 10/2012	68.0
The satellite insurance coverage will pay us in the event of a total loss of a satellite or will indemnify us for partial losses if the functional capacity of the satellite is significantly impaired due to anomalies with the satellite equipment or other events causing significant impairment.
We intend to continue this coverage to the extent it remains available at acceptable premiums. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching achieved full operational capability (FOC), are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized as part of the satellite are recorded as prepaid expenses and are amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.
Ground Station Centers and Image Processing Facilities
We have one ground station center located in Norway and two ground station centers located in Alaska. In addition, we have an agreement with Kongsberg Satellite Services (KSAT) to lease their ground station in Troll, Antarctica to supplement the data downlink capabilities of our other three stations. Each ground station center is strategically placed to maximize contact with our satellites on their orbital paths. QuickBird, WorldView-1 and WorldView-2 satellites currently each orbit the earth and communicate with one of our ground station centers, including Troll, approximately 15 times per day. Accordingly, tasking and data downloading occurs approximately every 90 minutes. Our image processing facility at our Longmont, Colorado headquarters houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery. Operational control of our satellites, and all data processing, storing and distribution, is managed exclusively from our facility in Longmont, Colorado.
Intellectual Property
We rely on licenses of certain intellectual property to conduct our business operations. Specifically, we license certain proprietary rights from third parties, such as BAE Systems Mission Solutions, Inc., Ball Aerospace and Technologies Corp., Harris Technical Services Corporation, MacDonald Dettwiler and Associates Ltd., Orbit Logic, and the University of New Brunswick, to enable us to operate our satellites, ground station centers, collection systems and other various components of our systems. In addition, we actively pursue internal development of intellectual property, and as of December 31, 2010, we held one U.S. patent and had two U.S. patent applications pending. As of December 31, 2010, we also held 15 U.S. trademark registrations, 43 foreign trademark registrations and three U.S. and 28 foreign pending trademark applications. Additional trademark registrations are pending.
Regulation
Operations
The satellite operations portion of our business is highly regulated. The Department of Commerce (DoC), pursuant to the 1992 Land Remote Sensing Policy Act, as amended, has the primary regulatory authority over our industry. The DoC delegated responsibility for satellite remote sensing operations to National Oceanic and Atmospheric Administration (NOAA). Each of our satellites is required to be individually licensed for operation by NOAA. We currently have licenses for our QuickBird, WorldView-1 and WorldView-2 satellites, which we refer to as the NOAA licenses. Our NOAA licenses require us to obtain prior approval from NOAA for any significant and substantial foreign agreements, and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. Our NOAA license for WorldView-2 requires that all data be resampled to a ground resolution of 0.50 meter black and white and 2.0 meter multispectral before it may be commercially distributed to customers other than the U.S. government or entities specifically approved by the U.S. government. In addition, the NOAA licenses allow the U.S. government to suspend our imaging activities in certain cases, if deemed necessary, for national security reasons. Provided we comply with the NOAA licenses, the NOAA licenses are valid for the operational life of the licensed satellite.

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
Sales
Satellite imagery does not require an export license in order to be sold internationally. The ability to sell certain imagery products and value added services may be subject to sanctions or embargoes imposed by the U.S. government against particular entities or individuals, against other countries or by foreign government regulation.
Sales of direct access to the satellites under our DAP program constitute significant and substantial foreign agreements under our NOAA license and require approval from NOAA under the terms of NOAA License. In addition, we or our suppliers must obtain an export license from the Department of Security (DoS) for the export of certain equipment and related technology necessary to enable DAP access. The ground station equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (ITAR). The approval process for these sales takes approximately two to three months, and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to required U.S. government approvals, the export of equipment from Canada by our DAP equipment supplier, MacDonald Dettwiler & Associated Ltd., is subject to Canadian export license requirements. Our DAP customers may also be required to obtain additional approvals from the government of the country in which the ground station is to be operated.
Ownership
We are obligated under our NOAA licenses to monitor and report increases in foreign ownership of common stock of the Company and any agreement for ownership of 20% or greater is subject to NOAA approval. We are also required to report common stock foreign ownership levels to the Defense Security Service (DSS) and to comply with certain rules and regulations to mitigate foreign influence as part of maintaining our facility security clearances. Our facility security clearance allows us to perform work on U.S. government classified contracts. A transfer to foreign ownership also could trigger other requirements including filings with, and review by, the Committee on Foreign Investment in the United States pursuant to the Exon-Florio provision. Depending on the country of origin and identity of foreign owners, other restrictions and requirements may also arise.
Backlog
The following table represents our backlog as of December 31, 2010:

	Backlog to be recognized
(in millions)	2011	Life of Contracts
EnhancedView SLA	$155.5	$2,749.8
DAP	38.4	152.6
Amortization of pre-FOC payments related to NextView	25.5	188.2
Other(1)	38.3	99.9

Total Backlog	$257.7	$3,190.5

(1)
Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from U.S. and International D&I and Commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten year term of the EnhancedView contract; amounts committed under DAP agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. The EnhancedView contract is structured as a ten year term, inclusive of nine annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the nine option years, we include the full ten year term in backlog, because we believe it is NGA’s intention to exercise the nine subsequent option years, subject only to annual appropriation of fund and federal budget process.
The pre-FOC balance will be recognized over the 10.5 years from the launch of WorldView-1. We recognize it ratably over the estimated satellite life, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

Competition
We compete against various private companies, as well as foreign state-sponsored entities that provide satellite and aerial imagery and related products and services to the commercial market. Our major existing and potential competitors for high resolution satellite imagery include GeoEye, Astrium Geo-Information Services (formerly SPOT Image), ImageSat International N.Y. and the National Remote Sensing Agency, Department of Space (Government of India), plus numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. Most of these companies offer high-resolution imagery commercially from their archives of imagery in competition with our ImageLibrary. In addition, we compete against aerial providers of high-resolution imagery. Aerial imagery provides certain benefits over satellite-based imagery, most notably better resolution. We compete on the basis of:
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
Employees
As of December 31, 2010, we employed 629 full-time employees worldwide.
We currently do not have any collective bargaining agreements with our employees.
Company History
We were originally incorporated as EarthWatch, Incorporated on September 30, 1994 under the laws of the State of Colorado and reincorporated in the State of Delaware on August 21, 1995. We commenced development stage operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation. On August 22, 2002, we changed our name to DigitalGlobe, Inc. On January 4, 2007, we acquired GlobeXplorer, Inc., a producer and integrator of digital earth imagery and vector data, and AirPhoto USA, an aerial imagery provider, for a total purchase price of $21.3 million.
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
Risks
Our business is subject to many risks. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related To Our Business
The Loss or Reduction in Scope of Any One of Our Primary Contracts will Materially Reduce Our Revenue. The Majority of Our Revenue is Currently Derived from a Single Contract with a U.S. Government Agency that can be Terminated at Any Time.
Approximately 78.2% of our revenue for the year ended December 31, 2010 was derived from our top five customers, including NGA, which accounted for approximately 62.2% of our revenue for the year ended December 31, 2010. These contracts may be terminated in the future, or may not be renewed or extended, and the loss of any one of these customers would materially reduce our revenue.
Our contracts with U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various agencies. Under the EnhancedView SLA, we are obligated to make a portion of the image tasking capacity of the WorldView constellation available to NGA, including specified priority access rights. On average, NGA will have access to approximately 50% of the WorldView constellation until August 31, 2014, increasing to approximately 60% of the WorldView constellation, to include WorldView-3 after launch and commissioning, from September 1, 2014 to August 31, 2020. To support requirements under the contract, we have begun the procurement and construction of our next satellite, WorldView-3 and have begun expansion of our global network of regional ground terminals. In addition, we expect to lower the altitude of WorldView-2 from its current altitude of 770 km to an altitude of 680 km in September 2011 and NGA has the option to require us to further lower the altitude of WorldView-2 to 496 km at any time after September 1, 2013, subject to receipt of all required regulatory approvals. The lowering of the orbital altitude will result in a decrease in the amount of square kilometers collected by WorldView-2. While we believe the decrease in collection capability will be offset by improved data capture capabilities on the ground resulting from planned expansion to our ground terminal network there can be no assurance that our current collection capability will be maintained. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView contract could result in a breach of our contract with NGA. A breach of our contract with NGA or reduction in service to our other clients could have a material adverse effect on our business, financial condition and results of operations.
In addition, NGA can terminate or suspend our contracts, including EnhancedView, at any time with or without cause. Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and the federal budget process, and as a result, NGA may not continue to fund these contracts at current or anticipated levels. In addition, a delay in the completion of the budget process of the U.S. government could have an adverse impact on the timing and amount of appropriations. If NGA terminates, significantly reduces in scope or suspends any of its contracts with us or changes its policies, priorities, or funding levels, or the budget process is delayed these actions would have a material and adverse effect on our business, financial condition and results of operations.
In addition, any failure by the U.S. Congress to resolve the current budget impasse resulting in the U.S. Government continuing to operate under continuing resolution for the balance of fiscal year 2011 or shutting down could have a material adverse effect on our U.S. Government business.
Any program delays encountered in implementing the infrastructure enhancements required to support the EnhancedView contract, or in the construction, launch and operational commissioning of our WorldView-3 satellite, may affect our ability to meet our obligations under the EnhancedView contract resulting in reduction in scope or termination of the contract, and may otherwise require us to increase our reliance on our existing satellites to meet our business needs, which could have a materially adverse effect on our business, financial condition and results of operations.
Under the EnhancedView contract we are obligated to meet certain capacity and timeliness of delivery requirements. To meet these requirements, we are expanding our network of ground terminals around the world. We expect to add a total of seven new ground terminals with all installations being complete by September 2012. Any delay in bringing one or more ground terminals on-line may impact our ability to provide the capacity and meet delivery timelines required under the EnhancedView contract. In addition, delays may reduce the overall capacity available to service our non-NGA customers following any lowering of WorldView-2.
To support requirements under the EnhancedView contract, we have contracted for and started manufacture of our WorldView-3 satellite. We expect to launch WorldView-3 in the second half of 2014. The manufacturing, testing and launch of satellites involve complex processes and technology and we rely on third party contractors for the manufacturing, testing and launch of our satellites, including WorldView-3. Many factors, including, but not limited to, availability of parts, subcontractor and supplier delays and anomalies discovered during testing, may result in significant delays to the WorldView-3 program. In addition, we have not yet contracted for the launch of WorldView-3. Launch dates, once scheduled, are subject to change and may be materially delayed for reasons beyond our control, including intervening launch failures of other satellites, reduced availability of launch facilities and support crew, and preemption by certain government launches. After launch, the satellite must be calibrated and tested to confirm operational capability, a commissioning process that typically takes several months. The satellite may not pass the operational commissioning tests or may not otherwise operate as required. For example, satellites may experience technical difficulties communicating with the ground station center or collecting imagery in the same quality or volume that was intended. The failure to construct and launch WorldView-3 on time or to achieve operational commissioning on time or at all could affect our ability to meet our obligations under the EnhancedView contract and may otherwise limit the anticipated volume of imagery products and services available to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

Breach of Our System Security Measures could Result in Interruption, Delay or Suspension of Our Ability to Provide Our Products and Services, and Could Result in Loss of Current and Future Business, Including Our U.S. Government Contracts.
Breach of our system security could materially adversely affect our business. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our ImageLibrary. In addition, our business is becoming increasingly web-based, allowing our customers to access and take delivery of imagery from our ImageLibrary over the Internet. From time to time we have experienced computer virus and other forms of third party attacks on our systems that, to date, have not had a material adverse affect on our business. We cannot assure you, however, that future attacks will not materially adversely affect our business.
Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third party access, or other problems caused by third parties, which could lead to interruptions, delays or suspension of our operations, loss of imagery from our ImageLibrary, as well as the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties including attempting to gain unauthorized access to information or systems — commonly known as “cracking” or “hacking,” could also potentially jeopardize the overall security of our systems, and could deter certain customers from doing business with us. In addition, a security breach that involved classified or other sensitive government information, or certain controlled technical information, could subject us to civil or criminal penalties, and could result in loss of our government contracts, loss of access to classified information, loss of export privileges, or debarment as a government contractor.
Because the techniques used to obtain unauthorized access, or to otherwise infect or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries within which we do business.
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
Approximately 52.9% of our revenue is generated from our ImageLibrary, excluding the EnhancedView SLA. Our operations depend upon our ability to maintain and protect our earth imagery content and our ImageLibrary against damage that may be caused by fire and other natural disasters, power failures, telecommunications failures, terrorist attacks, unauthorized intrusion, computer viruses, equipment malfunction or inadequacy, firewall breach or other events. The satellite imagery content we collect is downloaded directly to our Longmont, Colorado facility and then stored in our ImageLibrary for sale to customers. Our aerial imagery is collected and processed by our aerial suppliers and then delivered to us to be uploaded to our ImageLibrary. We back up our imagery and permanently store it with a third party data storage provider. Notwithstanding precautions we have taken to protect our ImageLibrary, there can be no assurance that a natural disaster or other event would not result in a prolonged interruption in our ability to provide access to or deliver imagery from our ImageLibrary to our clients. The temporary or permanent loss or disruption of access to our ImageLibrary could impair our ability to supply current and future customers with imagery content, have a negative impact on our revenue and cause harm to our reputation. Any impairment in our ability to supply our customers with imagery content could affect our ability to retain or attract customers, which would have a material adverse effect on our business, financial condition and results of operations.
The market may not accept our imagery products and services. You should not rely upon our historic growth rates as an indicator of future growth.
Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenue from sales of imagery products and services produced from our QuickBird, WorldView-1, WorldView-2, and planned WorldView-3, satellites and other imagery content sources. The commercial sale of high-resolution earth imagery and related products and services is a relatively new industry. Consequently, it is difficult to predict the ultimate size of the market and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.
We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution earth imagery and related products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price, and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our products and services, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations.
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
Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have. Our major existing competitors include GeoEye, Astrium Geo-Information Services, ImageSat International N.V. and the National Remote Sensing Agency, Department of Space (Government of India), plus numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. In addition, we compete against aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution. The value of our imagery may also be diluted by earth imagery that is available free of charge.

The U.S. government and foreign governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.
Astrium Geo-Information Services has announced plans to launch high-resolution satellites, one in late 2011 and the other in mid 2012. In addition, they have begun construction of two new satellites, which are scheduled to be launched in 2014. In addition GeoEye has commenced plans to launch Geoeye-2 in 2012-2013 timeframe. Our competitors, including GeoEye and Astrium Geo-Information Services, or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. From time to time, we have experienced decreases in the average sales prices of some of our products and services. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.
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
Approvals. Our business requires licenses from the DoC, through NOAA. Under our NOAA licenses, the U.S. government reserves the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. In addition, NOAA has the right to review and approve the terms of certain of our agreements with international customers, including our DAP customers. We currently have the necessary approvals for our existing international customers. However, such reviews in the future could delay or prohibit us from executing new international agreements. The inability to get approvals for DAP customers could materially affect our ability to establish and grow our DAP business. In addition, should we not get approvals in a timely manner our products and services may not be competitive.
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
FCC Approvals. Our operation of satellites and ground station centers also requires licenses from the FCC. The FCC regulates the construction, launch and operation of our satellites, the use of satellite frequency spectrum and the licensing of our ground station centers located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. The current licenses of our satellites expire in 2012 and those of our ground station centers expire in 2019 and 2021. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse affect on our ability to generate revenue and conduct our business as currently expected. In addition, we must apply for and receive a license for our WorldView-3 satellite. Failure to receive the required FCC license for WorldView-3 could have a material adverse effect on our ability to meet our obligations under the EnhancedView contract.

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
We depend on third parties to provide us with aerial imagery. If we are unable to obtain aerial imagery at sufficient resolution, quality, or on commercially reasonable terms, our ability to supplement our content library may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We do not own planes or other similar aircraft and therefore depend on a network of aerial imagery suppliers to provide us with aerial imagery to include in our ImageLibrary. The imagery must meet certain quality specifications, including resolution requirements, to allow it to be used by us in products and services we sell to our customers. Aerial imagery is collected and processed by our aerial suppliers and then delivered to us to be uploaded into our ImageLibrary. If our aerial imagery suppliers are unable to meet quality specifications or delivery time lines, the comprehensiveness and currency of our ImageLibrary could be diminished or become compromised. In addition, any inability to reach mutually acceptable commercial arrangements with our current aerial suppliers, or find new aerial providers to supply us with aerial imagery on commercially reasonable terms, could result in our inability to maintain or expand our customer base or to bring to market certain products, which could have a material adverse effect on our business, financial condition and results of operations.
Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets, which could adversely affect our revenue.
In 2010, approximately 29.3% of our revenue was derived from international sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as:
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
Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical, sales, marketing and managerial personnel. The loss of one or more of our senior executive officers could result in the loss of knowledge, experience and technical expertise within the satellite imagery sector, which would be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the commercial high-resolution earth imagery industry is intense. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.
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
We anticipate using funds generated from operations to fund the construction and launch of any future satellites, including WorldView-3. If we do not generate sufficient funds from operations, we may need to obtain additional financing from outside sources to deploy any future satellites, including WorldView-3. If we do not generate sufficient funds from operations and cannot obtain financing, we will not be able to deploy any future satellites, including WorldView-3, or be able to replace any of our operating satellites at the end of their operational lives. We cannot assure you that we will be able to generate sufficient funds from operations or raise additional capital on favorable terms or on a timely basis, if at all, to develop or deploy additional high-resolution satellites.
Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.
As of December 31, 2010, we maintain the following insurance coverage on our satellite constellations:

		Coverage
Satellite	Policy Period	(in millions)
QuickBird	10/2010 – 10/2011	$25.0
WorldView-1	9/2010 – 10/2011	250.0
WorldView-2	10/2010 – 10/2011	182.0
WorldView-2	10/2009 – 10/2012	68.0

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
As of December 31, 2010, our total indebtedness was $355.0 million. Our balance, $346.1 million, net of discounts of $8.9 million represented 40.9% of our total capitalization. Our substantial amount of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have several consequences, including:
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

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NYSE and traded under the symbol “DGI” since our initial public offering (IPO) in May 2009. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for the Company’s common stock.

	High	Low	Last Sale
2010
Fourth Quarter	$32.95	$28.71	$31.71
Third Quarter	32.46	25.13	30.40
Second Quarter	28.80	24.66	26.30
First Quarter	28.23	21.69	27.95
2009
Fourth Quarter	$26.02	$21.08	$24.20
Third Quarter	22.84	17.10	22.37
Second Quarter (since May 14, 2009 IPO)	25.00	16.95	19.20
At February 25, 2011, there were approximately 244 record holders of our common stock. This figure does not reflect beneficial ownership of shares held in nominee/street name.
The graph below compares the percentage change in DigitalGlobe’s cumulative total shareholder return on its common stock with the cumulative total return of the S&P Composite 500 Stock Index, GeoEye Inc., and the Russell 2000 for the period from the IPO date, May 14, 2009 through December 31, 2010. It assumes $100 was invested on May 14, 2009 and that dividends have been reinvested.

Total Return Analysis	5/14/2009	12/31/2009	12/31/2010
DigitalGlobe, Inc.	$100.00	$127.37	$166.89
GeoEye	100.00	112.83	171.55
Russell 2000	100.00	131.28	166.53
S&P 500	100.00	126.75	145.84
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

Use of Proceeds
On May 13, 2009, our registration statement (File No. 333-150235) was declared effective for our IPO, pursuant to which we sold 1,366,256 shares of our common stock.
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
The selected consolidated financial information set forth below for each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this report.
Summary Financial Data

	Year Ended December 31,
	2006	2007(1)	2008	2009	2010
	(in millions, except per share data)
Revenue	$106.8	$151.7	$275.2	$281.9	$322.2
Income before income taxes	9.9	37.9	91.9	78.4	9.5
Net income	9.2	95.8	53.8	47.4	4.1
Earnings per share:
Basic	$0.24	$2.21	$1.24	$1.07	$0.09
Diluted	$0.24	$2.18	$1.22	$1.06	$0.09
Total assets	759.3	907.5	980.2	1,140.5	1,266.3
Long-term debt	230.0	230.0	274.6	343.5	346.1
Stockholders’ equity	234.9	344.6	402.3	479.5	500.3
Adjusted EBITDA(2)	$55.1	$80.0	$149.3	$143.9	182.4

(1)	The 2007 results include the operations for GlobeXplorer LLC, or GlobeXplorer, subsequent to the acquisition that occurred in January 2007.

(2)
Adjusted EBITDA is defined as net income or loss adjusted for depreciation and amortization, net interest income or expense, income tax expense (benefit), loss on disposal of assets, restructuring, loss on early extinguishment of debt, loss on derivative instrument, non-cash stock compensation expense, EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA and amortization of pre-FOC payments related to NextView. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.

Adjusted EBITDA is not a recognized term under generally accepted accounting principles, or GAAP, in the United States and may not be defined similarly by other companies. Adjusted EBITDA should not be considered an alternative to net income, as an indication of financial performance, or as an alternative to cash flow from operations as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.
Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is also a key driver of the company-wide bonus incentive plan. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA, and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.
We believe that the elimination of material non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these items in combination with the addition of the nonrefundable EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA, as well as the elimination of amortization of pre-FOC payments related to NextView facilitate comparison of our operating performance to companies in our industry. We believe this Adjusted EBITDA measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-l and WorldView-2 satellites, Current depreciation expense is not indicative of the revenue generating potential of the satellite.

Adjusted EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes non-cash stock compensation expense, because these items are non-cash expenses and loss on derivative instrument and disposal of assets because these are not related to our primary operations.
We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

(in millions, except per share data)	2006	2007	2008	2009	2010
Net income	$9.2	$95.8	$53.8	$47.4	$4.1
Depreciation and amortization	46.0	46.8	75.7	74.4	118.9
Interest (income) expense, net	(3.1)	(4.1)	3.0	(0.1)	39.6
Loss on disposal of assets	0.1	—	—	—	—
Loss on derivative instrument	—	—	—	1.8	—
Loss from early extinguishment of debt	—	—	—	7.7	—
Income tax expense (benefit)	0.7	(57.9)	38.1	31.0	5.4
Non-cash stock compensation expense	2.2	2.6	4.2	7.2	6.8
EnhancedView deferred revenue	—	—	—	—	24.8
EnhancedView outstanding invoices not yet paid by NGA	—	—	—	—	8.3

Amortization of pre-FOC payment related to NextView	—	(3.2)	(25.5)	(25.5)	(25.5)

Adjusted EBITDA	$55.1	$80.0	$149.3	$143.9	$182.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available; containing more than 1.3 billion square kilometers of imagery, with new imagery added every day. With the addition of our WorldView-2 satellite, which achieved full operational capacity (FOC) on January 4, 2010, our collection capacity has expanded to approximately 630 million square kilometers per year.
Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example CitySphere, an ImageLibrary product, features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.
Customers specify how they want the imagery content that they are purchasing from us to be produced. We deliver our satellite imagery content at three processing levels: (i) basic imagery with the least amount of processing; (ii) standard imagery with radiometric and geometric correction; and (iii) ortho-rectified imagery with radiometric, geometric, and topographic correction. Radiometric correction enables images to appear uniformly illuminated with the right level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image. Topographic correction accounts for terrain and projects images onto the earth as they would be seen by the human eye. All of our aerial imagery is delivered as ortho-rectified imagery.

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
On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract, (EnhancedView SLA) has an effective date of September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the federal budget process, and the right of NGA to terminate or suspend the contract at any time.
The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract assuming NGA exercises all of its options and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3 as well as certain other infrastructure improvements.
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. Our WorldView-3 satellite is expected to be ready for launch in the second half of 2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. Commencing in September 2010, we recognized approximately $12.5 million of revenue monthly through December 31, 2010, under the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by WorldView-3 satellite and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 satellite becomes operational, we anticipate a material increase in revenue once WorldView-3 satellite reaches FOC.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five though ten. Each month is subject to a holdback, up to 10% of the monthly payment scheduled, depending upon the Company’s performance against pre-defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash, however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. From September 1, 2010 to December 31, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback applied for the period.
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

	Year ended December 31,
($ in millions)	2008	2009	2010
Revenue
Defense and intelligence	$222.4	$231.0	$252.1
Commercial	52.8	50.9	70.1

Total Revenue	$275.2	$281.9	$322.2

Revenue as a percent of total
Defense and intelligence	80.8%	81.9%	78.2%
Commercial	19.2	18.1	21.8

Total Revenue	100.0%	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	Year ended December 31,
(in millions)	2008	2009	2010
Revenue
U.S.	$228.0	$232.7	$227.8
Foreign	47.2	49.2	94.4

Total Revenue	$275.2	$281.9	$322.2

Defense and Intelligence Revenue
Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. government, including the military commands and other government agencies. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services to our imagery to deliver a final end product to a customer.
Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. We sell to our defense and intelligence customers both directly and through resellers.
By the second half of 2010, we commissioned all four of our DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. Only one DAP customer had been commissioned in 2009. We earn revenue based on facility and maintenance amortization and access minute fees. We do not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites.
The costs associated with the DAP’s are deferred until the commencement of operations, and are being amortized to cost of revenue associated with the DAP. We amortize the cost of each facility ratably over the customer relationship period (assumed to be the life of the WorldView-2 satellite, or currently through the first quarter of 2021).

	Year ended December 31,
(in millions)	2008	2009	2010
Defense and intelligence revenue
U.S. and Canada revenue
NGA SLA	$147.9	$150.6	$150.3
Other revenue and value added services	33.6	38.2	29.7
Amortization of pre-FOC payments related to NextView	25.5	25.5	25.5

Total U.S. and Canada revenue	$207.0	$214.3	$205.5

International revenue, excluding Canada	$15.4	$16.1	$12.2
DAP revenue	—	0.6	34.4

Total international revenue, excluding Canada	$15.4	$16.7	$46.6

Total defense and intelligence revenue	$222.4	$231.0	$252.1

Revenue as a Percent of Total
U.S. and Canada	93.1%	92.8%	81.5%
International, excluding Canada	6.9%	7.2%	18.5%

	100.0%	100.0%	100.0%
Reseller and Direct Sales
Direct Sales	96.8%	96.7%	98.2%
Resellers	3.2%	3.3%	1.8%

	100.0%	100.0%	100.0%
Commercial Revenue
Our commercial business consists of both traditional customers, primarily civil governments agencies, and energy, telecommunications, utility and agricultural companies that use our content for mapping, monitoring, analysis and planning activities. Commercial business also includes customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market. We call this second type of customer an integrated information customer. The Company has defined Americas to include North America, South America and Central America and international revenue to include all revenue outside of the Americas.
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

For the twelve months ended December 31, 2010, we generated approximately 29.1% of our commercial revenue from paid tasking and 70.9% from our ImageLibrary.
For the year ended December 31, 2009 and 2010, our top five commercial customers accounted for 56.1% and 46.3% of our commercial revenue. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

	Year ended December 31,
	2008	2009	2010
Commercial Revenue
Americas	$27.6	$23.6	$29.8
International	25.2	27.3	40.3

Total commercial revenue	$52.8	$50.9	$70.1

Revenue as a Percent of Total
Americas revenue	52.3%	46.4%	42.5%
International revenue	47.7%	53.6%	57.5%

Reseller and Direct Sales
Direct sales	41.4%	43.4%	42.4%
Resellers	58.6%	56.6%	57.6%
Expenses
Most of our revenue is generated by the sale of products and services comprised of imagery from our QuickBird, WorldView-1 and WorldView-2 satellites. Given that most of the operating costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite, there is no significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. Costs of acquiring aerial imagery from third-parties are capitalized and amortized on an accelerated basis as a cost of revenue.
Our selling, general and administrative expenses consist primarily of labor, benefits, travel, rent, insurance, utilities and related overhead costs, third-party consultant payments, sales commissions and marketing expenses. Our total selling, general and administrative expenses have been increasing in recent years, and we expect the increase in costs to continue, as we expand our sales and administrative resources to enable our revenue growth and increase capacity for product sales and distribution.
The increase in selling, general and administrative expenses may be offset in future years by the capitalization of labor costs incurred in the development of new assets, especially during the construction of a new satellite. With the initiation of WorldView-3 satellite and other capital investments related to the EnhancedView program, we anticipate we will be capitalizing increasing amounts of direct labor costs that are associated with the development of these programs.
Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets. On January 4, 2010, when the WorldView-2 satellite reached FOC, we began depreciating this asset at a rate of approximately $10.5 million each quarter.
Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2009, all interest incurred was capitalized to our WorldView-2 satellite and other assets under construction. With the successful commissioning of WorldView-2, the total capitalized interest amount was significantly smaller in 2010, increasing our interest expense.
Based on our capitalization policies, we expect our future interest expense to decrease due to capitalization of these costs to the construction of our WorldView-3 satellite and other infrastructure. The costs of our satellites include capitalized interest costs incurred during the construction and development period of the satellite. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in their construction.

Results of Operations
For the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following tables summarize our historical results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009, and our expenses as a percentage of revenue for the periods indicated:

	Year Ended December 31,		Change
(in millions)	2009	2010	$	Percent
Historical results of operations:
Defense and intelligence revenue	$231.0	$252.1	$21.1	9.1%
Commercial revenue	50.9	70.1	19.2	37.7

Total revenue	281.9	322.2	40.3	14.3
Cost of revenue excluding depreciation and amortization	31.1	41.7	10.6	34.1
Selling, general and administrative	88.6	112.5	23.9	27.0
Depreciation and amortization	74.4	118.9	44.5	59.8

Income from operations	87.8	49.1	(38.7)	(44.1)
Loss from early extinguishment of debt	(7.7)	—	7.7	(100.0)
Loss on derivative instruments	(1.8)	—	1.8	(100.0)
Interest income (expense), net	0.1	(39.6)	(39.7)	*

Income before income taxes	78.4	9.5	(68.9)	(87.9)
Income tax expense	(31.0)	(5.4)	(25.6)	(82.6)

Net income	$47.4	$4.1	$(43.3)	(91.4)%

*	Not meaningful

	Year Ended December 31,
	2009	2010
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	11.0	12.9
Selling, general and administrative	31.4	34.9
Depreciation and amortization	26.4	36.9

Income from operations	31.2	15.3
Loss from early extinguishment of debt	(2.7)	—
Loss on derivative instruments	(0.6)	—
Interest income (expense), net	—	12.3

Income before income taxes	27.9	3.0
Income tax expense	(11.0)	1.7

Net income	16.9%	1.3%

Total revenue increased $40.3 million, or 14.3%, to $322.2 million in 2010 as compared to $281.9 million in 2009. The $21.1 million, or 9.1%, increase in defense and intelligence revenue was due primarily to DAP customers, who received access time to WorldView-1 and/or WorldView-2 through direct access facilities in the second half of 2010 that were not operational in 2009. The $19.2 million, or 37.7%, increase in commercial revenue was driven by growth from consumer customers in Europe and the Americas and reseller business worldwide.
The $10.6 million increase in cost of revenue is primarily attributable to $5.3 million of amortization of deferred contract costs arising from the construction of the DAP facilities and the costs associated with maintenance and a $3.9 million increase in subcontracting costs. The cost of revenue increase also includes a $2.7 million increase in labor related costs, primarily driven by headcount growth as well as the cost of employee labor which had previously been capitalized as part of the WorldView-2 development, but which has now been reallocated to other operating functions within the Company. These increases were offset by a $1.5 million decrease in amortization of the purchased aerial imagery library. In 2010, cost of revenue as a percentage of revenue was 12.9%, a 1.9% increase from 11.0% in 2009.
The $23.9 million increase in selling, general and administrative costs is attributable to a $10.5 million increase in labor-related costs, primarily driven by headcount growth as well as expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development. Other increases in selling, general and administrative costs include an increase of $6.6 million from costs related to insuring WorldView-2, an increase of $6.0 million in consulting costs, a $1.9 million increase in bonus expense due to increased headcount and a $1.7 million increase in legal and accounting services. These increases were offset by a $1.4 million decrease in stock compensation expense, a $1.0 million decrease in bad debt expense and a $1.1 million decrease in third party commission expense. In 2010 selling, general and administrative costs as a percentage of revenue were 34.9%, a 3.5% increase from 31.4% in 2009.

Depreciation and amortization increased by $44.5 million, or 59.8%, as compared to 2009, primarily due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.5 million per quarter.
Interest expense, net was $39.6 million, an increase from 2009 due to the commissioning of the WorldView-2 satellite on January 4, 2010, which resulted in the expensing of substantially all of the interest on our debt during 2010. Approximately six percent of our interest was capitalized on capital projects during 2010. During the third quarter of 2010, the Company started the construction of the WorldView-3 satellite, thus we expect our capital expenditures to increase in future reporting periods, resulting in more of our interest being capitalized.
The decrease in income tax is primarily due to a decrease in pre-tax income. For the year ended December 31, 2010, we had an effective overall tax rate of 56.4%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock-based compensation.
For the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
The following tables summarize our historical results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 and our expenses as a percentage of revenue for the periods indicated:

	Year Ended December 31,		Change
(in millions)	2008	2009	$	Percent
Historical results of operations:
Defense and intelligence revenue	$222.4	$231.0	$8.6	3.9%
Commercial revenue	52.8	50.9	(1.9)	(3.6)

Total revenue	275.2	281.9	6.7	2.4
Cost of revenue excluding depreciation and amortization	28.5	31.1	2.6	9.1
Selling, general and administrative	76.1	88.6	12.5	16.4
Depreciation and amortization	75.7	74.4	(1.3)	(1.7)

Income from operations	94.9	87.8	(7.1)	(7.5)
Loss from early extinguishment of debt	—	(7.7)	(7.7)	*
Loss on derivative instruments	—	(1.8)	(1.8)	*
Interest income (expense), net	(3.0)	0.1	3.1	*

Income before income taxes	91.9	78.4	(13.5)	(14.7)
Income tax expense	(38.1)	(31.0)	7.1	18.6

Net income	$53.8	$47.4	(6.4)	(11.9)%

*	Not Meaningful

	Year Ended December 31,
	2008	2009
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	10.4	11.0
Selling, general and administrative	27.7	31.4
Depreciation and amortization	27.4	26.4

Income from operations	34.5	31.2
Loss from early extinguishment of debt	—	(2.7)
Loss on derivative instruments	—	(0.6)
Interest income (expense), net	(1.1)	—

Income before income taxes	33.4	27.9
Income tax expense	(13.8)	(11.0)

Net income	19.6%	16.9%

The Company continued to experience overall growth in revenue year over year through the continued strength of the domestic defense and intelligence revenue. NGA value added projects primarily related to web services and 3D imagery produced growth of $6.7 million. Projects and orders under the SLA increased by $1.3 million in 2009. The growth in NGA related revenue was offset by a $0.7 million decrease in revenue from state and local government agencies, primarily due to the weakened economy and cutbacks in spending at the state and local government level. International defense and intelligence revenue increased $1.3 million in 2009 due to growth within Europe with existing customers. In the fourth quarter of 2009, one of our DAP customer facilities became operational, and we recognized revenue by providing access to our WorldView-1 satellite.

Commercial revenue in the Americas had a decrease of $4.0 million. This decline was a result of reduced volume of orders from our reseller network in North and South America. International commercial revenue increased by $2.1 million in 2009 as a result of growth in revenue from Japan and Asia.
We invested in our people and infrastructure, leading to an increase in both cost of revenue and selling, general and administrative costs in absolute terms and as a percent of our total revenue.
Increases in cost of revenue were realized due to increases in production, satellite operations and information technology costs. The $2.6 million increase in expenses is primarily attributable to $1.1 million increase in the amortization of purchased aerial imagery, $0.8 million increase in expenses resulting from operating equipment and facilities costs, and $0.5 million in increased labor costs, including stock compensation and bonus accrual. Cost of revenue grew 0.6% as a percentage of revenue in 2009.
The $12.5 million increase in selling, general and administrative costs was attributable to $7.4 million in labor, travel and related benefit costs, $3.0 million increase in stock compensation as a result of a grant given at the time of the IPO and stock option grants for new board members, $1.5 million sales commissions to third party consultants, $0.7 million related to software licenses and hardware costs, and $0.6 million increase in bad debt. These increases were offset by a decrease in consulting and professional services of $1.8 million. Sales, general and administrative expenses increased 3.7% as a percentage of revenue.
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
The change from interest expense to interest income is primarily due to all interest expense being capitalized in 2009. Our total costs incurred on WorldView-2 exceeded our outstanding debt, whereas only a portion of our interest was capitalized in 2008 based on our spending level on the satellite and other projects. Upon operational commissioning of WorldView-2, most of our interest was no longer capitalized.
The decrease in income tax expense is primarily due to a decrease in pre-tax income. In addition, in the second quarter of 2008 we made an out-of-period adjustment, which resulted in an increase in income tax expense of $1.4 million. In connection with the preparation of the second quarter income tax provision and the 2007 federal income tax return, we became aware of certain adjustments that should have been made to release the valuation allowance that was recorded in the fourth quarter of 2007. The net operating loss carry forward recorded as a deferred tax asset as of December 31, 2007, and related income tax benefit for the year ended December 31, 2007 should have been reduced by $1.4 million, due to tax basis and related tax depreciation differences.
Assets
The Company’s total assets increased $125.8 million in 2010, as compared to 2009, primarily as a result of an increase in cash, deferred taxes and deferred contract costs. The Company’s cash balance increased $82.3 million due to cash flows from operations and reflecting lower expenditures related to construction in progress due to the commissioning of the WorldView-2 satellite during the first quarter of 2010 and not starting construction on the WorldView-3 satellite until late in the third quarter of 2010. We anticipate that our cash balance will decrease due to the commencement of capital expenditures related to the WorldView-3 satellite and other infrastructure projects. Deferred tax assets increased $61.0 million for the year 2010. This is due to the award of the EnhancedView agreement which will generate a significant amount of taxable income in 2011 allowing the utilization of a significant portion of the NOLs within the year. The deferred tax assets related to these net operating losses were reclassified from net long term deferred tax liabilities to short term deferred tax asset, as we expect to utilize them within one year. Long term deferred contract costs increased $5.9 million due to the completion of the four DAF’s in 2010, and we expect to amortize these costs in cost of goods sold over their respective customer relationship periods.

Other Balance Sheet Measures
Other accrued liabilities increased $8.4 million in the year 2010 from 2009, primarily due to a $3.1 million increase in amounts due to our on-orbit incentive payments related to the WorldView-2 satellite and $2.8 million of accrued compensation, as well as a $1.6 million increase in accrued taxes payable. Accounts payable increased $10.7 million primarily for WorldView-3 satellite milestone payments for the procurement and construction process.
Long-term accrued liabilities increased $6.0 million in 2010 as compared to 2009, as a result of the long term portion of the on-orbit incentive payments related to the WorldView-2 satellite.
Long-term deferred tax liability increased $65.4 million during 2010 from 2009 due to the award of the EnhancedView agreement. EnhancedView will generate a significant amount of taxable income in 2011 which will allow utilization of operating losses that were generated in prior years. The deferred tax assets related to these net operating losses were reclassified from net long term deferred tax liabilities to short term deferred tax asset, as they are expected to be utilized within a year.
Deferred revenue increased $12.7 million during 2010 from 2009, primarily due to $9.6 million of increases in U.S. government related projects and deferral of $24.8 million of the EnhancedView monthly payment, offset by a $25.5 million decrease in pre-FOC payments.
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 62.2% of our consolidated revenue for the year ended December 31, 2010. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months.
In summary, our cash flows were:

(in millions)	2008	2009	2010
Net cash provided by operating activities	$144.4	$143.3	$157.5
Net cash used in investing activities	(143.5)	(191.1)	(85.1)
Net cash provided by financing activities	$37.0	$84.0	$9.9
In 2010, our operating cash flow increased by $14.2 million to $157.5 million, primarily as a result of an increase in deferred revenue due to EnhancedView and the DAFs, offset by cash outflows for deferred contract costs and other changes in working capital.
Cash flows used in investing activities decreased from $191.1 million in 2009 to $85.1 million in 2010, due to the decrease in capital expenditures primarily related to lower construction in progress on new assets. The decrease in construction in progress is due to the completion and capitalization of the WorldView-2 satellite during the first quarter of 2010 and materially lower capital expenditures during most of 2010 until we commenced construction of WorldView-3 late in the third quarter of 2010.
As disclosed in the contractual obligations table, we have $266.1 million that is contractually due to third party vendors, due throughout the next four years. These contractual obligations are primarily related to the procurement and construction of our WorldView-3 satellite and related ground systems.
Cash provided by financing activities decreased from $84.0 million provided during 2009 to $9.9 million in 2010. During 2009, we paid in full our senior credit facility and senior subordinated notes and received proceeds from the issuance of our senior secured notes resulting in a net cash inflow of $60.9 million. We also received $21.7 million in proceeds of the IPO that occurred during the second quarter of 2009. During 2010, there were $10.2 million of stock option exercises.
In 2009, cash flows provided by operating activities decreased by $1.1 million from 2008. Our net income decreased $6.4 million as compared to 2008, driven by growth in operating expenses at a faster rate than our revenue growth. This lower net income resulted in a decrease in utilization of net operating losses. Due to our debt refinancing in the second quarter of 2009, these decreases were offset by a $5.3 million non-cash charge related to the write off of debt financing fees and increased amortization related to our aerial image library.

Cash flows used in investing activities increased by $47.6 million in 2009 due to an increase in capital expenditures of $24.8 million as compared to 2008. This increase was primarily due to the costs related to the launch and commissioning of our WorldView-2 satellite, including costs related to insuring the WorldView-2 satellite launch. We had modestly higher non-satellite capital expenditures related to increased storage and distribution assets necessary to manage our imagery data. Cash flows used in investing activities increased $21.4 million from 2008 as a result of increasing restricted cash for entering into letters of credit to secure future delivery of products and services under DAP contracts.
Cash flows from financing activities increased $47.0 million from 2008 as a result of $330.9 million raised in our second quarter 2009 senior notes offering, net proceeds of approximately $19.0 million from our IPO also in the second quarter of 2009. These were offset by full repayment of $270.0 million for our senior credit facility and senior subordinated notes. Proceeds from debt issuance in 2008 totaled $38.5 million.
Senior Credit Facility and Senior Subordinated Notes
In April 2009, we repaid in full our $230.0 million senior credit facility and our $40.0 million senior subordinated notes with the proceeds from the issuance of our senior secured notes.
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
Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2010.

Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less Than			More Than
(in millions)	Total	1 year	1-3 Years	3-5 Years	5 Years
Operating leases	$17.2	$3.5	$6.6	$4.2	$2.9
Senior secured notes excluding interest payments	355.0	—	—	355.0	—
Interest payments for senior secured notes	124.3	37.3	74.6	12.4	—
Contractual obligations	266.1	170.0	88.6	7.5	—

Total	$762.6	$210.8	$169.8	$379.1	$2.9

Payments due on our senior secured notes at maturity date of May 2014 total $355.0 million, excluding interest. Interest expense is due semi-annually in May and November. Contractual obligations are remaining amounts due on long term contracts primarily relating to the procurement and construction of our WorldView-3 satellite and related ground systems. Our operating leases are primarily for office space in the United States. We generally believe leasing office space is more cost-effective than purchasing real estate.
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
Non-GAAP Disclosures
Reconciliation of net income to Adjusted EBITDA

(in millions, except per share data)	2006	2007	2008	2009	2010
Net income	$9.2	$95.8	$53.8	$47.4	$4.1
Depreciation and amortization	46.0	46.8	75.7	74.4	118.9
Interest (income) expense, net	(3.1)	(4.1)	3.0	(0.1)	39.6
Loss on disposal of assets	0.1	—	—	—	—
Loss on derivative instrument	—	—	—	1.8	—
Loss from early extinguishment of debt	—	—	—	7.7	—
Income tax expense (benefit)	0.7	(57.9)	38.1	31.0	5.4
Non-cash stock compensation expense	2.2	2.6	4.2	7.2	6.8
EnhancedView deferred revenue	—	—	—	—	24.8
EnhancedView outstanding invoices not yet paid by NGA	—	—	—	—	8.3
Amortization of pre-FOC payment related to NextView	—	(3.2)	(25.5)	(25.5)	(25.5)

Adjusted EBITDA	$55.1	$80.0	$149.3	$143.9	$182.4

Non-GAAP Financial Measures
Adjusted EBITDA is not a recognized term under generally accepted accounting principles, or GAAP, in the United States and may not be defined similarly by other companies. Adjusted EBITDA should not be considered an alternative to net income, as an indication of financial performance, or as an alternative to cash flow from operations as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.
Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is also a key driver of the company-wide bonus incentive plan. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA, and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.
We believe that the elimination of material non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these items in combination with the addition of the nonrefundable EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA as well as the elimination of amortization of pre-FOC payments related to NextView, facilitate comparison of our operating performance to companies in our industry. We believe this Adjusted EBITDA measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.
Adjusted EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes non-cash stock compensation expense, because these items are non-cash expenses and loss on derivative instrument and disposal of assets because these are not related to our primary operations.
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
Revenue Recognition
Our principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. Revenue from sales arrangements that include software that is essential to the functionality of non-software deliverables is recognized under software accounting guidance.
We have a number of agreements with multiple deliverables that we review to determine whether any or all of the deliverables can be separated from one another. If separable, arrangement consideration is allocated to the various deliverables based on their relative fair value and recognized for each deliverable when the revenue recognition criteria for that specific deliverable are achieved. If fair value cannot be determined for the undelivered elements, the delivered elements are combined with the undelivered elements and revenue recognition is determined as a single unit of accounting.
Our revenue is generated from: (i) licenses of imagery; (ii) subscription services and other service arrangements; and (iii) the recognition of deferred revenue. We recognize revenue from each of our revenue sources as follows:
Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. In certain customer arrangements, we have acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.

Subscriptions. The company sells online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. Customers pay for the subscription at the beginning of the subscription period. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which the customer pays for their subscription to one of the Company’s web-based products by paying for a set number of product accesses (for instance each time users click on an image of their home). In the case of prepayment each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.
Service Level Agreements. We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized each month because the fee for each month is fixed and non-refundable and is for a defined and fixed level of service each month, or based on proportional performance when the level of service each month changes based on certain criteria stated in the agreement.
Royalties. Revenue from royalties is based on agreements or licenses with third parties that allow the third party to incorporate our product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the period earned or on a systematic basis over the term of the license agreement. For those royalties that are due to third parties based on our revenue sharing arrangements, we report royalty revenue on a net basis.
Deferred Revenue. Occasionally we receive payment for products or services in advance of meeting the criteria for revenue recognition set out above. These payments are recorded as deferred revenue when received and are recognized as revenue when earned. If the contract does not have a specified contractual life, we make an assessment as to the likely term of the remaining period of the contractual relationship with the customer. A review of the contractual relationship is performed by management at least annually, and, as such, the potential amortization of the deferred revenue may be adjusted as appropriate. The majority of our deferred revenue relates to the following types of arrangements: (i) prepayments from NGA and (ii) the DAP.
•
Prepayment from NGA. Under the NextView agreement, NGA paid us $266.0 million to partially offset the cost of the construction and launch of WorldView-1. These payments were recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, we began recognizing the deferred revenue on a straight line basis over the 10.5 year estimated useful life of WorldView-1. We will evaluate the estimated life of WorldView-1 when events suggest the period may have changed or at least on an annual basis, and may make adjustments to the amortization period if a change to the estimated life of the satellite is made. As of December 31, 2009 and 2010 deferred revenue for these pre-payments was $213.8 million and $188.2 million, respectively.

Under the EnhancedView agreement, we are currently receiving a monthly non-refundable cash payment of $20.8 million. We recognize revenue under the EnhancedView agreement using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity estimated to be provided over the life of the contract. The difference between the cash received and the revenue recognized is recorded as deferred revenue, and will be recognized into earnings during the later years of the agreement as additional capacity is provided. As of December 31, 2010, deferred revenue from the EnhancedView agreement was $24.8 million.

•
Direct Access Program. Sales under the direct access program include construction of the direct access facility, consisting of hardware, software and operational-type maintenance support, and an arrangement to allow the customer access to the satellite to task and download imagery. This arrangement has been treated as a single unit of accounting as Vendor Specific Objective Evidence of fair value for undelivered items cannot be determined nor are believed to have stand-alone value. Accordingly, all funds received are initially recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs. As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs are amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used. If both satellites are being used, the satellite with the longer life will be used as the basis for the amortization. Based on terms and conditions specified in each arrangement, the facility revenue will be recognized gross or net of facility costs. Access fees under each arrangement are recognized pro-rata each month based on actual usage. As of December 31, 2009 and 2010 deferred revenue related to prepayments for the direct access facility, maintenance, and access fees was $44.4 million and $45.7 million, respectively.

Asset Valuation and Estimated Useful Lives of Satellites
Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill, capitalized contract and related satellite costs and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate or if our other assumptions are not met, our actual bad debt experience could exceed our estimate.

We capitalize interest, an allocated portion of launch insurance premiums, contract costs and internal direct labor costs incurred. Once a satellite is operational, we depreciate the asset over the expected operational life. Changes in the estimates of the operational life of the asset are reflected in subsequent periods as adjustments to future depreciation expenses.
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
As of December 31, 2010, there are no income tax positions for which we currently believe that the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by federal and major state agencies as of December 31, 2010 are 1996 through 2010. Federal and state agencies may disallow research tax carryforwards, net operating loss carryforwards and other carryforwards previously claimed.
As of December 31, 2010, we had federal and state net operating loss carryforwards of $257.6 million and $227.7 million, respectively, available to offset future federal and state taxable income. If not used, the net operating loss carryforwards will expire at various times during the period from 2019 to 2030. Under Section 382 of the Internal Revenue Code of 1986, or the Code, in general, an aggregate increase of more than 50% in the percentage ownership in value of our stock by 5% or greater stockholders (including public groups) over a running three-year period constitutes an “ownership change” for federal income tax purposes. Such an ownership change may limit our ability to use, for both regular and alternative minimum tax purposes, any net operating loss carryforwards attributable to the periods prior to the ownership change. We believe that such ownership changes have occurred and may occur in the future to further limit the use of our net operating loss carryforwards. We also believe that any future ownership changes should not have a material adverse effect on the use of our existing net operating loss carryforwards. In 2009, we generated a taxable loss resulting from accelerated depreciation on the WorldView-2 satellite. Current tax law allowed this loss to be carried back to prior years and generated a refund of all previously paid AMT.
Property and Equipment
Property and equipment are recorded at cost. The cost of our satellite includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor costs incurred in the construction and development. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

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
Internal use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three to five years. Software costs that are directly related to a satellite are capitalized with the satellite and amortized over the satellite’s useful life. Amortization expense related to capitalized software costs, exclusive of software costs amortized as part of the cost of our satellites, was $7.2 million, $7.5 million and $11.0 million, for the years ended December 31, 2008, 2009, and 2010, respectively.
Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, such as three to seven years for computer equipment and seven to eleven years for most other assets, including the satellite and ground stations. Leasehold improvements and assets used pursuant to capital-lease obligations are amortized on a straight-line basis over the shorter of their useful lives or lease terms; such amortization is included in depreciation expense. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are expensed as incurred.
Accounting for Stock Options
We apply the fair value recognition provisions of stock-based compensation expense and measure stock compensation at the grant date based on the fair value of the award and recognize it as expense over the requisite service period, which is generally the vesting period. In order to determine the fair value of our common stock on the date of grant for purposes of calculating the fair value of our stock option grants, we utilize the most recent publicly traded stock price on the grant date.
We established a peer group of comparable publicly traded companies and utilized their reported cash operating earnings and revenue multiples as of each valuation date. Annually, we review the companies that comprise the peer group and, from time to time have changed the composition of the peer group, based on changes to our business or the business of the comparable companies and other factors outside of our control, such as mergers and consolidations.
At each stock option grant date, we utilized the peer group data to calculate our expected volatility. Expected volatility was based on comparable companies’ four-year history for options granted prior to 2009, and five-year history for options granted after 2009. Expected term and forfeiture rate were based on existing employee exercise patterns and our historical pre-vested forfeiture experience. The risk-free rate was based on an average of the yields of the Treasury note with a maturity corresponding to the expected term of the option assumed at the grant date.
Changes to the underlying assumptions, including increased forfeiture rates, may have a significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.
New Accounting Pronouncements
From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (ASC) are communicated through issuance of an Accounting Standards Update (ASU).
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 and ASU 2009-14 are required to be adopted concurrently in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for DigitalGlobe). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. ASU 2009-13 and ASU 2009-14 were adopted prospectively January 1, 2011. The adoption could have a material impact on the presentation, classification and recognition of revenue for multiple element arrangements in our financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers, and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance will not have an effect on the Company’s financial statements.
Seasonality
Seasonality has not and we do not expect it to have a material impact on our business in the future.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DigitalGlobe, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 28, 2011

DigitalGlobe, Inc.
Consolidated Income Statements

	For the Year Ended December 31,
(in millions, except per share data)	2008	2009	2010

Revenue	$275.2	$281.9	$322.2
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	28.5	31.1	41.7
Selling, general and administrative	76.1	88.6	112.5
Depreciation and amortization	75.7	74.4	118.9

Income from operations	94.9	87.8	49.1
Loss from early extinguishment of debt	—	(7.7)	—
Loss on derivative instruments	—	(1.8)	—
Interest income (expense), net	(3.0)	0.1	(39.6)

Income before income taxes	91.9	78.4	9.5
Income tax expense	(38.1)	(31.0)	(5.4)

Net income	$53.8	$47.4	$4.1

Earnings per share:
Basic earnings per share	$1.24	$1.07	$0.09

Diluted earnings per share	$1.22	$1.06	$0.09

Weighted average common shares outstanding:
Basic	43.5	44.2	45.7

Diluted	44.1	44.9	46.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.
Consolidated Balance Sheets

	As of December 31,
(in millions)	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97.0	$179.3
Restricted cash	7.3	6.7
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $1.0, respectively	49.7	45.3
Prepaid and current assets	12.0	19.4
Income taxes receivable	3.9	—
Deferred taxes	1.7	62.7

Total current assets	171.6	313.4
Property and equipment, net of accumulated depreciation of $361.1 and $478.2, respectively	891.0	879.1
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.2 and $8.9, respectively	1.8	0.3
Aerial image library, net of accumulated amortization of $17.1 and $21.1, respectively	5.4	1.9
Long-term restricted cash	16.7	13.6
Long-term deferred contract costs	36.2	42.1
Other assets, net	9.1	7.2

Total assets	$1,140.5	$1,266.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4.3	$15.0
Accrued interest	6.2	6.2
Other accrued liabilities	17.9	26.3
Current portion of deferred revenue	32.8	38.9

Total current liabilities	61.2	86.4
Long-term accrued liability	—	6.0
Deferred revenue	239.6	246.2
Deferred lease incentive	5.4	4.6
Long-term debt, net of discount	343.5	346.1
Long-term deferred tax liability, net	11.3	76.7

Total liabilities	$661.0	$766.0

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and December 31, 2010	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 45,122,593 shares issued and outstanding at December 31, 2009 and 46,073,691 shares issued and outstanding at December 31, 2010	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2009 and December 31, 2010	(0.7)	(0.7)
Additional paid-in capital	496.0	512.7
Accumulated deficit	(16.0)	(11.9)

Total stockholders’ equity	479.5	500.3

Total liabilities and stockholders’ equity	$1,140.5	$1,266.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53.8	$47.4	$4.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75.7	74.4	118.9
EnhancedView deferred revenue	—	—	24.8
Recognition of pre-FOC payments	(25.5)	(25.5)	(25.5)
Amortization of aerial image library, deferred contract costs and lease incentive	1.5	5.3	7.1
Non-cash stock compensation expense	4.2	7.2	6.8
Amortization of debt issuance costs	0.3	—	4.4
Write off of debt financing fees	—	5.3	—
Deferred income taxes	34.7	33.6	4.4
Changes in working capital, net of investing activities:
Accounts receivable, net	(3.2)	(2.6)	4.3
Accounts receivable from related party	3.0	(0.3)	—
Income tax receivable	—	(3.9)	3.9
Aerial image library	(2.6)	(6.1)	—
Prepaids and other assets	1.9	(6.3)	(3.9)
Accounts payable	(1.5)	1.5	(1.8)
Accounts payable and accrued liabilities to related parties	(1.1)	3.5	—
Accrued liabilities	8.1	(5.0)	10.6
Deferred contract costs from related party	(10.3)	(15.3)	—
Deferred contract costs	—	—	(14.2)
Deferred revenue	(1.9)	28.0	13.4
Deferred revenue related party	6.5	2.1	—
Deferred lease incentive	0.8	—	0.2

Net cash flows provided by operating activities	144.4	143.3	157.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(131.8)	(155.9)	(78.3)
Other property, equipment and intangible additions	(10.2)	(10.9)	(10.6)
Decrease (increase) in restricted cash	(0.1)	(21.5)	3.8
Settlements from derivative instrument	(1.4)	(2.8)	—

Net cash flows used in investing activities	(143.5)	(191.1)	(85.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	38.5	330.9	—
Proceeds from initial public offering, net of issuance costs	(2.7)	21.7	(0.3)
Repayment of notes	—	(270.0)	—
Repurchase of common stock	—	(0.5)	—
Proceeds from exercise of stock options	1.2	1.9	10.2

Net cash flows provided by financing activities	37.0	84.0	9.9

Net increase in cash and cash equivalents	37.9	36.2	82.3
Cash and cash equivalents, beginning of period	22.9	60.8	97.0

Cash and cash equivalents, end of period	$60.8	$97.0	$179.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $27.0, $37.4 and $7.8, respectively	$—	$—	$30.2
Cash received (paid) for income taxes	$(2.2)	$(2.4)	$4.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	$10.1	$9.7	$16.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Accumulated
							Other		Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Comprehensive	Stockholders’
(in millions, excluding share and per share data)	Shares	Amount	Shares	Amount	Paid-in	Deficit	Income (Loss)	Income (Loss)	Equity
Balance at December 31, 2007	43,342,155	$0.2	(20,371)	$(0.2)	$461.5	$(117.2)	$0.3	$95.0	$344.6

Exercise of common stock options to Employees	126,786	—	—	—	1.2	—	—	—	1.2
Repurchase common stock	—	—	(1,184)	—	—	—	—	—	—
Stock compensation expense, net of forfeitures	—	—	—	—	4.5	—	—	—	4.5
Effective financial derivatives, net of tax	—	—	—	—	—	—	(1.8)	(1.8)	(1.8)
Net income	—	—	—	—	—	53.8	—	53.8	53.8

Balance at December 31, 2008	43,468,941	$0.2	(21,555)	$(0.2)	$467.2	$(63.4)	$(1.5)	$52.0	$402.3

Stock issued upon exercise of stock options	258,377	—		—	1.9	—	—	—	1.9
Common stock issued in connection with successful initial public offering	1,395,275				19.0	—	—	—	19.0
Repurchase common stock	—	—	(22,484)	(0.5)	—	—	—	—	(0.5)
Stock compensation expense, net of forfeitures	—	—	—	—	7.9	—	—	—	7.9
Effective financial derivatives, net of tax	—	—	—	—	—	—	1.5	1.5	1.5
Net income	—	—	—	—	—	47.4	—	47.4	47.4

Balance at December 31, 2009	45,122,593	$0.2	(44,039)	$(0.7)	$496.0	$(16.0)	$—	$48.9	$479.5
Stock issued upon exercise of stock options and stock grants	951,098	—	—	—	10.2		—	—	10.2
Public offering fees	—	—	—	—	(0.3)	—	—	—	(0.3)
Stock compensation expense, net of forfeitures	—	—	—	—	6.8		—	—	6.8
Net income	—	—	—	—	—	4.1	—	4.1	4.1

Balance at December 31, 2010	46,073,691	$0.2	(44,039)	$(0.7)	$512.7	$(11.9)	$—	$4.1	$500.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in millions except for share and per share data, unless otherwise noted)
NOTE 1. General Information
DigitalGlobe, Inc. (“DigitalGlobe”, the “Company” or “we”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We own and operate three imagery satellites — QuickBird, WorldView-1 and WorldView-2 — which collect black and white imagery, color imagery and imagery using non-visible light, such as infrared. We also offer a range of on-line and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the instructions to Form 10-K of the Securities and Exchange Commission (SEC). Certain prior year accounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounts Receivable
The Company’s customer base includes customers located in foreign countries. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes. In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable aging reports, changes in customer payment patterns, historical write-offs, changes in customer demand and relationships, and customer creditworthiness.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. The cost of our satellites include capitalized interest costs incurred during the construction and development period. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in the construction and development of the satellites and related ground systems. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.
The Company performs an annual assessment of the useful lives of the satellites. The assessment evaluates the efficiencies of the operation of the satellite and the fuel level. An adjustment will be made to the estimated depreciable life of the satellite, if deemed necessary by the assessment performed. Any changes to the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis as of the date of the change.
The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would require an impairment assessment include a significant change in the extent or manner in which an asset is used, a significant adverse change in the operation of the Company’s satellites, a change in government spending or customer demand that could affect the value of the asset, or a significant decline in the observable market value of an asset. If these factors indicate a potential impairment, the Company would assess the recoverability of the asset by determining if the carrying value of the asset exceeds the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, the Company will estimate the fair value of the asset estimating discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. There was no impairment charge recorded in 2008, 2009 or 2010.

Notes to Consolidated Financial Statements
The Company capitalizes certain costs incurred to develop software for internal use. The Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to, estimated economic life and changes in software and hardware technology.
Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years for computer equipment and seven to eleven years for most other assets, including the satellites and ground stations). Leasehold improvements and assets used pursuant to leases are depreciated on a straight-line basis over the shorter of their useful lives or lease terms; such depreciation is included in depreciation expense. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are expensed as incurred.
Internal use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three to five years. Software costs that are directly related to a satellite are capitalized with the satellite and amortized over the satellite’s estimated useful life on a straight line basis. Amortization expense related to capitalized software costs, exclusive of software cost amortized as part of the cost of our satellites, was $7.2 million, $7.5 million and $11.0 million for 2008, 2009, and 2010, respectively.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as trademarks, core technology, customer relationships and non-compete agreements) are recorded at fair value as determined at the time of acquisition. The goodwill and intangible assets are attributable to the commercial segment.
We test the carrying value of goodwill for impairment on the reporting unit level on an annual basis and more often if a triggering event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. We have completed our 2010 impairment test on goodwill and determined that there was no impairment.
Aerial Image Library
Our aerial image library costs are composed of the direct costs of contracting with third parties to collect aerial imagery. Our aerial image library costs are charged to cost of revenue over the estimated economic life of the imagery, which has been estimated to be two to five years. Such costs are charged to cost of revenue on an accelerated basis reflective of the pattern in which the economic benefit of the asset is expected to be realized. Charges to cost of revenue for the aerial imagery library were $4.5 million, $5.6 million, and $4.0 million for 2008, 2009 and 2010, respectively.
Deferred Contract Costs
The Company capitalized certain costs reimbursable under the NextView agreement, incurred in the construction and development of our WorldView-1 satellite and related ground systems during the construction and development period. These costs were related to internal support costs and reimbursable expenditures under the NextView agreement. These costs were not capitalized as fixed assets, but were deferred in accordance with government contract accounting guidelines. Upon the successful launch of the WorldView-1 satellite, the deferred contract costs began being amortized ratably over the customer relationship period (the same as the expected life of the satellite, or 10.5 years). There were no deferred contract costs capitalized for our QuickBird or WorldView-3 satellites.

Notes to Consolidated Financial Statements
The Company defers certain direct costs incurred in the construction of direct access facilities built for Direct Access Program (DAP) customers, consisting of hardware, software and labor purchased from a related party. The direct access facility will allow the Company’s DAP customers to communicate with the Company’s satellites. The deferred contract costs will be recognized as expense in the period of revenue recognition of the Company’s DAP contracts, which is expected to be the life of the WorldView-2 satellite. The Company does not have deferred contract costs in excess of related contract deferred revenue. As of December 31, 2009 and 2010 deferred contract costs totaled $36.9 million and $47.0 million, respectively.
Debt Issuance Costs and Debt Discounts
Debt issuance costs and debt discounts are deferred and amortized to interest expense using the effective interest method.
Revenue Recognition
Our principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. Revenue from sales arrangements that include software that is essential to the functionality of non-software deliverables is recognized under software accounting guidance.
We have a number of agreements with multiple deliverables that we review to determine whether any or all of the deliverables can be separated from one another. If separable, arrangement consideration is allocated to the various deliverables based on their relative fair value and recognized for each deliverable when the revenue recognition criteria for that specific deliverable are achieved. If fair value cannot be determined for the undelivered elements, the delivered elements are combined with the undelivered elements and revenue recognition is determined as a single unit of accounting.
Our revenue is generated from: (i) licenses of imagery; (ii) subscription services and other service arrangements; and (iii) the recognition of deferred revenue. We recognize revenue from each of our revenue sources as follows:
Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. In certain customer arrangements, we have acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.
Subscriptions. The company sells online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. Customers pay for the subscription at the beginning of the subscription period. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which the customer pays for their subscription to one of the Company’s web-based products by paying for a set number of product accesses (for instance each time users click on an image of their home). In the case of prepayment each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.
Service Level Agreements. We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized each month because the fee for each month is fixed and non-refundable and is for a defined and fixed level of service each month, or based on proportional performance when the level of service each month changes based on certain criteria stated in the agreement.
Royalties. Revenue from royalties is based on agreements or licenses with third parties that allow the third party to incorporate our product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the period earned or on a systematic basis over the term of the license agreement. For those royalties that are due to third parties based on our revenue sharing arrangements, we report royalty revenue on a net basis.
Deferred Revenue. Occasionally we receive payment for products or services in advance of meeting the criteria for revenue recognition set out above. These payments are recorded as deferred revenue when received and are recognized as revenue when earned. If the contract does not have a specified contractual life, we make an assessment as to the likely term of the remaining period of the contractual relationship with the customer. A review of the contractual relationship is performed by management at least annually, and, as such, the potential amortization of the deferred revenue may be adjusted as appropriate. The majority of our deferred revenue relates to the following types of arrangements: (i) prepayments from NGA and (ii) the DAP.

Notes to Consolidated Financial Statements
•
Prepayment from NGA. Under the NextView agreement, NGA paid us $266.0 million to partially offset the cost of the construction and launch of WorldView-1. These payments were recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, we began recognizing the deferred revenue on a straight line basis over the 10.5 year estimated useful life of WorldView-1. We will evaluate the estimated life of WorldView-1 when events suggest the period may have changed or at least on an annual basis, and may make adjustments to the amortization period if a change to the estimated life of the satellite is made. As of December 31, 2009 and 2010 deferred revenue for these pre-payments was $213.8 million and $188.2 million, respectively.

Under the EnhancedView agreement, we are currently receiving a monthly non-refundable cash payment of $20.8 million. We recognize revenue under the EnhancedView agreement using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity estimated to be provided over the life of the contract. The difference between the cash received and the revenue recognized is recorded as deferred revenue, and will be recognized into earnings during the later years of the agreement as additional capacity is provided. As of December 31, 2010, deferred revenue from the EnhancedView agreement was $24.8 million.

•
Direct Access Program. Sales under the direct access program include construction of the direct access facility, consisting of hardware, software and operational-type maintenance support, and an arrangement to allow the customer access to the satellite to task and download imagery. This arrangement has been treated as a single unit of accounting as Vendor Specific Objective Evidence of fair value for undelivered items cannot be determined nor are believed to have stand-alone value. Accordingly, all funds received are initially recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs. As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs are amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used. If both satellites are being used, the satellite with the longer life will be used as the basis for the amortization. Based on terms and conditions specified in each arrangement, the facility revenue will be recognized gross or net of facility costs. Access fees under each arrangement are recognized pro-rata each month based on actual usage. As of December 31, 2009 and 2010 deferred revenue related to prepayments for the direct access facility, maintenance, and access fees was $44.4 million and $45.7 million, respectively.

Satellite Insurance
As of December 31, 2010, we maintain the following insurance coverage on our satellites:

		Coverage
Satellite	Policy Period	(in millions)
QuickBird	10/2010 – 10/2011	$25.0
WorldView-1	9/2010 – 10/2011	250.0
WorldView-2	10/2010 – 10/2011	182.0
WorldView-2	10/2009 – 10/2012	68.0
The satellite insurance coverage will pay us in the event of a total loss of a satellite or will indemnify us for partial losses if the functional capacity of the satellite is significantly impaired due to anomalies with the satellite equipment or other events causing significant impairment.
We intend to continue this coverage to the extent it remains available at acceptable premiums. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized to the cost of the satellite are recorded as prepaid expenses and amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.
Research and Development Costs
We record as research and development expense all engineering costs, consisting primarily of internal labor and consulting fees, where the Company maintains the risk associated with design failure. Research and development costs were not significant for the year ended December 31, 2008. We incurred $0.9 million and $1.7 million in research and development costs for the year ended December 31, 2009 and 2010, respectively. Any research and development expenses incurred are included in selling, general and administrative expenses.

Notes to Consolidated Financial Statements
Derivative Instruments
Prior to 2010, the Company used derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. The Company’s derivative instruments were recorded in the consolidated balance sheets at fair value within accounts receivable from related party or accounts payable to related party dependent upon the asset or liability position of the instrument. Upon settlement of the contracts, the cash flow was presented as an investing activity in the consolidated statements of cash flows. For a derivative designated as a cash flow hedge, the effective portion of the derivative gain or loss was initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affected earnings. For derivatives that did not qualify or were not designated as cash flow hedges, all gains or losses associated with changes to the fair market value of these financial instruments were recorded in the income statement. As of December 31, 2009 and 2010, the Company did not hold any derivative instruments.
Earnings Per Share (EPS)
Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding (excluding non-vested restricted shares). Diluted EPS is determined by dividing net income by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities and stock options determined utilizing the treasury stock method.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. See Note 9 for further information regarding our stock-based compensation expense and underlying assumptions.
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
We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to our tax contingencies in income tax expense.
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

Notes to Consolidated Financial Statements
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2010 and indicates the valuation technique utilized by the Company to determine the fair value.

	Fair Value Measurements at December 31, 2009 Using:
			Significant
	Total Carrying	Quoted prices	other	Significant
	Value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$83.7	$83.7	$—	$—

	Fair Value Measurements at December 31, 2010 Using:
			Significant
	Total Carrying	Quoted prices	other	Significant
	Value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
(in millions)	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$98.7	$98.7	$—	$—
Our cash equivalents consist of investments acquired with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2009 and 2010, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments at December 31, 2009 and 2010.
The Company’s senior secured notes are traded on an active market. The fair value of the senior secured notes is based in part on quoted market rates and evaluated by the Company.

	December 31, 2009		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value
Senior Secured Notes	$343.5	$366.3	$346.1	$393.7
Concentration of Credit Risk
The Company’s cash and cash equivalents and derivative instruments are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area.
New Accounting Pronouncements
From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (ASC) are communicated through issuance of an Accounting Standards Update (ASU).
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 and ASU 2009-14 are required to be adopted concurrently in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for DigitalGlobe). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. ASU 2009-13 and ASU 2009-14 will be adopted prospectively January 1, 2011. The adoption could have a material impact on the presentation, classification and recognition of revenue for multiple element arrangements in our financial statements.

Notes to Consolidated Financial Statements
In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers, and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance will not have an effect on the Company’s financial statements.
NOTE 3. Significant Customers
In September 2003, we entered into the NextView agreement with the NGA under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational, and was used to offset the construction costs of the satellite. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. In January 2008, we amended the NextView agreement from image-based ordering to a SLA and increased the amount we received under the NextView agreement from $265.0 million to $311.0 million (NextView SLA). On June 25, 2009, the NextView SLA agreement was further amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010, the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1, 2010 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010, and on July 13, 2010 exercised its second monthly option to extend through August 31, 2010. The NextView SLA expired August 31, 2010.
On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract (EnhancedView SLA) became effective on September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate, modify, or suspend the contract at any time.
The EnhancedView SLA portion of the award is $2.8 billion over the term of the contract; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3 as well as certain other infrastructure improvements.
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the period ended December 31, 2010, we recognized approximately $50.2 million of revenue under the EnhancedView SLA. For the same period, we recorded $24.8 million of deferred revenue related to the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 becomes operational, we anticipate a material increase in revenue once WorldView-3 reaches FOC.
Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five though ten. Each month is subject to a holdback, up to 10%, depending upon the Company’s performance against pre-defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash, however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the period September 1, 2010 to December 31, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback applied.

Notes to Consolidated Financial Statements
NOTE 4. Information on Segments and Major Customers
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. Our imagery products and services consist of imagery that we process to varying levels according to the customer’s specifications. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports.
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

	Year Ended December 31,
(in millions)	2008	2009	2010
Defense and Intelligence
Revenue	$222.4	$231.0	$252.1
Cost of revenue, excluding depreciation and amortization	5.4	5.7	11.0
Selling, general and administrative	6.6	11.8	10.9

Segment results of operations	$210.4	$213.5	$230.2

Commercial
Revenue	$52.8	$50.9	$70.1
Cost of revenue, excluding depreciation and amortization	6.4	7.8	6.6
Selling, general and administrative	11.6	10.6	15.3

Segment results of operations	$34.8	$32.5	$48.2

Unallocated common costs
Cost of revenue, excluding depreciation and amortization	16.7	17.6	24.1
Selling, general and administrative	57.9	66.2	86.3
Depreciation and amortization	75.7	74.4	118.9

Unallocated costs	$150.3	$158.2	$229.3

Income from operations	94.9	87.8	49.1
Interest income (expense), net	(3.0)	0.1	(39.6)
Loss from early extinguishment of debt	—	(7.7)	—
Loss on derivative instruments	—	(1.8)	—

Income before income taxes	$91.9	$78.4	$9.5

Total U.S. and foreign sales were as follows:

(in millions)	Year Ended December 31,
Revenue	2008	2009	2010
U.S.	$228.0	$232.7	$227.8
Foreign	47.2	49.2	94.4

Total	$275.2	$281.9	$322.2

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Year Ended December 31,
Customer	2008	2009	2010
NGA	73.9%	75.0%	62.2%
Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	Year Ended December 31,
Customer	2009	2010
NGA	61.8%	34.9%

Notes to Consolidated Financial Statements
NOTE 5. Property and Equipment
Property and equipment consisted of the following as of:

	Year ended
	December 31,
(in millions)	2009	2010
Construction in progress	$454.6	$79.0
Computer equipment	111.7	126.4
Machinery and equipment	25.6	25.9
Furniture and fixtures	12.6	15.2
WorldView-2 satellite	—	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,252.1	$1,357.3

Accumulated depreciation and amortization	(361.1)	(478.2)

Property and equipment, net	$891.0	$879.1

Construction in progress includes our WorldView-3 satellite, ground station construction, certain internally developed software costs and capitalized interest. Depreciation and amortization expense for property and equipment was $72.7 million, $72.6 million and $117.4 million for the year ended December 31, 2008, 2009 and 2010, respectively.
The capitalized costs of our satellites and related ground systems include internal and external direct labor costs, internally developed software and direct material costs which support the construction and development of our satellites, and related ground systems. The cost of our satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through in-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.
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
We have generally aligned the annual assessment of the useful life of the operating satellites with the timing of our insurance renewals in the second half of the calendar year, and we perform the annual assessment of the useful life of the QuickBird, WorldView-1 and WorldView-2 satellites in the second half of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Changes to the estimated useful life of our satellites and related impact on the depreciation expense will be accounted for on a prospective basis as of the date of the change.
We extended the estimated useful life of our QuickBird satellite during the first quarter of 2008. For 2008, this change resulted in reduced depreciation expense and a corresponding increase in income from continuing operations of $11.1 million, an increase in net income of $6.7 million and had an impact on diluted earnings per share of $0.15 for the year ended December 31, 2008. This extension of the depreciable operational life of QuickBird was attributable to efficiencies in the operation of the satellite that led to reduced consumption of fuel compared to previous estimates.
As a result of our annual assessment during the third quarter of 2009, we extended the estimated useful life of our QuickBird satellite, which resulted in a change in the depreciation expense associated with the QuickBird satellite on a prospective basis beginning July 1, 2009. For the twelve month period ended December 31, 2009, this change resulted in reduced depreciation expense and a corresponding increase in income from continuing operations of $2.9 million, an increase in net income of $1.7 million and had a $0.04 impact on diluted earnings per share.
Based on our 2010 assessment, there have been no changes to the estimated useful life of our satellites during 2010.

Notes to Consolidated Financial Statements
NOTE 6. Goodwill and Intangibles
Intangible assets consist of customer relationships, non-compete agreements, trademarks and core technology. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years. Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes.
Amortization expense for intangibles was $3.0 million, $1.8 million and $1.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. These intangible assets will become fully amortized in 2011. The estimated remaining aggregate amortization expense for the intangible assets is $0.3 million, which will be fully amortized in 2011. The goodwill balance as of December 31, 2009 and 2010 was $8.7 million. The Company has not recorded an impairment of goodwill for any of the periods presented.
NOTE 7. Other Accrued Liabilities

	At December 31,
(in millions)	2009	2010
Compensation and other employee benefits	$8.2	$11.0
Accrued taxes	0.5	2.1
Accrued expense	3.1	7.0
Other	6.1	6.2

Total other accrued liabilities	$17.9	$26.3

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of deferred payments related to our on-orbit incentive payments and payments to third parties for work performed on our direct access facilities. Accrued expense also includes amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite. Other accruals consist of third party commission expense, accounting fees and the current portion of deferred lease incentives.
Long-term accrued liability is comprised of the non-current portion of on-orbit incentive payments. This long-term liability is non-interest-bearing; therefore we have calculated the present value of the amount due. The Company is using the effective interest rate method to accrete the discount over the term of the note. The accretion of $1.1 million is recorded as interest expense, and $0.1 million was capitalized to assets under construction.
NOTE 8. Debt
Letters of Credit
At December 31, 2009 and 2010, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At December 31, 2009 and 2010, we had $22.8 million and $19.1 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements. The letters of credit, and related restricted cash amounts will be released when the respective contract obligations have been fulfilled by the Company.
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which are recorded in deferred financing costs. As of December 31, 2009 and 2010, the senior secured notes had an outstanding balance of $343.5 million and $346.1 million, respectively, and mature on May 1, 2014. The Company has the right to call the senior secured notes at a predetermined price beginning on May 1, 2012. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,116.5 million and $1,246.0 million as of December 31, 2009 and 2010, respectively. DigitalGlobe, Inc. (the parent company) is the issuer and its subsidiaries are guarantors under the senior secured notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries are insignificant and there are no non-guarantor subsidiaries. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.

Notes to Consolidated Financial Statements
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
Total interest incurred, accretion of debt discount and amortization of the deferred financing fees were $25.2 million, $1.7 million and $1.3 million, respectively, for the year ended December 31, 2009. All amounts were capitalized in 2009 to our WorldView-2 satellite. Total interest incurred, accretion of debt discount and amortization of the deferred financing fees for the year ended December 31, 2010 were $37.3 million, $2.6 million and $2.0 million, respectively, of which $2.8 million was capitalized to assets under construction.
Our future debt payments include the maturity of the senior secured notes in May 2014, at which time we will owe the full obligation amount of $355.0 million.
Senior Credit Facility
Prior to 2010, we had outstanding a $230.0 million senior credit facility with a syndicate of financial institutions for whom an affiliate of Morgan Stanley & Co. Incorporated served as administrative agent. The senior credit facility was guaranteed by our subsidiaries and secured by nearly all of our assets, including the QuickBird and WorldView-1 satellites, and our WorldView-2 satellite.
At our election, interest under the senior credit facility is determined by reference to (i) 3-month London Interbank Offered Rate (LIBOR), plus an applicable margin of 5.5% per annum or (ii) the higher of the prime rate posted in the Wall Street Journal and the Federal Funds effective rate, plus an applicable margin of 4.5% per annum. Interest was payable quarterly based upon the amount of the outstanding loan principal balance. The interest rate on the term loans was 3-month LIBOR plus 5.5% through February 9, 2009. As a result of an amendment on February 9, 2009, the interest rate on the term loans was 3-month LIBOR plus 6.5%. We paid a fee of $0.7 million to amend the agreement.
Total interest incurred for the years ended December 31, 2008 and 2009 was $27.0 million and $9.6 million, respectively, of which $23.1 million and $9.6 million, respectively, was capitalized in the construction costs of our satellites.
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
On February 21, 2006, we terminated the Swap. The termination resulted in a gain of $0.8 million which was recorded in accumulated other comprehensive income and is being amortized over the remaining original term of the Swap. Simultaneous with the termination of the Swap, we entered into a new swap agreement (the Second Swap) of the same notional amount at a fixed interest rate of 4.9% from April 18, 2006 through April 18, 2009. The Company elected not to renew the Second Swap when it expired as we entered into the Third Swap (as described below) to comply with the covenants of the senior credit facility.
The Second Swap was designated and qualified as a cash flow hedge and has been accounted for as such through February 8, 2009. On February 9, 2009, the Company amended the senior credit facility, and as a result, the Company’s Swaps became ineffective and no longer qualified as cash flow hedges. From February 9, 2009 through April 28, 2009, the fair value changes of these derivative instruments was recorded in the Consolidated Income Statement.
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

Notes to Consolidated Financial Statements
As a result of the issuance of the Third Swap in January 2009 and the amendment to the senior credit facility in February of 2009, all fair value changes on the derivatives were recorded in the income statement through the expiration of the Second Swap on April 18, 2009, and the termination of the Third Swap on April 28, 2009. Due to the Company’s payoff of the senior credit facility the Swaps were no longer required. With the termination of the Swaps, the Company recorded the accumulated other comprehensive income balance as an additional cost to the WorldView-2 satellite.
Senior Subordinated Notes
In February 2008, we issued $40.0 million of senior subordinated notes due April 18, 2012. The net proceeds of $38.5 million were used to fund construction and launch expenditures associated with WorldView-2. The senior subordinated notes bore interest at 12.5% per annum due semi-annually on July 31 and January 31, commencing July 31, 2008 until January 31, 2009, after which the rate increased to 13.5% per annum. On July 31, 2008 and January 31, 2009, we elected to pay interest in kind (PIK) and issued additional senior subordinated notes.
Effective February 9, 2009, we amended our senior subordinated notes for certain items, most notably to increase the allowable capital expenditures for the WorldView-2 satellite, increase the maintenance capital expenditures limits, as well as change certain satellite insurance limits. The interest rate on the loan increased to 14.75% for cash interest and 15.75% for PIK interest as of the date of the amendment. We paid a 0.5% one-time PIK fee to amend the agreement, which was added to the principal value of the notes. With the issuance of our senior secured notes on April 28, 2009, the senior subordinated notes and accrued interest were paid in full.
As a result of the issuance of our senior secured notes during the second quarter of 2009, we recorded an early extinguishment of debt representing the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and a prepayment penalty of $1.8 million related to the senior subordinated notes.
NOTE 9. Shareholders’ Equity and Other Comprehensive Income (Loss)
On May 14, 2009, the Company completed an IPO consisting of 14.7 million shares of common stock at $19.00 per share. The total shares sold in the offering included 13.3 million shares sold by selling stockholders and 1.4 million shares sold by the Company. On September 15, 2010, the Company priced a secondary offering of shares of common stock at $30.25 per share. The Company did not receive proceeds from the sale of the shares of its common stock in the secondary offering, therefore we expensed $0.4 million of the costs associated with the offering. At December 31, 2010, the Company’s Board of Directors had the authority to issue 250.0 million shares of common stock. At December 31, 2010, 46.1 million shares of common stock were issued and outstanding.
Treasury Stock
During 2009, the Company repurchased 22,484 shares of common stock at their estimated fair value on the repurchase date. There were no repurchases during 2010.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) include the effect of realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment during the year ended December 31, 2009. With the expiration and settlement of our financial derivatives the amounts recorded in accumulated other comprehensive earnings (loss) were capitalized to the cost of the WorldView-2 satellite as of December 31, 2009.
Stock-Based Compensation Programs
On February 15, 2000, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) pursuant to which qualified and nonqualified stock options to purchase shares of the Company’s common stock may be granted to employees, officers, directors, and consultants. Options granted pursuant to the 1999 Plan are subject to certain terms and conditions as contained in the 1999 Plan itself, have a ten-year term, generally vest ratably over a four-year period. As of December 31, 2009 there were 242,023, options available to be issued under the 1999 Plan. At December 31, 2010, the Plan expired and therefore there are no options available for grant.
On February 15, 2007, the board of directors approved the 2007 Employee Stock Option Plan (the 2007 Plan), pursuant to which the following awards may be granted to employees, officers, directors, and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, unrestricted shares, stock appreciation rights and shares of the stock itself. Options granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan itself, have a ten-year term and generally vest over a four-year period. The Company amended this plan in 2008 to extend the exercise period of terminated employees from thirty days to ninety days. The number of shares available for grant at December 31, 2009 and 2010 was 2,503,572 and 1,787,337, respectively.

Notes to Consolidated Financial Statements
The date of grant of the awards is used as the measurement date. The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.
A summary of stock option activity for the year ended December 31, 2009 and 2010 is presented below:

	Options Outstanding
			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in millions)(1)
Outstanding — December 31, 2008	2,758,284	$19.10	7.75	$8.6
Granted	942,459	20.64
Exercised	248,377	6.93
Forfeited/Expired	254,952	19.88

Outstanding — December 31, 2009	3,197,414	$20.29	7.38	$14.8
Granted	666,608	27.02
Exercised	683,605	15.02
Forfeited/Expired	188,567	23.13

Outstanding — December 31, 2010	2,991,850	$22.96	7.65	$26.2

Exercisable — December 31, 2009	1,945,332	$19.10	6.42	$11.3
Exercisable — December 31, 2010	1,786,744	$21.72	6.92	$17.9

(1)
Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2008, 2009 and 2010, respectively that option holders would have realized had they exercised their options as of that date.

Weighted-average grant-date fair values for option awards granted was $9.15, $10.44 and $13.45 for the years ended December 31, 2008, 2009 and 2010, respectively. The total fair value of options vested for the years ended December 31, 2008, 2009 and 2010 was $4.3 million, $7.2 million and $5.9 million, respectively.
The Company recognized stock-based compensation during the year ended December 31, 2008, 2009 and 2010 of $4.6 million, $7.7 million and $6.8 million, respectively, of which $0.4 million and $0.5 million was capitalized to assets under construction for the year ended December 31, 2008 and 2009, respectively. No stock compensation expensed was capitalized to assets under construction for the year ended December 31, 2010.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2009	2010
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	37.0–50.4%	56.6–59.0%	55.6–56.7%
Risk-free interest rate	2.1–3.3%	1.8–2.4%	1.23–2.30%
Expected life of options (years)	4.0	5.0	5.0
Forfeiture rate	2.0%	2.0%	2.0%
Expected volatility is based on a variety of comparable companies within our industry, currently looking back five years. The expected life and forfeiture rate are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.
The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the year ended December 31, 2008, 2009 and 2010 was $2.2 million, $4.1 million and $7.6 million, respectively.
As of December 31, 2009 and 2010 there was a total of $10.8 million and $12.8 million, respectively, of unrecognized expense remaining to be recognized over a weighted average period of 2.7 and 2.8 years, respectively.
On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (LTIP) with a fair value of $22.10 per share. All units granted vest one-third each year beginning on March 31, 2009. Upon vesting units are converted into shares of common stock. As of December 31, 2010, 20,000 units had vested. A summary of restricted and unrestricted shares activity for the years ended December 31, 2009 and 2010 is presented below.

Notes to Consolidated Financial Statements
During 2010, the Company awarded 47,711 shares of restricted stock to certain executives which will vest over four years. During the fourth quarter of 2010, the Company awarded 164,243 shares of restricted stock to certain executives which will vest over two years. During 2010, the Company awarded 24,069 unrestricted shares to members of our independent board of directors pursuant to applicable compensation plans which vest immediately on the date of grant.

		Weighted
		Average Grant
Non-vested Restricted Stock	No. of Shares	Date Fair Value
Non-vested at December 31, 2008	30,000	$22.10
Granted	—	—
Forfeited	—	—
Vested	10,000	—

Non-vested at December 31, 2009	20,000	$22.10
Granted	236,023	30.53
Forfeited	4,094	—
Vested	34,069	26.90

Non-vested at December 31, 2010	217,860	$30.45

As of December 31, 2009 and 2010, there was $0.3 million and $5.9 million, respectively, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.3 and 1.9 years, respectively.
NOTE 10. Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested restricted shares. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method.
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Years Ended December 31,
(in millions, except per share data)	2008	2009	2010
Basic earnings per share:
Net income	$53.8	$47.4	$4.1

Basic weighted average number of common shares outstanding	43.5	44.2	45.7
Dilutive effect of stock options and non-vested shares	0.6	0.7	0.4

Diluted weighted average number of common shares outstanding, as adjusted	44.1	44.9	46.1

Earnings per share:
Basic	$1.24	$1.07	$0.09

Diluted	$1.22	$1.06	$0.09

The number of options that were excluded from EPS, calculated as the effects thereof were antidilutive were 1.8 million, 2.3 million and 0.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.
NOTE 11. Income Taxes
Accounting for income taxes requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards.

Notes to Consolidated Financial Statements
The benefit (provisions) for income taxes reflected in the statements of operations for the years ended December 31, 2008, 2009 and 2010 consisted of:

(in millions)	2008	2009	2010
Current:
Federal	$(2.0)	$2.7	$(0.1)
State	(1.5)	(0.1)	—
Foreign	—	—	(0.9)

Total current	(3.5)	2.6	(1.0)

Deferred:
Federal	(32.7)	(31.4)	(3.8)
State	(1.9)	(2.2)	(0.6)
Foreign	—	—	—

Total deferred	(34.6)	(33.6)	(4.4)

Income tax (expense) benefit	$(38.1)	$(31.0)	$(5.4)

The Company’s deferred tax assets and liabilities consisted of the following as of December 31:

(in millions)	2009	2010
Deferred tax assets:
Current
Other	$0.9	$0.8
Compensation accrual	0.8	1.1
Net operating loss carryforwards	—	60.8

Total current deferred tax asset	1.7	62.7

Long-term deferred tax assets (liabilities), net
Net operating loss carryforwards	81.0	35.2
Research and development tax credits	9.0	9.0
Deferred revenue	82.1	76.8
Other assets	3.0	4.0
Fixed assets	(186.4)	(201.7)

Total long-term deferred tax (liabilities), net	(11.3)	(76.7)
Net deferred tax assets (liabilities)	(9.6)	(14.0)

Valuation allowance	—	—

Net deferred tax liability	$(9.6)	$(14.0)

At December 31, 2010, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $257.6 million and $227.7 million, respectively. In addition, the Company has research and development tax credits of approximately $9.0 million, which may be available to offset future federal income tax liabilities. If unused, the Federal carryforwards and credits will begin to expire during the years 2019 to 2030. If unused, the state carryforwards and credits will begin to expire during the years 2019 to 2030. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized if certain changes in the Company’s ownership occur. The Company believes that such changes may occur in the future to further limit the utilization of the carryforwards.
During 2010, the Company reclassified $60.8 million of long-term deferred tax liabilities to current deferred tax assets. This is due to the award of the EnhancedView agreement which will generate a significant amount of taxable income in 2011 allowing the utilization of a significant portion of the NOLs within the year.
The benefit (expense) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

(in millions)	2008	2009	2010
Federal income tax expense	$(32.2)	$(27.4)	$(3.3)
Non-deductible stock-based compensation	(0.8)	(0.9)	(0.7)
State income tax expense, net of federal impact	(3.4)	(2.4)	(0.4)
Stock-based compensation shortfalls	—	—	(0.5)
Other	(1.7)	(0.3)	(0.5)

	$(38.1)	$(31.0)	$(5.4)

Notes to Consolidated Financial Statements
There have been no changes in the Company’s tax contingencies during 2008, 2009 and 2010. The tax years 1996 through 2010 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2010. The Company does not anticipate a material change to the amount of uncertain tax positions within the next 12 months.
A reconciliation of the Company’s uncertain tax positions is as follows:

(in millions)
Balance as of December 31, 2009	$4.5
Current year changes	—

Balance as of December 31, 2010	$4.5

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
In prior years the Company was subject to the alternative minimum tax (AMT) which is based on current year AMT income (AMTI) less NOL carryforwards which cannot exceed 90% of AMTI. The net result is subject to the 20% AMT rate. The Company incurred current federal AMT of $1.4 million for the fiscal year ended December 31, 2008. In 2009 the Company generated a taxable loss resulting from accelerated depreciation on its WorldView-2 satellite. Current tax legislation allowed this loss to be carried back to prior years and generated a refund of all previously paid AMT.
NOTE 12. Benefit Plan
In October 1995, we adopted a 401(k) Savings and Retirement Plan (the 401(k) Plan), a tax-qualified plan covering substantially all of the Company’s employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401(k) plan. The 401(k) Plan provides that we may contribute matching contributions to the 401(k) Plan at the discretion of the Company’s management as approved by the board of directors. We recorded approximately $1.2 million, $1.5 million and $1.6 million of matching contribution expense for the years December 31, 2008, 2009, and 2010, respectively.
NOTE 13. Related Party Transactions
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
Morgan Stanley/Morgan Stanley & Co. Incorporated
The Company terminated its hedging arrangements with Morgan Stanley in April 2009 and paid the fair value of one swap in conjunction with the termination. The Company did not have any swaps at December 31, 2009 or December 31, 2010.
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
On September 21, 2010, the Company consummated a secondary offering of 6.9 million shares of common stock at $30.25 per share. Morgan Stanley served as a joint book-runner, and was a seller of the majority of the shares included in the offering, and received compensation in the amount of $5.7 million.

Notes to Consolidated Financial Statements
At December 31, 2009 and December 31, 2010, Morgan Stanley and its affiliates held 14.4 million and 7.5 million shares, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, five of our current board of directors were originally Morgan Stanley’s designees. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange. As a result of the reduction in Morgan Stanley’s ownership percentage subsequent to the sale of shares in the September 15, 2010 secondary offering, Morgan Stanley currently has the right to propose three directors for nominations to the Board of Directors, all of whom must be independent.
Beach Point Capital Management L.P. (assignee of Post Advisory Group LLC)
In January 2009, Beach Point Capital Management L.P. (Beach Point Capital) assumed certain rights and obligations from Post Advisory Group LLC. In connection with that assignment, Beach Point Capital became investment manager of certain funds that hold common stock of the Company.
In April 2009, we paid our senior subordinated notes in full. As a result of the repayment, all deferred financing fees paid to Beach Point Capital associated with this debt were expensed to the income statement in loss from early extinguishment of debt. As a result of the early extinguishment of debt, the Company paid a penalty of $0.9 million as a loss to Beach Point Capital.
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

Notes to Consolidated Financial Statements
Telespazio and its reseller and subsidiary, Eurimage S.p.A. (Eurimage), purchased approximately $1.6 million of products and services from the Company between January 1, 2009 and May 14, 2009.
NOTE 14. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $2.6 million and $3.6 million of net leasehold improvements at December 31, 2009 and 2010, respectively, which we are amortizing ratably over the remaining lease term.
Rent expense net of sublease income approximated $2.3 million, $3.6 million and $3.7 million, for the year ended December 31, 2008, 2009 and 2010, respectively.
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
Future minimum lease payments under all non-cancelable operating leases (net of aggregate future minimum non-cancelable sublease rentals) as of December 31, 2010 are summarized below:

	Operating	Other
	Leases	Commitments
2011	$3.5	$170.0
2012	3.3	57.1
2013	3.3	31.5
2014	2.6	7.5
2015	1.6	—
2016 and thereafter	2.9	—

Subtotal	$17.2	$266.1

Sublease rentals	(0.8)	—

Total	$16.4	$266.1

In addition to operating lease commitments, other contractual commitments related to the manufacture and delivery of key components for the Company’s EnhancedView program are included in the table above.
NOTE 15. Quarterly Results from Operations (unaudited)

	2009				2010
	For the Quarters Ended				For the Quarters Ended
(in millions)	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$67.2	$70.0	$71.8	$72.9	$77.1	$81.0	$80.5	$83.6

Income before income taxes	17.7	14.0	23.9	22.8	3.2	1.0	2.1	3.2
Income tax benefit (expense)	(7.1)	(5.6)	(9.3)	(9.0)	(1.7)	(0.5)	(1.3)	(1.9)

Net income	$10.6	$8.4	$14.6	$13.8	$1.5	$0.5	$0.8	$1.3

Earnings per share — basic	$0.24	$0.19	$0.33	$0.32	$0.03	$0.01	$0.02	$0.03

Earnings per share —diluted	$0.24	$0.19	$0.32	$0.30	$0.03	$0.01	$0.02	$0.03

NOTE 16. Subsequent Events
The Company has evaluated all subsequent events that have occurred from December 31, 2010 through February 28, 2011 and determined that there were no subsequent events that required disclosure in our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2010 our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control — Integrated Framework issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Control Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders (the Proxy Statement) and is incorporated herein by reference.
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
None required.
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

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
3.2	Amended and Restated By-laws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
4.2	Indenture relating to the senior secured notes, by and between DigitalGlobe, Inc. and U.S. Bank, National Association, as trustee, dated as of April 28, 2009 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
4.3	Form of DigitalGlobe, Inc. 10.50% Senior Secured Note Due 2014 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on April 27, 2010, Registration No. 333-166311).
10.1#	EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between the Company and National Geospatial-Intelligence Agency, dated August 6, 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.2#	WordView 3 Satellite Purchase Agreement 60150, by and between the Company and Ball Aerospace & Technologies Corp., dated September 1, 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.3#	Instrument Purchase Agreement 60151, by and between the Company and ITT Space Systems, LLC, dated September 1, 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.4#	Data Reception and Distribution Agreement, by and between DigitalGlobe, Inc. and Hitachi Software Engineering Co., Ltd., dated September 15, 2005, as amended by Amendments Number 1 to 4 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.5#	Direct Access Facility Purchase Agreement by and between DigitalGlobe, Inc. and Hitachi Software Engineering Co., Ltd., dated March 23, 2007, as amended by Amendment Number 1, dated as of July 10, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.6	Office Lease, dated March 19, 2004, by and between DigitalGlobe, Inc. and K/B Fund IV, (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.7*	First Amendment to Office Lease, dated September 10, 2004, between K/B Fund IV and DigitalGlobe, Inc.
10.8*	First Amendment to Lease, dated April 18, 2005, between Hub Properties Trust and DigitalGlobe, Inc.
10.9	Stockholders’ Agreement, dated as of July 9, 2003, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.10	Amendment to the Stockholders’ Agreement, dated as of March 24, 2008 among DigitalGlobe, Inc. and certain stockholders (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).

Exhibit
Number	Description
10.11*	Investor Agreement by and between DigitalGlobe, Inc. and Morgan Stanley & Co., Inc., dated as of April 28, 2009.
10.12**	Employment Agreement by and between DigitalGlobe, Inc. and Yancey L. Spruill, dated as of June 1, 2008 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.13**	Offer letter to A. Rafay Khan, dated as of December 31, 2008 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.14**	Severance Protection Agreement by and between Digital Globe, Inc and A. Rafay Khan, dated as of January 16, 2009 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.15*/**	Offer Letter to John Oechsle, dated as of May 22, 2010.
10.16*/**	Severance Agreement by and between DigitalGlobe, Inc. and John Oechsle, dated as of April 15, 2010.
10.17**	Offer Letter to J. Alison Alfers, dated as of December 13, 2007 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.18**	Severance Agreement by and between DigitalGlobe, Inc. and J. Alison Alfers, dated as of June 1, 2008 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.19**	Amended and Restated Employment Agreement by and between DigitalGlobe, Inc. and Jill Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.20**	Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, dated February 23, 2011 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 28, 2011).
10.21**	1995 Stock Option/Stock Issuance Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.22**	2007 Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.23**	Amended and Restated 1999 Equity Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150235)).
10.24**	2010 Success Sharing Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.25*/**	2011 Executive Success Sharing Plan (Executive & Director Bonus Plan)
10.26**	Form of Restricted Stock Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.27**	Form of Amendment to Employment Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.28**	Form of Amendment to Severance and Protection Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.29*/**	Form of Incentive Stock Option Award Agreement, 25% vest on 1 year Anniversary Monthly thereafter.
10.30*/**	Form of Incentive Stock Option Award Agreement, 25% vest annually.
10.31*/**	Form of Non-Qualifying Stock Option Award Agreement, 25% vest on 1 year Anniversary Monthly thereafter.
10.32*/**	Form of Non-Qualifying Stock Option Award Agreement, 25% vest annually.
10.33*/**	Form of Restricted Stock Award Agreement.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#	Confidential treatment has been requested with respect to portions of this exhibit.

*	Filed herewith.

**	Management contract or compensatory plan arrangement.

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

Signature	Title	Date

/s/ Jill D. Smith	President, Chief Executive Officer

Jill D. Smith	and Chairman of the Board (Principal Executive Officer)	28 February 2011

/s/ Yancey L. Spruill	Executive Vice President,

Yancey L. Spruill	Chief Financial Officer and Treasurer	28 February 2011

/s/ Carl Long	Chief Accounting Officer

Carl Long	(Principal Accounting Officer)	28 February 2011

/s/ Paul M. Albert, Jr.

Paul M. Albert, Jr.	Director	28 February 2011

/s/ Nick S. Cyprus

Nick S. Cyprus	Director	28 February 2011

/s/ General Howell M. Estes III

General Howell M. Estes III	Director	28 February 2011

/s/ Warren C. Jenson

Warren C. Jenson	Director	28 February 2011

/s/ Alden Munson Jr.

Alden Munson Jr.	Director	28 February 2011

/s/ James M. Whitehurst

James M. Whitehurst	Director	28 February 2011

/s/ Kimberly Till

Kimberly Till	Director	28 February 2011

/s/ Eddy Zervigon

Eddy Zervigon	Director	28 February 2011