Form 10-Q
period 2011-03-31
DIGITALGLOBE INC
filed 2011-05-03
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 29, 2011 there were 46,195,469 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in millions, except share and per share data)	2010	2011
Revenue	$77.1	$77.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	10.1	11.8
Selling, general and administrative	24.8	30.1
Depreciation and amortization	29.1	29.2

Income from operations	13.1	6.0
Other income (expense), net	—	0.1
Interest income (expense), net	(9.9)	(7.7)

Income (loss) before income taxes	3.2	(1.6)
Income tax (expense) benefit	(1.7)	0.9

Net income (loss)	$1.5	$(0.7)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$(0.02)

Diluted earnings (loss) per share	$0.03	$(0.02)

Weighted average common shares outstanding:
Basic	43.7	46.1

Diluted	46.1	46.1

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Balance Sheets

	December 31,	March 31,
(in millions, except share and per share data)	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.3	$163.7
Restricted cash	6.7	4.7
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $2.6, respectively	45.3	36.8
Prepaid and current assets	19.4	16.3
Deferred taxes	62.7	56.0

Total current assets	313.4	277.5
Property and equipment, net of accumulated depreciation of $478.2 and $507.4, respectively	879.1	920.2
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.7 and $7.7, respectively	0.3	0.3
Aerial image library, net of accumulated amortization of $21.1 and $21.7, respectively	1.9	2.2
Long-term restricted cash	13.6	12.5
Long-term deferred contract costs	42.1	43.2
Other assets, net	7.2	6.9

Total assets	$1,266.3	$1,271.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15.0	$9.2
Accrued interest	6.2	15.5
Other accrued liabilities	26.3	20.3
Current portion of deferred revenue	38.9	40.3

Total current liabilities	86.4	85.3
Long-term accrued liability	6.0	1.8
Deferred revenue	246.2	262.5
Deferred lease incentive	4.6	4.3
Long-term debt, net of discount	346.1	346.7
Long-term deferred tax liability, net	76.7	69.1

Total liabilities	$766.0	$769.7

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 46,073,691 shares issued and outstanding at December 31, 2010 and 46,243,757 shares issued and outstanding at March 31, 2011	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2010 and 50,395 shares at March 31, 2011	(0.7)	(0.9)
Additional paid-in capital	512.7	515.1
Accumulated deficit	(11.9)	(12.6)

Total stockholders’ equity	500.3	501.8

Total liabilities and stockholders’ equity	$1,266.3	$1,271.5

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in millions)	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1.5	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	29.1	29.2
EnhancedView deferred revenue	—	24.8
Recognition of pre-FOC payments	(6.4)	(6.4)
Amortization of aerial image library, deferred contract costs and lease incentive	1.2	1.7
Non-cash stock compensation expense	1.4	1.7
Amortization of debt issuance costs and debt discount	1.1	1.0
Deferred income taxes	1.6	(1.0)
Changes in working capital, net of investing activities:
Accounts receivable, net	7.3	8.5
Aerial image library	(0.1)	—
Prepaids and other assets	2.3	1.9
Accounts payable	(1.6)	(0.6)
Accrued liabilities	8.0	3.4
Deferred contract costs	(5.3)	(2.4)
Deferred revenue	4.0	(0.6)

Net cash flows provided by operating activities	44.1	60.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(3.3)	(78.3)
Other property, equipment and intangible additions	(1.0)	(1.3)
Decrease in restricted cash	0.6	3.1

Net cash flows used in investing activities	(3.7)	(76.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	(0.3)	—
Proceeds from exercise of stock options	5.2	0.6
Cash paid for treasury stock	—	(0.2)

Net cash flows provided by financing activities	4.9	0.4

Net increase (decrease) in cash and cash equivalents	45.3	(15.6)
Cash and cash equivalents, beginning of period	97.0	179.3

Cash and cash equivalents, end of period	142.3	163.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	0.1	0.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress and property, equipment and intangibles accruals, including interest	14.3	9.3
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
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2010 and 2011, included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All amounts included in the condensed consolidated financial statements for the three month periods ended March 31, 2010 and 2011, are unaudited. In the opinion of management, all adjustments consisting only of normal recurring adjustments, that are necessary for a fair presentation of the accompanying condensed consolidated financial statements, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by GAAP.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
Our principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. Our revenue is generated from: (i) sales of or royalties arising from licenses of imagery; and (ii) subscription services and other service arrangements.
Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. In certain customer arrangements, we have acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.
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
Subscriptions. The Company sells online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. Customers pay for the subscription at the beginning of the subscription period. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which the customer pays for their subscription to one of the Company’s web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Service Level Agreements (SLA). We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.
Multiple Deliverable Arrangements. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings based on the needs of its customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” The Company concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.
The Company has generally been unable to establish VSOE for any of our products due to the Company infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. The Company has been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors in the market. As the Company is unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices, and the Company’s go-to-market strategy.
The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the three months ended March 31, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.
While multiple deliverable arrangements occur throughout our business, the EnhancedView contract (EnhancedView) with National Geospatial-Intelligence Agency (NGA) and the Direct Access Program (DAP) make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The following is a description of the accounting for these arrangements.
EnhancedView. The EnhancedView contract contains multiple deliverables, including an SLA, infrastructure enhancements, and other services. We determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. We recognize revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of our constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.
Direct Access Program. Sales under the direct access program include construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements the facility is delivered upon completion and customer acceptance, and the maintenance and access services occur over several subsequent reporting periods. These arrangements have been treated as a single unit of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered items. Accordingly, all funds received are initially recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs. As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs are amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 3. NextView / EnhancedView Programs
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the three months ended March 31, 2011, we recognized approximately $37.6 million of revenue and we recorded $24.8 million of deferred revenue related to the EnhancedView SLA contract. Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that will be made available to NGA once WorldView-3 becomes operational, we anticipate a material increase in revenue once WorldView-3 reaches FOC.
Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10%, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash; however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the three months ended March 31, 2011, we had a holdback of $0.2 million, of which $0.1 million was utilized by NGA during the first quarter.
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

	Three months ended March 31,
(in millions)	2010	2011
Defense and Intelligence
Revenue	$62.6	$61.7
Cost of revenue excluding depreciation and amortization	3.0	2.7
Selling, general and administrative	2.8	2.5

Segment results of operations	56.8	56.5

Commercial
Revenue	14.5	15.4
Cost of revenue excluding depreciation and amortization	1.6	1.3
Selling, general and administrative	2.8	5.0

Segment results of operations	10.1	9.1

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	5.4	7.8
Selling, general and administrative	19.3	22.6
Depreciation and amortization	29.1	29.2

Unallocated costs	53.8	59.6

Income (loss) from operations	13.1	6.0
Other income (loss), net	—	0.1
Interest income (expense), net	(9.9)	(7.7)

Income (loss) before income taxes	$3.2	(1.6)

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. Property and Equipment
Property and equipment consisted of the following as of:

(in millions)	December 31, 2010	March 31, 2011
Construction in progress	$79.0	141.7
Computer equipment	126.4	134.0
Machinery and equipment	25.9	25.9
Furniture and fixtures	15.2	15.2
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,357.3	$1,427.6

Accumulated depreciation	(478.2)	(507.4)

Property and equipment, net	$879.1	$920.2

Construction in progress includes our WorldView-3 satellite, ground station construction, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $28.7 million and $29.2 million for the three months ended March 31, 2010 and 2011, respectively.
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
NOTE 6. Other Accrued Liabilities and Other Long-Term Liabilities

	December 31,	March 31,
(in millions)	2010	2011
Compensation and other employee benefits	$11.0	7.3
Accrued taxes	2.1	1.3
Accrued expense	7.0	6.1
Other	6.2	5.6

Total other accrued liabilities	$26.3	20.3

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of payments to third parties for work performed on our direct access facilities. Accrued expense also includes amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite. Other accruals consist of third party commission expense, accounting fees and the current portion of deferred lease incentives. Other long-term liabilities consist of future payments related to the construction of one of our DAFs.
During the first quarter of 2011, we entered into an agreement to accelerate the on-orbit incentive payments and have paid the agreed upon amount in full as of March 31, 2011. The early payment resulted in a one-time gain of $0.1 million, which is reflected in other income (expense) in the Statement of Operations.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 7. Debt
Letters of Credit
At December 31, 2010 and March 31, 2011, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At December 31, 2010 and March 31, 2011, we had $19.1 million and $16.0 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements. The letters of credit, and related restricted cash amounts will be released when the respective contract obligations have been fulfilled by the Company.
Senior Secured Notes
We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which are recorded in deferred financing costs. As of December 31, 2010 and March 31, 2011, the senior secured notes had an outstanding balance of $346.1 million and $346.7 million, respectively, and mature on May 1, 2014. The Company has the right to call the senior secured notes at a predetermined price beginning on May 1, 2012. The senior secured notes are guaranteed by our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,246.0 million and $1,254.3 million as of December 31, 2010 and March 31, 2011, respectively. DigitalGlobe, Inc. (the parent company) is the issuer and certain of our subsidiaries are guarantors under the senior secured notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries are discussed in more detail in Note 14. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.
In May 2010, the Company offered to exchange up to $355.0 million aggregate principal amount of the senior secured notes for notes that have been registered under the Securities Act of 1933, as amended. The terms of the registered notes are the same as the terms of the original notes, except that the notes are now registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company has accepted the exchange of $355.0 million aggregate principal amount of the senior secured notes that were properly tendered.
Interest expense, accretion of debt discount and amortization of the deferred financing fees were $9.3 million, $0.6 million and $0.5 million, respectively, for the three months ended March 31, 2010 of which $0.1 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended March 31, 2011 were $9.3 million, $0.6 million and $0.5 million, respectively, of which $3.1 million was capitalized to assets under construction.
Our future debt payments include the maturity of the senior secured notes in May 2014, at which time we will owe the full obligation amount of $355.0 million.
NOTE 8. Fair Values of Financial Instruments
The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

	Fair Value Measurements at December 31, 2010:
			Significant
	Total Carrying	Quoted prices	other	Significant
	Value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
(in millions)	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$98.7	$98.7	$—	$—

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Fair Value Measurements at March 31, 2011:
			Significant
	Total Carrying	Quoted prices	other	Significant
	Value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
(in millions)	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$74.0	$74.0	—	—
Our cash equivalents consist of investments acquired with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2010 and March 31, 2011, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments at December 31, 2010 and March 31, 2011.
The Company’s senior secured notes are traded on an active market. The fair value of the senior secured notes is based in part on quoted market rates and evaluated by the Company.

	December 31, 2010		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value
Senior Secured Notes	$346.1	$403.8	$346.7	$401.6
NOTE 9. Shareholders’ Equity and Other Comprehensive Income (Loss)
On May 14, 2009, the Company completed an IPO consisting of 14.7 million shares of common stock at $19.00 per share. The total shares sold in the offering included 13.3 million shares sold by selling stockholders and 1.4 million shares sold by the Company. On September 15, 2010, the Company priced a secondary offering of shares of common stock at $30.25 per share. The Company did not receive proceeds from the sale of the shares of its common stock in the secondary offering, therefore we expensed $0.4 million of the costs associated with the offering. At March 31, 2011, the Company’s Board of Directors had the authority to issue 250.0 million shares of common stock. At March 31, 2011, 46.2 million shares of common stock were issued and outstanding.
Treasury Stock
There were no repurchases during 2010 or the first three months of 2011. During the first quarter of 2011, certain participants elected to use shares to pay for minimum taxes due, in accordance with the 2007 Employee Stock Option Plan, at the time their restricted stock vested. During the first quarter of 2011, 6,356 shares were used to pay taxes, therefore included in treasury shares.
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

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of stock option activity for the three months ended March 31, 2011 is presented below:

	Options Outstanding
			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in millions)(1)
Outstanding — December 31, 2010	2,991,850	$22.96	7.65	$26.2

Granted	366,607	30.06
Exercised	23,586	25.19
Forfeited/Expired	19,908	26.72

Outstanding — March 31, 2011	3,314,963	$23.71	7.63	$15.7

Exercisable — December 31, 2010	1,786,744	$21.72	6.92	$17.9
Exercisable — March 31, 2011	1,924,521	$21.83	6.73	$11.9

(1)
Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2010 and March 31, 2011, respectively that option holders would have realized had they exercised their options as of that date.

During the first quarter of 2011, the Company awarded 132,545 shares of restricted stock to certain employees which will vest over four years. During the first quarter of 2011, the Company awarded 4,837 unrestricted shares to members of our independent board of directors pursuant to applicable compensation plans which vest immediately on the date of grant.

		Weighted
		Average Grant
Non-vested Restricted Stock	No. of Shares	Date Fair Value
Non-vested at December 31, 2010	217,860	$30.45
Granted	137,382	29.85
Forfeited	1,202	32.37
Vested	23,996	24.64

Non-vested at March 31, 2011	330,044	$30.61

NOTE 10. Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested restricted shares. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.
The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2011
Basic earnings (loss) per share:
Net income (loss)	$1.5	$(0.7)

Basic weighted average number of common shares outstanding	43.7	46.1

Assuming exercise of stock options and restricted shares	2.4	—

Diluted weighted average number of common shares outstanding, as adjusted	46.1	46.1

Earnings (loss) per share:
Basic	$0.03	$(0.02)

Diluted	$0.03	$(0.02)

The number of options and restricted shares that were excluded from EPS, calculated as the effects thereof were antidilutive were 0.7 million and 3.6 million for the three months ended March 31, 2010 and 2011, respectively.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. Related Party Transactions
Morgan Stanley / Morgan Stanley & Co. Incorporated
On September 21, 2010, the Company consummated a secondary offering of 6.9 million shares of common stock at $30.25 per share. Morgan Stanley served as a joint book-runner, and was a seller of the majority of the shares included in the offering, and received compensation in the amount of $5.7 million.
At December 31, 2010 and March 31, 2011, Morgan Stanley and its affiliates held 7.5 million, or 16.1%, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, five of our current board of directors were originally Morgan Stanley’s designees. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange. As a result of the reduction in Morgan Stanley’s ownership percentage subsequent to the sale of shares in September 2010 secondary offering, Morgan Stanley currently has the right to propose three directors for nominations to the Board of Directors, all of whom must be independent.
NOTE 12. Commitments and Contingencies
The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.6 million and $3.1 million of net leasehold improvements at December 31, 2010 and March 31, 2011, respectively, which we are amortizing ratably over the remaining lease term.
Rent expense net of sublease income approximated $0.7 million and $0.6 million, for the three months ended March 31, 2010 and 2011, respectively.
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
NOTE 13. Subsequent Events
On April 4, 2011, Ms. Jill D. Smith, Chief Executive Officer of the Company, terminated her employment, concurrent with the commencement of employment of Jeffrey R. Tarr as President and CEO. The provisions in Ms. Smith’s Amended and Restated Employment agreement resulted in a modification in the option and stock awards that she previously received. This modification included continued vesting of her awards through the end of her non-compete agreement with an extension of the exercise period of 90 days beyond the end date of her non-compete agreement with the Company. This modification will result in a $5.1 million non-cash charge to stock compensation expense during the second quarter.
During the first quarter of 2011, the Company received approval from the National Oceanic and Atmospheric Administration (NOAA) to raise the operating orbit of the QuickBird satellite. The orbital adjustment commenced on March 21, 2011, and was completed on April 7, 2011. The QuickBird satellite is now operating at an orbital altitude of 482 kilometers, an increase from its prior orbit altitude of 450 kilometers. We anticipate that the new orbit altitude will result in an extension of the anticipated useful life of the QuickBird satellite.

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. Guarantor Subsidiaries
The Company’s payment obligations for the senior secured notes (Note 7) are guaranteed by certain of our subsidiaries. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. For the three months ended March 31, 2011, the income in the subsidiary guarantors was greater than 3% of our total pretax income, thus we have provided the financial information below for the parent and subsidiary guarantors. Financial information for our non-guarantor subsidiary has not been presented as the financial condition, results of operations and cash flows of our non-guarantor subsidiary are minor.
For this guarantor financial information, investments in subsidiaries are accounted for by the parent company using the equity method of accounting. Net income (loss) of the guarantor subsidiaries is, therefore, reflected in the parent company’s investments in subsidiaries. Net income (loss) of the guarantor subsidiaries is reflected in parent company as equity income (loss) in consolidated subsidiaries. The elimination entries eliminate investments in subsidiaries and the equity income (loss) in subsidiaries as well as intercompany balances and transactions for consolidated reporting purposes.
Supplemental Unaudited Condensed Consolidating Statement of Operations
For the three months ended March 31, 2011

		100% Owned
		Guarantor
(in millions)	Parent Company	Subsidiaries	Eliminating Entries	Consolidated
Revenue	$77.1	$3.9	$(3.9)	$77.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	11.8	—	—	11.8
Selling, general and administrative	30.2	3.8	(3.9)	30.1
Depreciation and amortization	29.2	—	—	29.2

Income from operations	5.9	0.1	—	6.0
Other income (expense), net	0.1	—	—	0.1
Interest income (expense), net	(7.7)	—	—	(7.7)

Income (loss) before income taxes	(1.7)	0.1	—	(1.6)
Income tax (expense) benefit	0.9	(0.0)	—	0.9

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	(0.8)	0.1	—	(0.7)
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Net income (loss)	$(0.7)	$0.1	$(0.1)	$(0.7)

Supplemental Unaudited Condensed Consolidating Statement of Operations
For the three months ended March 31, 2010

		100% Owned
		Guarantor
(in millions)	Parent Company	Subsidiaries	Eliminating Entries	Consolidated
Revenue	$77.1	$2.0	$(2.0)	$77.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	10.1	—	—	10.1
Selling, general and administrative	24.9	1.9	(2.0)	24.8
Depreciation and amortization	29.1	—	—	29.1

Income from operations	13.0	0.1	—	13.1
Interest income (expense), net	(9.9)	—	—	(9.9)

Income (loss) before income taxes	3.1	0.1	—	3.2
Income tax (expense) benefit	(1.7)	(0.0)	—	(1.7)

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	1.4	0.1	—	1.5
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Net income (loss)	$1.5	$0.1	$(0.1)	$1.5

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of March 31, 2011

		100% owned
		Guarantor	Eliminating
(in millions, except share and per share data)	Parent	Subsidiaries	Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$163.6	$0.1	$—	$163.7
Restricted cash	4.7	—	—	4.7
Accounts receivable, net	36.8	1.5	(1.5)	36.8
Prepaid and current assets	16.3	—	—	16.3
Deferred taxes	56.0	—	—	56.0

Total current assets	277.4	1.6	(1.5)	277.5
Property and equipment, net	920.1	0.1	—	920.2
Goodwill	8.7	—	—	8.7
Intangibles, net	0.3	—	—	0.3
Aerial image library, net	2.2	—	—	2.2
Long-term restricted cash	12.5	—	—	12.5
Long-term deferred contract costs	43.2	—	—	43.2
Other assets, net	6.8	0.1	—	6.9
Investments in subsidiaries	0.8		(0.8)	—

Total assets	$1,272.0	$1.8	$(2.3)	$1,271.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10.7	$—	$(1.5)	$9.2
Accrued interest	15.5	—	—	15.5
Other accrued liabilities	19.3	1.0	—	20.3
Current portion of deferred revenue	40.3	—	—	40.3

Total current liabilities	85.8	1.0	(1.5)	85.3
Long-term accrued liability	1.8	—	—	1.8
Deferred revenue	262.5	—	—	262.5
Deferred lease incentive	4.3	—	—	4.3
Long-term debt, net of discount	346.7	—	—	346.7
Long-term deferred tax liability, net	69.1	—	—	69.1

Total liabilities	$770.2	$1.0	$(1.5)	$769.7

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	501.8	0.8	(0.8)	501.8

Total liabilities and stockholders’ equity	$1,272.0	$1.8	$(2.3)	$1,271.5

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2010

		100% owned
		Guarantor	Eliminating
(in millions, except share and per share data)	Parent	Subsidiaries	Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.2	$0.1	$—	$179.3
Restricted cash	6.7	—	—	6.7
Accounts receivable, net	45.3	1.4	(1.4)	45.3
Prepaid and current assets	19.3	0.1	—	19.4
Deferred taxes	62.7	—	—	62.7

Total current assets	313.2	1.6	(1.4)	313.4
Property and equipment, net	879.0	0.1	—	879.1
Goodwill	8.7	—	—	8.7
Intangibles, net	0.3	—	—	0.3
Aerial image library, net	1.9	—	—	1.9
Long-term restricted cash	13.6	—	—	13.6
Long-term deferred contract costs	42.1	—	—	42.1
Other assets, net	7.1	0.1	—	7.2
Investments in subsidiaries	0.7		(0.7)	—

Total assets	$1,266.6	$1.8	$(2.1)	$1,266.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16.2	$0.2	$(1.4)	$15.0
Accrued interest	6.2	—	—	6.2
Other accrued liabilities	25.4	0.9	—	26.3
Current portion of deferred revenue	38.9	—	—	38.9

Total current liabilities	86.7	1.1	(1.4)	86.4
Long-term accrued liability	6.0	—	—	6.0
Deferred revenue	246.2	—	—	246.2
Deferred lease incentive	4.6	—	—	4.6
Long-term debt, net of discount	346.1	—	—	346.1
Long-term deferred tax liability, net	76.7	—	—	76.7

Total liabilities	$766.3	$1.1	$(1.4)	$766.0

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	500.3	0.7	(0.7)	500.3

Total liabilities and stockholders’ equity	$1,266.6	$1.8	$(2.1)	$1,266.3

DigitalGlobe, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental Unaudited Condensed Statement of Cash Flows
As of March 31, 2011

		100% Owned
		Guarantor
(in millions)	Parent	Subsidiaries	Consolidated
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$60.6	$(0.1)	$60.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(78.3)	—	(78.3)
Other property, equipment and intangible additions	(1.3)	—	(1.3)
Decrease in restricted cash	3.1	—	3.1

Net cash flows used in investing activities	(76.5)	—	(76.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	—	—	—
Proceeds from exercise of stock options	0.6	—	0.6
Cash paid for treasury stock	(0.2)	—	(0.2)

Net cash flows provided by financing activities	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	(15.5)	—	(15.6)
Cash and cash equivalents, beginning of period	179.1	0.2	179.3

Cash and cash equivalents, end of period	163.6	0.1	163.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	0.7	—	0.7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	$9.3	$—	$9.3
Supplemental Unaudited Condensed Statement of Cash Flows
As of March 31, 2010

		100% owned
		Guarantor
(in millions)	Parent	Subsidiaries	Parent
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$44.1	$—	$44.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(3.3)	—	(3.3)
Other property, equipment and intangible additions	(1.0)	—	(1.0)
Decrease in restricted cash	0.6	—	0.6

Net cash flows used in investing activities	(3.7)	—	(3.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	(0.3)	—	(0.3)
Proceeds from exercise of stock options	5.2	—	5.2

Net cash flows provided by financing activities	4.9	—	4.9

Net increase (decrease) in cash and cash equivalents	45.3	—	45.3
Cash and cash equivalents, beginning of period	97.0	—	97.0

Cash and cash equivalents, end of period	142.3	—	142.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	0.1	—	0.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	$14.3	—	$14.3

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Products and Services
We offer earth imagery products and services that are comprised of imagery from our three-satellite constellation, and aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to the customer’s specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example CitySphere, an ImageLibrary product, features color imagery for 300 of the world’s largest cities that is refreshed on a routine basis.
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

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (3D) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3D maps and for flight simulations.
We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (FTP), and physical media such as CD, DVD, and hard drive. We offer an additional distribution option through our Direct Access Program (DAP) that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date, we have signed five customer contracts for our DAP.
We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services.
Significant Customer
In September 2003, we entered into the NextView agreement with the National Geospatial-Intelligence Agency (NGA) under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the date WorldView-1 became operational. The $266.0 million was used to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. In January 2008, we amended the NextView agreement from image-based ordering to a service level agreement (NextView SLA) and increased the amount we received under the NextView agreement from $265.0 million to $311.0 million. On June 25, 2009, the NextView SLA agreement was further amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010 the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1, 2010 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010, and on July 13, 2010 exercised its second monthly option to extend through August 31, 2010. The NextView SLA expired August 31, 2010.
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
The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract assuming NGA exercises all of its options and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we are constructing our next satellite, WorldView-3, as well as certain other infrastructure improvements.
We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. Our WorldView-3 satellite is expected to be ready for launch in the second half of 2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. We recognized approximately $12.5 million of revenue monthly through March 31, 2011, under the EnhancedView contract. Given the significant amount of constellation capacity expected to be generated by our WorldView-3 satellite and the increasing percentage of capacity that NGA will acquire from us once the WorldView-3 satellite becomes operational, we anticipate a material increase in revenue once the WorldView-3 satellite reaches FOC.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment scheduled, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash; however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the three months ended March 31, 2011, we had a holdback of $0.2 million, of which $0.1 million was utilized by NGA during the first quarter 2011.
Revenue
Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers.
We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. Our imagery products and services are comprised of imagery that we process to varying levels according to the customers’ specifications. We deliver our products and services using the distribution method that best suits our customers needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports.

	Three Months Ended March 31,
(in millions)	2010	2011
Revenue
Defense and Intelligence	$62.6	$61.7
Commercial	14.5	15.4

Total Revenue	$77.1	$77.1

Revenue as a percent of total
Defense and Intelligence	81.2%	80.0%
Commercial	18.8%	20.0%

Total Revenue	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	Three Months Ended March 31,
(in millions)	2010	2011
Revenue
U.S.	$56.5	$53.5
Foreign	20.6	23.6

Total Revenue	$77.1	$77.1

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
Our other defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our other customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from our defense and intelligence customers has historically been largely from tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. We sell to our defense and intelligence customers both directly and through resellers.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
By the second half of 2010, we had commissioned four of our DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. We do not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. We earn revenue based on facility and maintenance amortization and access minute fees. We currently expect to commission our fifth DAP customer’s ground terminal during the first quarter of 2012.
The costs associated with the DAPs are deferred until the commencement of operations, and are being amortized to cost of revenue associated with the DAP. We amortize the cost of each facility ratably over the customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

	Three Months Ended March 31,
(in millions)	2010	2011
Defense and Intelligence revenue
U.S. and Canada revenue
NGA SLA	$37.7	$37.6
Other revenue and value added services	8.5	6.2
Amortization of pre-FOC payments related to NextView	6.4	6.4

Total U.S. and Canada revenue	$52.6	$50.2

International revenue, excluding Canada	$5.0	$2.1
DAP revenue	5.0	9.4

Total international revenue, excluding Canada	$10.0	11.5

Total defense and intelligence revenue	$62.6	$61.7

Revenue as a Percent of Total
U.S. and Canada	84.0%	81.4%
International, excluding Canada	16.0%	18.6%

	100.0%	100.0%

Reseller and Direct Sales
Direct Sales	96.2%	98.0%
Resellers	3.8%	2.0%

	100.0%	100.0%
Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three Months Ended March 31,
Customer	2010	2011
NGA	66.2%	64.4%
Hitachi Solutions, Ltd.	8.0%	10.6%
Commercial Revenue
Our commercial business consists of both traditional customers, primarily civil governments and agencies, as well as energy, telecommunications, utility and agricultural companies that use our content for mapping, monitoring, analysis and planning activities. Our Commercial business also includes customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market. We call this second type of customer an integrated information customer. The Company has defined Americas to include North America, South America and Central America and International to include all commercial revenue outside of the Americas.
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
For the three months ended March 31, 2010 and 2011, we generated approximately 24.2% and 17.5% of our commercial revenue from paid tasking, respectively, 75.8% and 82.5% from our ImageLibrary, respectively.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three months ended March 31, 2010 and 2011, our top five commercial customers accounted for 44.4% and 46.0% of our commercial revenue. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

	Three months ended March 31,
(in millions)	2010	2011
Commercial Revenue
Americas	$5.4	$5.8
International	9.1	9.6

Total commercial revenue	$14.5	$15.4

Revenue as a Percent of Total
Americas revenue	37.2%	37.7%
International revenue	62.8%	62.3%

Reseller and Direct Sales
Direct sales	34.0%	39.0%
Resellers	66.0%	61.0%
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
Our selling, general and administrative expenses consist primarily of labor, benefits, travel, rent, insurance, utilities and related overhead costs, third-party consultant payments, sales commissions and marketing expenses. Our total selling, general and administrative expenses have been increasing in recent years, and we expect the increase in costs to continue as we expand our sales and administrative resources to enable our revenue growth and increase capacity for product sales and distribution.
The increase in selling, general and administrative expenses may be offset in future years by the capitalization of labor costs incurred in the development of new assets, especially during the construction of a new satellite. With the initiation of our WorldView-3 satellite and other capital investments related to the EnhancedView program, we anticipate we will be capitalizing increasing amounts of direct labor costs that are associated with the development of these programs.
Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets.
Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and may be capitalized as a cost of our satellite construction. As we increase capital expenditures, primarily related to the construction of our WorldView-3 satellite and related ground stations, we expect the interest that is capitalized to increase until the successful commission of our satellite.
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

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
The following tables summarize our historical results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,		Change
(in millions)	2010	2011	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$62.6	$61.7	$(0.9)	(1.4)%
Commercial revenue	14.5	15.4	0.9	6.2

Total revenue	77.1	77.1	—	—
Cost of revenue excluding depreciation and amortization	10.1	11.8	1.7	16.8
Selling, general and administrative	24.8	30.1	5.3	21.4
Depreciation and amortization	29.1	29.2	0.1	0.3

Income from operations	13.1	6.0	(7.1)	(54.2)
Other income (expense), net	—	0.1	0.1	100.0
Interest income (expense), net	(9.9)	(7.7)	2.2	22.2

Income (loss) before income taxes	3.2	(1.6)	(4.8)	(150.0)
Income tax (expense) benefit	(1.7)	0.9	2.6	152.9

Net income (loss)	$1.5	$(0.7)	$(2.2)	(146.7)%

	Three Months Ended
	March 31,
	2010	2011
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	13.1	15.3
Selling, general and administrative	32.2	39.0
Depreciation and amortization	37.7	37.8

Income from operations	17.0	7.9
Other income (expense), net	—	0.1
Interest income (expense), net	12.8	(10.0)

Income (loss) before income taxes	4.2	(2.0)
Income tax (expense) benefit	2.2	1.2

Net income (loss)	2.0%	(0.8)%

Total revenue was the same for the first quarter of 2011 as compared to the first quarter of 2010, at $77.1 million. The $0.9 million decrease in Defense and Intelligence revenue during the first quarter of 2011, to $61.7 million, was due to a $2.6 million decrease in NGA projects and a $2.8 million decrease in government related international sales, offset by a $4.5 million increase in our direct access programs. The $0.9 million increase in Commercial revenue to $15.4 million, for the first quarter of 2011, was driven by a $0.4 million increase in consumer revenue in the Americas, and a $0.4 million increase in international sales, specifically in Asia.
The $1.7 million increase in cost of revenue during the first quarter of 2011, to $11.8 million, is primarily attributable to a $1.5 million increase in labor related costs due to headcount growth. First quarter of 2011 cost of revenue as a percentage of revenue was 15.3%, a 2.2% increase from 13.1% for the first quarter of 2010. Labor capitalization is expected to increase over the remainder of 2011 and throughout the construction of our WorldView-3 satellite.
The increase of $5.3 million, in selling, general and administrative costs during the first quarter of 2011, to $30.1 million, was attributable to (i) $4.0 million increase in labor related costs driven by increased headcount, (ii) $1.8 million increase in bad debt expense, and (iii) $0.3 million increase in third-party commissions. These increases were offset by a $1.3 million decrease in costs to insure our satellite constellation, primarily driven by a reduced insurance premium for WorldView-2 as the satellite is in year two of on-orbit insurance. First quarter of 2011 selling, general and administrative expenses as a percentage of revenue was 39.0%, a 6.8% increase from 32.2% in the first quarter of 2010.
Depreciation and amortization during the first quarter of 2011 increased by $0.1 million, or 0.3% as compared to the first quarter of 2010.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other income (expense), net, increased $0.1 million from first quarter of 2010. This increase was due to the accelerated on-orbit incentive payment that we paid in full, during the first quarter of 2011.
Interest expense was $7.7 million, a decrease of 22.2%, from $9.9 million during the first quarter of 2010. Approximately 29.2% of our interest was capitalized on capital projects during the first quarter of 2011. During the third quarter of 2010, the Company started the construction of the WorldView-3 satellite. As a result of this construction, we expect our capital expenditures to increase during the remainder of 2011, and we therefore anticipate that more of our interest will be capitalized.
In order to calculate our income tax expense, we performed an analysis of our projected 2011 operating results to determine an effective overall tax rate to be applied for each quarter of 2011. This annualized rate does not include the effects of certain discrete items which must be included in the quarter that they occur. In the first quarter of 2011, we expect to have an annualized effective tax rate of approximately 53.7% exclusive of any discrete items. This estimated effective tax rate is based upon current forecasted income and expenses for the entire 2011 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results.
Assets
The Company’s total assets increased $5.2 million during the first quarter in 2011, as compared to December 31, 2010, primarily as a result of an increase in property and equipment, offset by a decrease in cash and accounts receivable. The Company’s property and equipment balance increased $41.1 million, to $920.2 million primarily due to an increase in construction in progress due to the construction of the WorldView-3 satellite and other infrastructure projects, offset by depreciation. The Company’s cash balance decreased $15.6 million, to $163.7 million, due to increased capital expenditures related to the WorldView-3 satellite and other infrastructure projects. Accounts receivable decreased $8.5 million, to $36.8 million, due to timing of receipt of payments from customers.
Other Balance Sheet Measures
Other accrued liabilities decreased $6.0 million during the three months ended March 31, 2011 from December 31, 2010, primarily due to a $3.7 million change in employee related compensation accruals and a $3.1 million decrease in the current liability portion of on-orbit incentive payments related to the operation of the WorldView-2 satellite.
Long-term accrued liabilities decreased $4.2 million during the first quarter of 2011 as compared to 2010 primarily as a result of the settlement of on-orbit incentive payments. As of March 31, 2011, the company has no more obligations with regards to these incentive payments.
Deferred revenue increased $16.3 million during the first quarter of 2011 from 2010, primarily due to deferral of $24.8 million of the EnhancedView SLA monthly payment, offset by a $6.4 million decrease from recognizing pre-FOC payments and a $2.1 million decrease due to recognizing deferred revenue from the DAP.
Liquidity and Capital Resources
We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 64.4% of our consolidated revenue for the three months ended March 31, 2011. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In summary, our cash flows were:

	Three months ended
	March 31,
(in millions)	2010	2011
Net cash provided by operating activities	$44.1	$60.5
Net cash used in investing activities	(3.7)	(76.5)
Net cash provided by financing activities	$4.9	$0.4
During the first quarter of 2011, our operating cash flow increased by $16.4 million to $60.5 million, compared to the first quarter of 2010. This increase was primarily as a result of an increase in deferred revenue due to the EnhancedView SLA contract. There were also decreases in accrued liabilities and long-term liabilities due primarily to the settlement of our on-orbit incentive payments in the first quarter of 2011.
Cash flows used in investing activities increased from $3.7 million in the first quarter of 2010 to $76.5 million in the first quarter of 2011, primarily due to an increase in capital expenditures related to construction of WorldView-3 and related infrastructure. We anticipate capital expenditures to increase throughout the remainder of 2011 and thereafter, until the completion of WorldView-3.
Cash provided by financing activities decreased from $4.9 million in the first quarter of 2010 to $0.4 million in the first quarter of 2011. During the first quarter of 2010 there was $5.2 million of stock option exercises related to a large number of options that had expiration dates during the first quarter. Also, during the first quarter of 2011, participants elected to use shares to pay their minimum taxes due when their restricted stock vested.
Senior Secured Notes
On April 28, 2009, we issued $355.0 million principal amount of our senior secured notes. Gross proceeds of $341.8 million were used to repay our senior credit facility and senior subordinated notes in full and pay fees and expenses associated with the transaction. The remaining proceeds will be used for general corporate purposes. The senior secured notes mature on May 1, 2014. The senior secured notes are guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of certain of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites in operation. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 of each year.
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
Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2011.
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
Non-GAAP Disclosures
Reconciliation of Net Income (loss) to Adjusted EBITDA

	Three months ended
	March 31,
(in millions)	2010	2011
Net income (loss)	$1.5	$(0.7)
Depreciation and amortization	29.1	29.2
Interest (income) expense, net	9.9	7.7
Income tax expense (benefit)	1.7	(0.9)
Non-cash stock compensation expense	1.4	1.7
EnhancedView deferred revenue	—	16.5
EnhancedView outstanding invoices not yet paid by NGA	—	8.3
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)

Adjusted EBITDA	$37.2	$55.4

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
Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is also a key driver of the company-wide bonus incentive plan. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.
We believe that the elimination of material non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these items in combination with the addition of the nonrefundable EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA as well as the elimination of amortization of pre-FOC payments related to NextView, facilitate comparison of our operating performance to companies in our industry. We believe this Adjusted EBITDA measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.
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

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Our critical accounting policies are described under the caption “Critical Accounting Policies” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2011. Due to the adoption of ASU 2009-13, “Multiple —Deliverable revenue arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements”, we have updated our critical account policies to reflect this adoption.
Revenue Recognition
Our principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. Our revenue is generated from: (i) sales of or royalties arising from licenses of imagery; and (ii) subscription services and other service arrangements.
Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. In certain customer arrangements, we have acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.
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
Subscriptions. The Company sells online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. Customers pay for the subscription at the beginning of the subscription period. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which the customer pays for their subscription to one of the Company’s web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.
Service Level Agreements (SLA). We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.
Multiple Deliverable Arrangements. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings based on the needs of its customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” The Company concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.
The Company has generally been unable to establish VSOE for any of our products due to the Company infrequently selling each deliverable separately, or only having a limited sales history, such as in the case of new or emerging products. The Company has been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors in the market. As the Company is unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices, and the Company’s go-to-market strategy.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the three months ended March 31, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.
While multiple deliverable arrangements occur throughout our business, the EnhancedView contract with National Geospatial-Intelligence Agency (NGA) (EnhancedView) and the Direct Access Program (DAP) make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The following is a description of the accounting for these arrangements.
EnhancedView. The EnhancedView contract contains multiple deliverables, including an SLA, infrastructure enhancements, and other services. We determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. We recognize revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of our constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.
Direct Access Program. Sales under the direct access program include construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements the facility is delivered upon completion and customer acceptance, and the maintenance and access services occur over several subsequent reporting periods. These arrangements have been treated as a single unit of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered items. Accordingly, all funds received are initially recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs. As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs are amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2011. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the first quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2011. There have been no material changes to our Risk Factors since the filing of our Annual Report.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
2.1 UNREGISTERED SALES OF EQUITY SECURITIES
None.
2.2 USE OF PROCEEDS FROM PUBLIC OFFERING OF COMMON STOCK
On May 13, 2009, our registration statement (File No. 333-150235) was declared effective for our IPO, pursuant to which we sold 1,366,256 shares of common stock.
As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley & Co., Incorporated, affiliate owns 10% or more of our equity securities. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 5.	Other Information
None.

DigitalGlobe, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 6.	EXHIBIT INDEX
Exhibit Index

Exhibit
Number		Description
10.25	*
2011 Executive Success Sharing Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, Commission File No. 001-34299).

10.34	*
Employment Agreement, effective February 23, 2011, by and between DigitalGlobe, Inc. and Jeffrey R. Tarr (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2011, Commission File No. 001-34299 ).

31.1	†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011 formatted in eXtensible Business Reporting Language (XBRL):
(i.) Unaudited Condensed Consolidated Statements of Operations
(ii.) Unaudited Condensed Consolidated Balance Sheets
(iii.) Unaudited Condensed Consolidated Statements of Cash Flows
(iv.) Related notes, tagged or blocks of text.

†	Filed or furnished herewith.

*	Constitutes a management contract or compensatory plan or arrangement.

+
XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2011	/s/Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number		Description
10.25	*
2011 Executive Success Sharing Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, Commission File No. 001-34299).

10.34	*
Employment Agreement, effective February 23, 2011, by and between DigitalGlobe, Inc. and Jeffrey R. Tarr (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2011, Commission File No. 001-34299 ).

31.1	†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011 formatted in eXtensible Business Reporting Language (XBRL):
(i.) Unaudited Condensed Consolidated Statements of Operations
(ii.) Unaudited Condensed Consolidated Balance Sheets
(iii.) Unaudited Condensed Consolidated Statements of Cash Flows
(iv.) Related notes, tagged or blocks of text.

†	Filed or furnished herewith.

*	Constitutes a management contract or compensatory plan or arrangement.

+
XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections