Form 10-Q/A
period 2010-09-30
DIGITALGLOBE INC
filed 2011-05-24
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Item 6. Exhibits
SIGNATURE
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 of DigitalGlobe, Inc. (the “Company”) is being filed for the sole purpose of filing updated versions of Exhibits 10.1, 10.2 and 10.3 and to include updated certifications. The Company has modified its request for confidential treatment of these exhibits and has included the revised versions of such agreements to reflect the modified request. Except for Part II, Item 6, this Amendment No. 1 does not include the text of the Original Filing and does not update or modify any of the disclosures or other information contained in the Original Filing.

1

Item 6. Exhibits

Exhibit
No.		Description
10.1	*	EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between the Company and National Geospatial-Intelligence Agency, dated August 6, 2010.

10.2	*	WorldView 3 Satellite Purchase Agreement 60150, by and between the Company and Ball Aerospace & Technologies Corp., dated September 1, 2010.

10.3	*	Instrument Purchase Agreement 60151, by and between the Company and ITT Space Systems, LLC, dated September 1, 2010.

31.1		Certificate of the Chief Executive Officer and President of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	#	Certificate of the Chief Executive Officer and the Chief Financial Officer of DigitalGlobe, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#	Previously filed.

2

SIGNATURE
DIGITALGLOBE, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

3