Form 10-K/A
period 2010-12-31
DIGITALGLOBE INC
filed 2011-05-27
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34299
DIGITALGLOBE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1420852 (I.R.S. Employer Identification No.)

1601 Dry Creek Drive, Suite 260
Longmont, CO (Address of principal executive offices)	80503 (Zip Code)
(303) 684-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	New York Stock Exchange
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

EXPLANATORY NOTE
DigitalGlobe, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on February 28, 2011 (the “Annual Report”), solely for the purpose of refiling revised exhibits 31.1 and 31.2. The revised exhibits include the language in the introductory paragraph of paragraph 4 and paragraph 4(b) of the certifications required by Item 601(b)(31) which was inadvertently omitted from such certifications when originally filed.
This Amendment does not reflect events occurring after the date of the original filing of the Annual Report or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Annual Report as originally filed. This Amendment consists solely of the preceding cover page, this explanatory note, each of the revised certifications filed as exhibits to this Amendment.

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
Date: May 27, 2011

DIGITALGLOBE, INC.
By:	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer and Treasurer

4