Form 10-Q
period 2011-06-30
DIGITALGLOBE INC
filed 2011-08-02
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 29, 2011 there were 46,263,810 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2010	2011	2010	2011
Revenue	$81.0	$81.7	$158.1	$158.8
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	10.1	14.4	20.2	26.2
Selling, general and administrative	28.2	33.7	53.0	63.8
Depreciation and amortization	31.0	29.2	60.1	58.4

Income from operations	11.7	4.4	24.8	10.4
Other income (expense), net	—	—	—	0.1
Interest income (expense), net	(10.7)	(5.5)	(20.6)	(13.2)

Income (loss) before income taxes	1.0	(1.1)	4.2	(2.7)
Income tax (expense) benefit	(0.5)	0.7	(2.2)	1.6

Net income (loss)	$0.5	$(0.4)	$2.0	$(1.1)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(0.01)	$0.05	$(0.02)

Diluted earnings (loss) per share	$0.01	$(0.01)	$0.04	$(0.02)

Weighted average common shares outstanding:
Basic	44.0	46.3	43.9	46.2

Diluted	46.1	46.3	46.1	46.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	December 31, 2010	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.3	$147.2
Restricted cash	6.7	3.8
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $1.2, respectively	45.3	39.4
Prepaid and current assets	19.4	18.9
Deferred taxes	62.7	49.9

Total current assets	313.4	259.2
Property and equipment, net of accumulated depreciation of $478.2 and $536.6, respectively	879.1	967.1
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.7 and $7.8, respectively	0.3	0.2
Aerial image library, net of accumulated amortization of $21.1 and $22.7, respectively	1.9	4.2
Long-term restricted cash	13.6	11.5
Long-term deferred contract costs	42.1	43.7
Other assets, net	7.2	6.4

Total assets	$1,266.3	$1,301.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15.0	$17.0
Accrued interest	6.2	6.2
Other accrued liabilities	26.3	31.8
Current portion of deferred revenue	38.9	36.0

Total current liabilities	86.4	91.0
Long-term accrued liability	6.0	1.4
Deferred revenue	246.2	284.8
Deferred lease incentive	4.6	3.9
Long-term debt, net of discount	346.1	347.4
Long-term deferred tax liability	76.7	62.5

Total liabilities	$766.0	$791.0

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 46,073,691 shares issued and outstanding at December 31, 2010 and 46,285,702 shares issued and outstanding at June 30, 2011	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2010 and 50,395 shares at June 30, 2011	(0.7)	(0.9)
Additional paid-in capital	512.7	523.7
Accumulated deficit	(11.9)	(13.0)

Total stockholders’ equity	500.3	510.0

Total liabilities and stockholders’ equity	$1,266.3	$1,301.0

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)	For the Six Months Ended June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2.0	$(1.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	60.1	58.4
EnhancedView deferred revenue	—	49.7
Recognition of NextView pre-FOC payments	(12.8)	(12.8)
Amortization of aerial image library, deferred contract costs and lease incentive	2.2	3.6
Non-cash stock compensation expense	2.9	9.0
Amortization of debt issuance costs and debt discount	2.3	2.2
Deferred income taxes	1.4	(1.4)
Changes in working capital, net of investing activities:
Accounts receivable, net	(5.3)	5.9
Prepaids and other assets	(0.5)	(3.2)
Accounts payable	—	1.9
Accrued liabilities	5.8	(2.0)
Deferred contract costs	(11.2)	(4.4)
Deferred revenue	9.9	(1.2)

Net cash flows provided by operating activities	56.8	104.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(16.1)	(138.8)
Other property, equipment and intangible additions	(3.3)	(4.0)
Change in restricted cash	0.9	5.0

Net cash flows used in investing activities	(18.5)	(137.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs associated with initial public offering	(0.3)	—
Proceeds from exercise of stock options	7.8	1.3
Cash paid for treasury stock	—	(0.2)

Net cash flows provided by financing activities	7.5	1.1

Net increase (decrease) in cash and cash equivalents	45.8	(32.1)
Cash and cash equivalents, beginning of period	97.0	179.3

Cash and cash equivalents, end of period	$142.8	$147.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received (paid) for income taxes	$0.1	$—
Cash paid for interest, net of capitalized amounts $6.8 and $6.0, respectively	11.8	12.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress and property, equipment and intangibles accruals, including interest	$(5.8)	$(3.5)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

(Dollars in millions except for share and per share data, unless otherwise noted)

NOTE 1. General Information

DigitalGlobe, Inc. (“DigitalGlobe”, the “Company” or “we”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We own and operate three imagery satellites – QuickBird, WorldView-1 and WorldView-2 – which collect panchromatic (black and white) and color imagery using visible and near-infrared wavelengths. We also offer a range of on-line and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications.

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2010 and 2011, included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All amounts included in the condensed consolidated financial statements for the three and six month periods ended June 30, 2010 and 2011, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying condensed consolidated financial statements, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period. The December 31, 2010 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required, in the annual financial statements, by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

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

Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. In certain customer arrangements, we must satisfy certain acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” The Company concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

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

The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the three and six months ended June 30, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.

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

Direct Access Program. Revenues under the direct access program include construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements the facility is delivered upon completion and customer acceptance, and the maintenance and access services occur over several subsequent reporting periods. These arrangements have been treated as a single unit of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered items. Accordingly, all funds received are initially recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs. As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs are amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

NOTE 3. EnhancedView Program

In September 2003, we entered into the NextView agreement with NGA under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the month WorldView-1 became operational. The $266.0 million was used to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

WorldView-1 reached full operational capacity (FOC) in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1. Based on the current estimated useful life of WV-1 we recognized $12.8 million of revenue related to the pre-FOC payments for the six months ended June 30, 2010 and 2011.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. As capacity is added to our constellation and as contractually agreed to by NGA, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the three months ended June 30, 2011, we recognized approximately $37.7 million of revenue and we recorded $24.8 million of deferred revenue related to the EnhancedView SLA contract. For the six months ended June 30, 2011, we recognized approximately $75.3 million of revenue and we recorded $49.7 million of deferred revenue related to the EnhancedView SLA contract.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10%, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash; however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the three months ended March 31, 2011, we had a holdback of $0.2 million which was fully utilized by NGA as of June 30, 2011. There was no holdback for the three months ended June 30, 2011.

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

We have organized our business around the defense and intelligence and commercial segments because we believe that customers in these two groups are functionally and identifiably similar in terms of their purchasing habits. We deliver our products and services using the distribution method that best suits our customers’ needs.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2011	2010	2011
Defense and Intelligence
Revenue	$63.2	$63.1	$125.7	$124.8
Cost of revenue excluding depreciation and amortization	2.5	3.4	5.6	6.4
Selling, general and administrative	2.9	2.3	5.6	4.8

Segment results of operations	57.8	57.4	114.5	113.6

Commercial
Revenue	17.8	18.6	32.4	34.0
Cost of revenue excluding depreciation and amortization	1.8	1.3	3.4	2.3
Selling, general and administrative	3.5	4.5	6.3	9.4

Segment results of operations	12.5	12.8	22.7	22.3

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	5.8	9.7	11.2	17.5
Selling, general and administrative	21.8	26.9	41.1	49.6
Depreciation and amortization	31.0	29.2	60.1	58.4

Unallocated costs	58.6	65.8	112.4	125.5

Income (loss) from operations	11.7	4.4	24.8	10.4
Other income (loss), net	—	—	—	0.1
Interest income (expense), net	(10.7)	(5.5)	(20.6)	(13.2)

Income (loss) before income taxes	$1.0	$(1.1)	$4.2	$(2.7)

NOTE 5. Property and Equipment

Property and equipment consisted of the following as of:

(in millions)	December 31, 2010	June 30, 2011
Construction in progress	$79.0	$210.3
Computer equipment	126.4	138.7
Machinery and equipment	25.9	28.6
Furniture and fixtures	15.2	15.3
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,357.3	$1,503.7

Accumulated depreciation	(478.2)	(536.6)

Property and equipment, net	$879.1	967.1

Construction in progress includes our WorldView-3 satellite, ground station construction, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $30.6 million and $29.2 million for the three months ended June 30, 2010 and 2011, respectively, and $59.3 million and $58.4 million for the six months ended June 30, 2010 and 2011, respectively.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Commencing on March 21, 2011, the Company initiated an increase in the altitude of the QuickBird satellite. The change in altitude was completed April 7, 2011, and resulted in an increase in the anticipated useful life of the QuickBird satellite by approximately 17 months through the third quarter of 2013. There will be no material change to the products and solutions DigitalGlobe is able to produce using the QuickBird satellite. For both the three and six months periods ended June 30, 2011, the change in altitude resulted in a decrease of depreciation expense by $0.7 million, a corresponding decrease in net loss after tax of $0.4 million and a decrease of $0.01 on loss per share. We anticipate this change will also result in an estimated $2.2 million reduction in depreciation expense for the year ended December 31, 2011.

NOTE 6. Other Accrued Liabilities and Other Long-Term Liabilities

(in millions)	December 31, 2010	June 30, 2011
Compensation and other employee benefits	$11.0	$7.8
Accrued taxes	2.1	0.4
Accrued expense	7.0	6.6
Other	6.2	17.0

Total other accrued liabilities	$26.3	$31.8

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of payments to third parties for work performed on our direct access facilities. Accrued expense also includes amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite. Other accruals consist of third party commission expense, professional fees and the current portion of deferred lease incentives. Long-term accrued liabilities consist of future payments related to the construction of a direct access facility.

NOTE 7. Debt

Letters of Credit

At December 31, 2010 and June 30, 2011, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At December 31, 2010 and June 30, 2011, we had $19.1 million and $14.1 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements. The letters of credit, and related restricted cash amounts will be released when the respective contract obligations have been fulfilled by the Company.

Senior Secured Notes

We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which are recorded in deferred financing costs. As of December 31, 2010 and June 30, 2011, the senior secured notes had a carrying value of $346.1 million and $347.4 million, respectively, and mature on May 1, 2014. The Company has the right to call the senior secured notes at a predetermined price beginning on May 1, 2012. The senior secured notes are guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,246.0 million and $1,285.7 million as of December 31, 2010 and June 30, 2011, respectively. DigitalGlobe, Inc. (the parent company) is the issuer and certain of our subsidiaries are guarantors under the senior secured notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries are discussed in more detail in Note 14. The senior secured notes bear interest at the rate of 10.5% per annum. Interest is payable semi-annually on May 1 and November 1 each year. The Company is using the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.

In May 2010, the Company offered to exchange up to $355.0 million aggregate principal amount of the senior secured notes for notes that have been registered under the Securities Act of 1933, as amended (the Securities Act). The terms of the registered notes are the same as the terms of the original notes, except that the notes are now registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company has accepted the exchange of $355.0 million aggregate principal amount of the senior secured notes that were properly tendered.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense, accretion of debt discount and amortization of the deferred financing fees were $9.3 million, $0.7 million and $0.5 million, respectively, for the three months ended June 30, 2010 of which $0.3 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended June 30, 2011 were $9.3 million, $0.7 million and $0.5 million, respectively, of which $5.2 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees were $18.6 million, $1.3 million and $1.0 million, respectively, for the six months ended June 30, 2010 and 2011, respectively, of which $0.8 million and $8.3 million was capitalized to assets under construction, respectively.

Our future debt payments include the maturity of the senior secured notes in May 2014, at which time we will owe the full obligation amount of $355.0 million.

NOTE 8. Fair Values of Financial Instruments

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents at December 31, 2010	$98.7	$98.7	$—	$—
Cash equivalents at June 30, 2011	74.0	74.0	—	—

Our cash equivalents consist of investments acquired with maturity dates of less than 90 days and are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2010 and June 30, 2011, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments at December 31, 2010 and June 30, 2011.

The Company’s senior secured notes are traded on an active market. The fair value of the senior secured notes is based in part on the quoted market rates.

(in millions)	Carrying Amount	Estimated Fair Value
Senior Secured Notes at December 31, 2010	$346.1	$403.8
Senior Secured Notes at June 30, 2011	347.4	393.2

NOTE 9. Shareholders’ Equity

On May 14, 2009, the Company completed an IPO consisting of 14.7 million shares of common stock at $19.00 per share. The total shares sold in the offering included 13.3 million shares sold by selling stockholders and 1.4 million shares sold by the Company. On September 15, 2010, the Company priced a secondary offering of shares of common stock at $30.25 per share. The Company did not receive proceeds from the sale of the shares of its common stock in the secondary offering, therefore we expensed $0.4 million of the costs associated with the offering. At June 30, 2011, the Company has 250.0 million authorized shares of common stock. At June 30, 2011, 46.3 million shares of common stock were issued and outstanding.

Treasury Stock

There were no repurchases of our common stock during 2010. During 2011, certain participants elected to have the Company withhold 6,356 shares to pay for minimum taxes due, in accordance with the 2007 Employee Stock Option Plan, at the time their restricted stock vested. Such shares have been included in treasury shares.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option activity for the six months ended June 30, 2011 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding – December 31, 2010	2,991,850	$22.96	7.65	$26.2

Granted	469,682	28.92
Exercised	65,105	21.75
Forfeited/Expired	67,172	27.45

Outstanding – June 30, 2011	3,329,255	$23.73	7.46	$9.7

Exercisable – December 31, 2010	1,786,744	$21.72	6.92	$17.9
Exercisable – June 30, 2011	1,987,381	$21.99	6.54	$7.9

(1)

Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2010 and June 30, 2011, respectively, which option holders would have realized had they exercised their options as of that date.

During the first six months of 2011, the Company awarded 156,868 shares of restricted stock to certain employees which will vest over four years and11,181 unrestricted shares to independent members of our board of directors pursuant to applicable compensation plans which vested immediately on the date of grant.

Restricted Stock Awards	No. of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	217,860	$30.45
Granted	168,049	29.31
Forfeited	2,482	31.55
Vested	30,340	24.68

Non-vested at June 30, 2011	353,087	$30.39

On April 4, 2011, Ms. Jill D. Smith, Chief Executive Officer of the Company, terminated her employment, concurrent with the commencement of employment of Jeffrey R. Tarr as President and CEO. The provisions in Ms. Smith’s Amended and Restated Employment agreement resulted in a modification in the option and stock awards that she previously received. This modification included continued vesting of her awards through the end of her non-compete agreement with an extension of the exercise period of 90 days beyond the end date of her non-compete agreement with the Company. This modification resulted in a $5.1 million non-cash charge to stock compensation expense during the second quarter of 2011.

NOTE 10. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested restricted shares. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2010	2011	2010	2011
Basic earnings (loss) per share:
Net income (loss)	$0.5	$(0.4)	$2.0	$(1.1)

Basic weighted average number of common shares outstanding	44.0	46.3	43.9	46.2
Assuming exercise of stock options and restricted shares	2.1	—	2.2	—

Diluted weighted average number of common shares outstanding, as adjusted	46.1	46.3	46.1	46.2

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.05	$(0.02)

Diluted	$0.01	$(0.01)	$0.04	$(0.02)

The number of options and restricted shares that were excluded from EPS, because the effects thereof were antidilutive, were 0.7 million and 3.7 million for the three months ended June 30, 2010 and 2011, respectively, and 0.7 million and 3.7 million for the six months ended June 30, 2010 and 2011, respectively.

NOTE 11. Related Party Transactions

Morgan Stanley / Morgan Stanley & Co. Incorporated

On September 21, 2010, the Company consummated a secondary offering of 6.9 million shares of common stock at $30.25 per share. Morgan Stanley served as a joint book-runner, and was a seller of the majority of the shares included in the offering, and received compensation in the amount of $5.7 million.

At December 31, 2010 and June 30, 2011, Morgan Stanley and its affiliates held 7.5 million shares, or 16.2% and 16.1%, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, five of our current board of directors were originally Morgan Stanley’s designees. The Directors are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange. As a result of the reduction in Morgan Stanley’s ownership percentage subsequent to the sale of shares in September 2010 secondary offering, Morgan Stanley currently has the right to propose three directors for nomination to the Board of Directors, all of whom must be independent.

NOTE 12. Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded straight line over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.6 million and $2.6 million of net leasehold improvements at December 31, 2010 and June 30, 2011, respectively, which we are amortizing ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense net of sublease income approximated $0.7 million and $0.6 million, for the three months ended June 30, 2010 and 2011, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2010 and 2011, respectively.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. Subsequent Events

On July 25, 2011, NGA provided the Company with an Amendment of Solicitation/Modification of Contract (the Amendment) to the EnhancedView contract. The Amendment exercises the first option period under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2011 through August 31, 2012.

NOTE 14. Guarantor Subsidiaries

The Company’s payment obligations for the senior secured notes (Note 7) are guaranteed by certain of our subsidiaries. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees are full and unconditional and joint and several. For the three and six months ended June 30, 2011, the income of the subsidiary guarantors was greater than 3% of our total pretax income, thus, we have provided the financial information below for the parent and subsidiary guarantors. Financial information for our non-guarantor subsidiary has not been presented as the financial condition, results of operations and cash flows of our non-guarantor subsidiary are minor.

For this guarantor financial information, investments in subsidiaries are accounted for by each entry using the equity method of accounting. Net income (loss) of the guarantor subsidiaries is, therefore, reflected in the parent company’s investments in subsidiaries. Net income (loss) of the guarantor and non-guarantor subsidiaries is reflected in parent company as equity income (loss) in consolidated subsidiaries. The elimination entries eliminate investments in subsidiaries and the equity income (loss) in subsidiaries as well as intercompany balances and transactions for consolidated reporting purposes.

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the three months ended June 30, 2011

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$81.7	$3.3	$(3.3)	$81.7
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	14.4	—	—	14.4
Selling, general and administrative	33.8	3.2	(3.3)	33.7
Depreciation and amortization	29.2	—	—	29.2

Income from operations	4.3	0.1	—	4.4
Other income (expense), net	—	—	—	—
Interest income (expense), net	(5.5)	—	—	(5.5)

Income (loss) before income taxes	(1.2)	0.1	—	(1.1)
Income tax (expense) benefit	0.8	(0.1)	—	0.7

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	(0.4)	—	—	(0.4)
Equity in income of consolidated subsidiaries	—	—	—	—

Net income (loss)	$(0.4)	$—	$—	$(0.4)

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the three months ended June 30, 2010

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$81.0	$2.3	$(2.3)	$81.0
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	10.1	—	—	10.1
Selling, general and administrative	28.3	2.2	(2.3)	28.2
Depreciation and amortization	31.0	—	—	31.0

Income from operations	11.6	0.1	—	11.7
Interest income (expense), net	(10.7)	—	—	(10.7)

Income (loss) before income taxes	0.9	0.1	—	1.0
Income tax (expense) benefit	(0.5)	—	—	(0.5)

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	0.4	0.1	—	0.5
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Net income (loss)	$0.5	$0.1	$(0.1)	$0.5

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the six months ended June 30, 2011

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$158.8	$7.3	$(7.3)	$158.8
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	26.2	—	—	26.2
Selling, general and administrative	64.1	7.0	(7.3)	63.8
Depreciation and amortization	58.4	—	—	58.4

Income from operations	10.1	0.3	—	10.4
Other income (expense), net	0.1	—	—	0.1
Interest income (expense), net	(13.2)	—	—	(13.2)

Income (loss) before income taxes	(3.0)	0.3	—	(2.7)
Income tax (expense) benefit	1.7	(0.1)	—	1.6

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	(1.3)	0.2	—	(1.1)
Equity in income of consolidated subsidiaries	0.2	—	(0.2)	—

Net income (loss)	$(1.1)	$0.2	$(0.2)	$(1.1)

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the six months ended June 30, 2010

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$158.1	$4.1	$(4.1)	$158.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	20.2	—	—	20.2
Selling, general and administrative	53.1	4.0	(4.1)	53.0
Depreciation and amortization	60.1	—	—	60.1

Income from operations	24.7	0.1	—	24.8
Interest income (expense), net	(20.6)	—	—	(20.6)

Income (loss) before income taxes	4.1	0.1	—	4.2
Income tax (expense) benefit	(2.2)	—	—	(2.2)

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	1.9	0.1	—	2.0
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Net income (loss)	$2.0	$0.1	$(0.1)	$2.0

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Consolidating Balance Sheet

For the six months ended June 30, 2011

(in millions, except share and per share data)	Parent	100% owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147.1	$0.1	$—	$147.2
Restricted cash	3.8	—	—	3.8
Accounts receivable	39.4	1.7	(1.7)	39.4
Prepaid and current assets	18.8	0.1	—	18.9
Deferred taxes	49.9	—	—	49.9

Total current assets	259.0	1.9	(1.7)	259.2
Property and equipment	967.0	0.1	—	967.1
Goodwill	8.7	—	—	8.7
Intangibles	0.2	—	—	0.2
Aerial image library	4.2	—	—	4.2
Long-term restricted cash	11.5	—	—	11.5
Long-term deferred contract costs	43.7	—	—	43.7
Other assets, net	6.4	—	—	6.4
Investments in subsidiaries	0.9	—	(0.9)	—

Total assets	$1,301.6	$2.0	$(2.6)	$1,301.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18.4	$0.3	$(1.7)	$17.0
Accrued interest	6.2	—	—	6.2
Other accrued liabilities	31.0	0.8	—	31.8
Current portion of deferred revenue	36.0	—	—	36.0

Total current liabilities	91.6	1.1	(1.7)	91.0
Long-term accrued liability	1.4	—	—	1.4
Deferred revenue	284.8	—	—	284.8
Deferred lease incentive	3.9	—	—	3.9
Long-term debt, net of discount	347.4	—	—	347.4
Long-term deferred tax liability	62.5	—	—	62.5

Total liabilities	$791.6	$1.1	$(1.7)	$791.0

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Total stockholders’ equity	510.0	0.9	(0.9)	510.0

Total liabilities and stockholders’ equity	$1,301.6	$2.0	$(2.6)	$1,301.0

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Consolidating Balance Sheet

As of December 31, 2010

(in millions, except share and per share data)	Parent	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.2	$0.1	$—	$179.3
Restricted cash	6.7	—	—	6.7
Accounts receivable	45.3	1.4	(1.4)	45.3
Prepaid and current assets	19.3	0.1	—	19.4
Deferred taxes	62.7	—	—	62.7

Total current assets	313.2	1.6	(1.4)	313.4
Property and equipment	879.0	0.1	—	879.1
Goodwill	8.7	—	—	8.7
Intangibles	0.3	—	—	0.3
Aerial image library	1.9	—	—	1.9
Long-term restricted cash	13.6	—	—	13.6
Long-term deferred contract costs	42.1	—	—	42.1
Other assets, net	7.1	0.1	—	7.2
Investments in subsidiaries	0.7	—	(0.7)	—

Total assets	$1,266.6	$1.8	$(2.1)	$1,266.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16.2	$0.2	$(1.4)	$15.0
Accrued interest	6.2	—	—	6.2
Other accrued liabilities	25.4	0.9	—	26.3
Current portion of deferred revenue	38.9	—	—	38.9

Total current liabilities	86.7	1.1	(1.4)	86.4
Long-term accrued liability	6.0	—	—	6.0
Deferred revenue	246.2	—	—	246.2
Deferred lease incentive	4.6	—	—	4.6
Long-term debt, net of discount	346.1	—	—	346.1
Long-term deferred tax liability, net	76.7	—	—	76.7

Total liabilities	$766.3	$1.1	$(1.4)	$766.0

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Total stockholders’ equity	500.3	0.7	(0.7)	500.3

Total liabilities and stockholders’ equity	$1,266.6	$1.8	$(2.1)	$1,266.3

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Statement of Cash Flows

For the six months ended June 30, 2011

(in millions)	Parent	100% Owned Guarantor Subsidiaries	Consolidated
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$104.6	$—	$104.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(138.8)	—	(138.8)
Other property, equipment and intangible additions	(4.0)	—	(4.0)
Decrease in restricted cash	5.0	—	5.0

Net cash flows used in investing activities	(137.8)	—	(137.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1.3	—	1.3
Cash paid for treasury stock	(0.2)	—	(0.2)

Net cash flows provided by financing activities	1.1	—	1.1

Net increase (decrease) in cash and cash equivalents	(32.1)	—	(32.1)
Cash and cash equivalents, beginning of period	179.2	0.1	179.3

Cash and cash equivalents, end of period	147.1	0.1	147.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received (paid) for income taxes	—	—	—
Cash paid for interest, net of capitalized amounts $6.0	12.6	—	12.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress and property, equipment and intangibles accruals, including interest	$(3.5)	$—	$(3.5)

Supplemental Unaudited Condensed Statement of Cash Flows

For the six months ended June 30, 2010

(in millions)	Parent	100% Owned Guarantor Subsidiaries	Parent
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$56.8	$—	$56.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(16.1)	—	(16.1)
Other property, equipment and intangible additions	(3.3)	—	(3.3)
Decrease in restricted cash	0.9	—	0.9

Net cash flows used in investing activities	(18.5)	—	(18.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	(0.3)	—	(0.3)
Proceeds from exercise of stock options	7.8	—	7.8

Net cash flows provided by financing activities	7.5	—	7.5

Net increase (decrease) in cash and cash equivalents	45.8	—	45.8
Cash and cash equivalents, beginning of period	97.0	—	97.0

Cash and cash equivalents, end of period	142.8	—	142.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	0.1	—	0.1
Cash paid for interest, net of capitalized amounts $6.8	11.8	—	11.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	$(5.8)	$—	$(5.8)

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

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available, containing more than 1.6 billion square kilometers of imagery, with new imagery added every day. Our current collection capacity is approximately 740 million square kilometers per year.

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

Significant Customer

In September 2003, we entered into the NextView agreement with the National Geospatial-Intelligence Agency (NGA) under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the month WorldView-1 became operational. The $266.0 million was used to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When WorldView-1 reached full operational capacity (FOC) in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. In January 2008, we amended the NextView agreement from image-based ordering to a service level agreement (NextView SLA) and increased the amount we received under the NextView agreement from $265.0 million to $311.0 million. On June 25, 2009, the NextView SLA agreement was further amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010 the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1, 2010 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. On March 11, 2010, NGA exercised the option to extend through June 30, 2010. On June 8, 2010, NGA exercised its first monthly option to extend through July 31, 2010, and on July 13, 2010 exercised its second monthly option to extend through August 31, 2010. The NextView SLA expired August 31, 2010.

On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract, (EnhancedView SLA) has an effective date of September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year renewal options exercisable by NGA, and is subject to Congressional appropriations and the federal budget process, and the right of NGA to terminate or suspend the contract at any time. On July 25, 2011, NGA exercised the first option period under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2011 through August 31, 2012.

The EnhancedView SLA portion of the award is $2.8 billion over the ten-year term of the contract assuming NGA exercises all of its options and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we are constructing our next satellite, WorldView-3, as well as certain other infrastructure improvements.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. Our WorldView-3 satellite is expected to be ready for launch in the second half of 2014. As capacity is added to our constellation, and as contractually agreed to by NGA, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. We recognized approximately $12.5 million of revenue monthly through June 30, 2011, under the EnhancedView contract.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment scheduled, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash; however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. For the three months ended March 31, 2011, we had a holdback of $0.2 million that was fully utilized by NGA as of June 30, 2011. There was no holdback for the three months ended June 30, 2011.

Revenue

Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers.

We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. Our imagery products and services are comprised of imagery that we process to varying levels according to the customers’ specifications. We deliver our products and services using the distribution method that best suits our customers needs. Customers’ can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2011	2010	2011
Revenue
Defense and Intelligence	$63.2	$63.1	$125.7	$124.8
Commercial	17.8	18.6	32.4	34.0

Total Revenue	$81.0	$81.7	$158.1	$158.8

Revenue as a percent of total
Defense and Intelligence	78.0%	77.2%	79.5%	78.6%
Commercial	22.0%	22.8%	20.5%	21.4%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2011	2010	2011
Revenue
U.S.	$57.0	$53.8	$113.5	$107.3
Foreign	24.0	27.9	44.6	51.5

Total Revenue	$81.0	$81.7	$158.1	$158.8

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

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

By the second half of 2010, we had commissioned four DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. We do not recognize revenue from a DAP customer until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. We earn revenue based on facility and maintenance amortization and access minute fees. We currently expect to commission our fifth DAP customer’s ground terminal during the first quarter of 2012.

The costs associated with the facilities are deferred until the commencement of operations, and are being amortized to cost of revenue. We amortize the cost of each facility ratably over the customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2011	2010	2011
Defense and Intelligence revenue
U.S. and Canada revenue
NGA SLA	$37.4	$37.7	$75.1	$75.3
Other revenue and value added services	7.4	4.0	15.8	10.2
Amortization of pre-FOC payments related to NextView	6.4	6.4	12.8	12.8

Total U.S. and Canada revenue	51.2	48.1	103.7	98.3

International revenue, excluding Canada	2.4	2.4	7.4	4.5
DAP revenue	9.6	12.6	14.6	22.0

Total international revenue, excluding Canada	12.0	15.0	22.0	26.5

Total defense and intelligence revenue	$63.2	$63.1	$125.7	$124.8

Revenue as a Percent of Total
U.S. and Canada	81.0%	76.2%	82.5%	78.8%
International, excluding Canada	19.0%	23.8%	17.5%	21.2%
Reseller and Direct Sales
Direct Sales	99.3%	98.8%	97.7%	98.4%
Resellers	0.7%	1.2%	2.3%	1.6%

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
NGA	62.4%	58.4%	64.3%	61.3%
Hitachi Solutions, Ltd.	8.9%	9.6%	8.5%	10.1%

Commercial Revenue

Our commercial business consists of a variety of customers that use our content for mapping, monitoring, analysis and planning activities. These customers include among others but are not limited to, civil governments and agencies, internet portals, map makers, energy, telecommunications, utility and agricultural companies. Our commercial business also includes customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market.

Our commercial customers purchase our imagery products and services by placing tasking orders or through contracts to access our imagery archive. Our commercial customers are located throughout the world. We sell to these customers both directly and through resellers. The Company has defined Americas to include North America, South America and Central America and International to include all commercial revenue outside of the Americas.

For the three months ended June 30, 2010 and 2011, we generated approximately 31.7% and 17.7% of our commercial revenue from paid tasking, respectively, and 68.3% and 82.3% from our ImageLibrary, respectively. For the six months ended June 30, 2010 and 2011, we generated approximately 31.4% and 17.3% of our commercial revenue from paid tasking, respectively, and 68.6% and 82.7% from our ImageLibrary, respectively.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2010 and 2011, our top five commercial customers accounted for 50.8% and 59.3% of our commercial revenue, respectively. For the six months ended June 30, 2010 and 2011, our top five commercial customers accounted for 45.1% and 51.3% of our commercial revenue, respectively. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China, India and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Commercial Revenue
Americas	$7.8	$7.2	$13.4	$13.0
International	10.0	11.4	19.0	21.0

Total commercial revenue	$17.8	$18.6	$32.4	$34.0

Revenue as a Percent of Total
Americas	43.8%	38.7%	41.4%	38.2%
International	56.2%	61.3%	58.6%	61.8%

Reseller and Direct Sales
Direct sales	43.8%	56.3%	39.4%	47.8%
Resellers	56.2%	43.7%	60.6%	52.2%

Expenses

Most of our revenue is generated by the sale of products and services comprised of imagery from our QuickBird, WorldView-1 and WorldView-2 satellites. Our cost of revenue, excluding depreciation, consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. Costs of acquiring aerial imagery from third-parties are capitalized and amortized on an accelerated basis as a cost of revenue.

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

The increase in selling, general and administrative expenses may be offset in future years by the capitalization of direct labor costs incurred in the development of new assets, especially during the construction of a new satellite. With the initiation of our WorldView-3 satellite and other capital investments related to the EnhancedView program, we anticipate we will be capitalizing increasing amounts of direct labor costs that are associated with the development of these programs.

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

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following tables summarize our historical results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Change
(in millions)	2010	2011	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$63.2	$63.1	$(0.1)	0.0%
Commercial revenue	17.8	18.6	0.8	4.5

Total revenue	81.0	81.7	0.7	0.9
Cost of revenue excluding depreciation and amortization	10.1	14.4	4.3	42.6
Selling, general and administrative	28.2	33.7	5.5	19.5
Depreciation and amortization	31.0	29.2	(1.8)	(5.8)

Income from operations	11.7	4.4	(7.3)	(62.4)
Interest income (expense), net	(10.7)	(5.5)	5.2	(48.6)

Income (loss) before income taxes	1.0	(1.1)	(2.1)	(210.0)
Income tax (expense) benefit	(0.5)	0.7	1.2	240.0

Net income (loss)	$0.5	$(0.4)	$(0.9)	(180.0)%

	Three Months Ended June 30,
	2010	2011
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	12.5	17.6
Selling, general and administrative	34.8	41.3
Depreciation and amortization	38.3	35.7

Income from operations	14.4	5.4
Interest income (expense), net	(13.2)	(6.7)

Income (loss) before income taxes	1.2	(1.3)
Income tax (expense) benefit	(0.6)	0.8

Net income (loss)	0.6%	(0.5)%

Total revenue was $81.0 million and $81.7 million for the three months ended June 30, 2010 and 2011, respectively. The $0.1 million decrease in Defense and Intelligence revenue during the three months ended June 30, 2011, to $63.1 million, was due to a $3.4 million decrease in value added services primarily due to the decrease in funding available for NGA projects, partially offset by a $3.0 million increase in our direct access programs as all direct access customers were operating their facilities during the second quarter of 2011. The $0.8 million increase in Commercial revenue to $18.6 million, for the second quarter of 2011, was due to a $1.4 million increase in international sales, specifically in Europe offset by a $0.6 million decrease in consumer revenue in the Americas.

The $4.3 million increase in cost of revenue during the three months ended June 30, 2011, to $14.4 million, is primarily attributable to a $1.8 million increase in labor related costs due to headcount growth and a $2.4 million increase in costs related to ground system operations. The three months ended June 30, 2011 cost of revenue as a percentage of revenue was 17.6%, a 5.1% increase from 12.5% for the three months ended June 30, 2010.

The increase of $5.5 million, in selling, general and administrative costs during the three months ended June 30, 2011, to $33.7 million, was attributable to (i) $5.5 million increase in stock compensation of which $5.1 million was related to the transition of the prior CEO, and (ii) $1.7 million increase in labor related costs due to increased headcount. These increases were offset by a $1.7 million decrease in costs to insure our satellite constellation, primarily driven by a reduced insurance premium for WorldView-2 as the satellite is in year two of on-orbit insurance. The three months ended June 30, 2011 selling, general and administrative expenses as a percentage of revenue was 41.3%, a 6.5% increase from 34.8% in the three months ended June 30, 2010.

Depreciation and amortization during the three months ended June 30, 2011 decreased by $1.8 million, or 5.8% as compared to the three months ended June 30, 2010. This decrease is due to $1.9 million accelerated depreciation on select software assets in the second quarter of 2010.

Interest expense, net of capitalized interest, was $5.5 million, a decrease of 48.6%, from $10.7 million during the three months ended June 30, 2011. Approximately 48.0% of our interest was capitalized on capital projects during the second quarter of 2011. During the

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

third quarter of 2010, the Company started the construction of the WorldView-3 satellite. As a result of this construction, we expect our capital expenditures to increase until the construction of the WorldView-3 satellite is complete. We therefore anticipate that more of our interest will be capitalized during this period.

In order to calculate our income tax expense, we perform an analysis of our projected 2011 operating results to determine an effective overall tax rate to be applied for each quarter of 2011. This annualized rate normally does not include the effects of certain discrete items which must be included in the quarter that they occur. However, in May 2011, the Company settled an outstanding tax issue with the state of Colorado which resulted in a $0.2 million discrete tax benefit for the second quarter. The benefit increased the tax rate for the quarter. For the full year of 2011, we expect to have an annualized effective tax rate of approximately 50.0% exclusive of this, or any other, discrete item. This estimated tax rate is based upon current forecasted net income for the entire 2011 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following tables summarize our historical results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and our expenses as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Change
(in millions)	2010	2011	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$125.7	$124.8	$(0.9)	(0.7)%
Commercial revenue	32.4	34.0	1.6	4.9

Total revenue	158.1	158.8	0.7	0.4
Cost of revenue excluding depreciation and amortization	20.2	26.2	6.0	29.7
Selling, general and administrative	53.0	63.8	10.8	20.4
Depreciation and amortization	60.1	58.4	(1.7)	(2.8)

Income from operations	24.8	10.4	(14.4)	(58.1)
Other income (expense), net	—	0.1	0.1	—
Interest income (expense), net	(20.6)	(13.2)	7.4	(35.9)

Income (loss) before income taxes	4.2	(2.7)	(6.9)	(164.3)
Income tax (expense) benefit	(2.2)	1.6	3.8	172.7

Net income (loss)	$2.0	$(1.1)	$(3.1)	(155.0)%

	Six Months Ended June 30,
	2010	2011
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	12.8	16.5
Selling, general and administrative	33.5	40.2
Depreciation and amortization	38.0	36.8

Income from operations	15.7	6.5
Other income (expense), net	—	0.1
Interest income (expense), net	13.0	(8.3)

Income (loss) before income taxes	2.7	(1.7)
Income tax (expense) benefit	(1.4)	1.0

Net income (loss)	1.3%	(0.7)%

Total revenue was $158.1 million and $158.8 million for the six months ended June 30, 2010 and 2011, respectively. The $0.9 million decrease in Defense and Intelligence revenue during the six months ended June 30, 2011, to $124.8 million, was due to a $5.6 million decrease in value added services primarily due to the decrease in funding available for NGA projects, and a $2.9 million decrease in government related international sales, as a result of those customers who are now operating under our direct access programs, offset by a $7.4 million increase in our direct access programs. The $1.6 million increase in Commercial revenue to $34.0 million, for the first six months of 2011, was due to a $2.0 million increase in international sales, specifically in Europe offset by a $0.4 million decrease in consumer revenue in the Americas.

The $6.0 million increase in cost of revenue during the six months ended June 30, 2011, to $26.2 million, is primarily attributable to a $4.0 million increase in data network costs related to our ground stations, $2.2 million increase in labor related costs due to headcount growth, $1.0 million increase in other operating costs, offset by $1.2 million decrease in costs from a non-recurring project in the first quarter of 2010. The six months ended June 30, 2011 cost of revenue as a percentage of revenue was 16.5%, a 3.7% increase from 12.8% for the six months ended June 30, 2010.

The increase of $10.8 million in selling, general and administrative costs during the six months ended June 30, 2011, to $63.8 million, was primarily attributable to (i) $5.6 million increase in stock compensation of which $5.1 million was related to the transition of the prior CEO, and (ii) $4.4 million increase in labor related costs driven by increased headcount.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The six months ended June 30, 2011 selling, general and administrative expenses as a percentage of revenue was 40.2%, a 6.7% increase from 33.5% in the six months ended June 30, 2010.

Depreciation and amortization during the six months ended June 30, 2011 decreased by $1.7 million, or 2.8% as compared to the six months ended June 30, 2010. This decrease is primarily due to $1.9 million accelerated depreciation on select software assets in the second quarter of 2010.

Other income (expense), net, increased $0.1 million from first six months of 2010. This increase was due to the accelerated on-orbit incentive payment that we paid in full, during the first quarter of 2011, which resulted in a nominal gain upon settlement.

Interest expense, net of capitalized interest, was $13.2 million, a decrease of 35.9%, from $20.6 million during the six months ended June 30, 2011. Approximately 38.4% of our interest was capitalized on capital projects during the first six months of 2011 as compared to 2.7% during the corresponding six month period in 2010. During the third quarter of 2010 the Company started the construction of the WorldView-3 satellite. As a result of this construction, we expect our capital expenditures to increase until the construction of the WorldView-3 satellite is complete. We therefore anticipate that more of our interest will be capitalized during this period.

In order to calculate our income tax expense, we perform an analysis of our projected 2011 operating results to determine an effective overall tax rate to be applied for each quarter of 2011. This annualized rate normally does not include the effects of certain discrete items which must be included in the quarter that they occur. However, in May 2011, the Company settled an outstanding tax issue with the state of Colorado which resulted in a $0.2 million discrete tax benefit for the second quarter. The benefit increased the tax rate for the quarter. For the full year of 2011, we expect to have an annualized effective tax rate of approximately 50.0% exclusive of this, or any other, discrete item. This estimated tax rate is based upon current forecasted net income for the entire 2011 calendar year and will be adjusted each quarter to reflect updated forecasts and actual results.

Assets

The Company’s total assets increased $34.7 million during the six months ended June 30, 2011, as compared to December 31, 2010, primarily as a result of an increase in property and equipment, offset by a decrease in cash and accounts receivable. The Company’s property and equipment balance increased $88.0 million, to $967.1 million primarily due to an increase in construction in progress due to the construction of the WorldView-3 satellite and other infrastructure projects, offset by depreciation. The Company’s unrestricted cash balance decreased $32.1 million, to $147.2 million, due to increased capital expenditures related to the WorldView-3 satellite and other infrastructure projects. Accounts receivable decreased $5.9 million, to $39.4 million, due to timing of receipt of payments from customers.

Other Balance Sheet Measures

Other accrued liabilities increased $5.5 million during the six months ended June 30, 2011 from December 31, 2010, primarily due to a $11.5 million accruals related to projects under construction offset by $3.2 million decrease in employee related compensation accruals and a $3.1 million decrease as a result of the settlement of on-orbit incentive payments related to the operation of the WorldView-2 satellite.

Long-term accrued liabilities decreased $4.6 million during the second quarter of 2011 as compared to December 31, 2010 primarily as a result of the settlement of on-orbit incentive payments. As of June 30, 2011, the company has no more obligations with regards to these incentive payments.

Deferred revenue increased $38.6 million during the second quarter of 2011 from December 31, 2010, primarily due to deferral of $49.6 million of the EnhancedView SLA monthly payment, offset by a $12.8 million decrease from recognizing the WorldView-1 pre-FOC payments.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 58.4% and 61.3% of our consolidated revenue for the three and six months ended June 30, 2011. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In summary, our cash flows were:

	Six months ended June 30,
(in millions)	2010	2011
Net cash provided by operating activities	$56.8	$104.6
Net cash used in investing activities	(18.5)	(137.8)
Net cash provided by financing activities	$7.5	$1.1

During the first six months of 2011, our operating cash flow increased by $47.8 million to $104.6 million, compared to the first six months of 2010. This increase was primarily as a result of an increase in deferred revenue due to the EnhancedView SLA contract offset by the amortization of deferred revenue associated with the WorldView-1 pre-FOC payments. There were also decreases in accrued liabilities and long-term liabilities due primarily to the settlement of our on-orbit incentive payments in the first six months of 2011.

Cash flows used in investing activities increased by $119.3 million to $137.8 million in the first six months of 2011, primarily due to an increase in capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure. We anticipate capital expenditures to increase throughout the remainder of 2011 and thereafter, until the completion of WorldView-3.

Cash provided by financing activities decreased from $7.5 million in the first six months of 2010 to $1.1 million in the first six months of 2011. During the first six months of 2010 there was $7.8 million of stock option exercises related to a large number of options that had expiration dates during the first six months as of 2010 compared to $1.3 million of exercises in the first six months of 2011.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

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

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Disclosures

Reconciliation of Net Income (loss) to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2011	2010	2011
Net income (loss)	$0.5	$(0.4)	$2.0	$(1.1)
Depreciation and amortization	31.0	29.2	60.1	58.4
Interest (income) expense, net	10.7	5.5	20.6	13.2
Income tax expense (benefit)	0.5	(0.7)	2.2	(1.6)
Non-cash stock compensation expense	1.5	7.3	2.9	9.0
EnhancedView deferred revenue	—	16.5	—	41.4
EnhancedView outstanding invoices not yet paid by NGA	—	8.3	—	8.3
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)	(12.8)	(12.8)

Adjusted EBITDA	$37.8	$59.3	$75.0	$114.8

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

We believe that the elimination of material non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these items in combination with the addition of the nonrefundable EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA as well as the elimination of amortization of pre-FOC payments related to NextView, facilitate comparison of our operating performance to companies in our industry. We believe that this Adjusted EBITDA measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.

Adjusted EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes non-cash stock compensation expense because these items are non-cash expenses, and loss on derivative instrument and disposal of assets because these are not related to our primary operations.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered an alternative to or a substitute for net income, cash flows or other measures of financial performance reported in accordance with GAAP.

Critical Accounting Policies

Our critical accounting policies are described under the caption “Critical Accounting Policies” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2011. Due to the adoption of ASU 2009-13, “Multiple –Deliverable revenue arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements”, we have updated our critical account policies to reflect this adoption.

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

Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image off of our system. In certain customer arrangements, we must satisfy certain acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.

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

The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the three and six months ended June 30, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.

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

Direct Access Program. Revenues under the direct access program include construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements the facility is delivered upon completion and customer acceptance, and the maintenance and access services occur over several subsequent reporting periods. These arrangements have been treated as a single unit of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered items. Accordingly, all funds received are initially recorded as deferred revenue and all direct costs of these arrangements are recorded as deferred contract costs. As the direct access facilities are brought into service, the deferred revenue and deferred contracts costs are amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of June 30, 2011. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley & Co., Incorporated, an affiliate which owns 10% or more of our equity securities. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Proceeds of $19.0 million are currently being held in an investment account that is classified as short term and is included in cash and cash equivalents.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 5. Other Information

None.

ITEM 6. EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 2, 2011 formatted in eXtensible Business Reporting Language (XBRL):

(i.) Unaudited Condensed Consolidated Statements of Operations

(ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

†	Filed herewith.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2011	/s/ YANCEY L. SPRUILL
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 2, 2011 formatted in eXtensible Business Reporting Language (XBRL):

(i.) (ii.) (iii.) (iv.)

Unaudited Condensed Consolidated Statements of Operations

Unaudited Condensed Consolidated Balance Sheets

Unaudited Condensed Consolidated Statements of Cash Flows

Related notes, tagged or blocks of text

†	Filed herewith.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.