Form 10-Q
period 2011-09-30
DIGITALGLOBE INC
filed 2011-11-01
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of October 28, 2011 there were 46,270,665 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2010	2011	2010	2011
Revenue	$80.5	$81.3	$238.6	$240.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	11.0	17.6	31.2	43.8
Selling, general and administrative	28.2	30.7	81.2	94.5
Depreciation and amortization	29.2	29.1	89.3	87.5

Income from operations	12.1	3.9	36.9	14.3
Other income (expense), net	—	—	—	0.1
Interest income (expense), net	(10.0)	(4.6)	(30.6)	(17.8)

Income (loss) before income taxes	2.1	(0.7)	6.3	(3.4)
Income tax (expense) benefit	(1.3)	1.8	(3.5)	3.4

Net income (loss)	$0.8	$1.1	$2.8	$—

Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$0.02	$0.06	$0.00

Diluted earnings (loss) per share	$0.02	$0.02	$0.06	$0.00

Weighted average common shares outstanding:
Basic	43.6	46.3	44.2	46.2

Diluted	46.3	46.7	46.3	46.8

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	December 31, 2010	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.3	$148.7
Restricted cash	6.7	5.6
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $1.8, respectively	45.3	43.1
Prepaid and current assets	19.4	19.8
Deferred taxes	62.7	50.6

Total current assets	313.4	267.8
Property and equipment, net of accumulated depreciation of $478.2 and $565.6, respectively	879.1	993.1
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $7.7 and $7.4, respectively	0.3	0.1
Aerial image library, net of accumulated amortization of $21.1 and $23.7, respectively	1.9	8.9
Long-term restricted cash	13.6	10.5
Long-term deferred contract costs	42.1	45.8
Other assets, net	7.2	5.8

Total assets	$1,266.3	$1,340.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15.0	$8.5
Accrued interest	6.2	15.5
Other accrued liabilities	26.3	44.4
Current portion of deferred revenue	38.9	34.6

Total current liabilities	86.4	103.0
Long-term accrued liability	6.0	1.4
Non-current portion of deferred revenue	246.2	309.6
Deferred lease incentive	4.6	3.6
Long-term debt, net of discount	346.1	348.0
Long-term deferred tax liability	76.7	61.3

Total liabilities	$766.0	$826.9

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 46,073,691 shares issued and outstanding at December 31, 2010 and 46,314,205 shares issued and outstanding at September 30, 2011	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2010 and 65,820 shares at September 30, 2011	(0.7)	(1.2)
Additional paid-in capital	512.7	526.7
Accumulated deficit	(11.9)	(11.9)

Total stockholders’ equity	500.3	513.8

Total liabilities and stockholders’ equity	$1,266.3	$1,340.7

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)	For the Nine Months Ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2.8	$—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	89.3	87.5
EnhancedView SLA deferred revenue	—	74.5
Recognition of NextView pre-FOC payments	(19.1)	(19.1)
Amortization of aerial image library, deferred contract costs and lease incentive	5.5	8.7
Non-cash stock compensation expense	4.6	11.2
Amortization of debt issuance costs and debt discount	3.4	2.9
Deferred income taxes	2.3	(3.4)
Changes in working capital, net of investing activities:
Accounts receivable, net	2.9	2.2
Prepaids and other assets	(1.0)	(8.2)
Accounts payable	0.3	4.1
Accrued liabilities	20.7	0.6
Deferred contract costs	(14.2)	(8.0)
Deferred revenue	14.3	3.7

Net cash flows provided by operating activities	111.8	156.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(25.6)	(188.1)
Other property, equipment and intangible additions	(7.5)	(4.7)
Change in restricted cash	2.8	4.2

Net cash flows used in investing activities	(30.3)	(188.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs associated with initial public offering	(0.3)	—
Proceeds from exercise of stock options	9.6	1.8
Cash paid for treasury stock	—	(0.5)

Net cash flows provided by financing activities	9.3	1.3

Net increase (decrease) in cash and cash equivalents	90.8	(30.6)
Cash and cash equivalents, beginning of period	97.0	179.3

Cash and cash equivalents, end of period	$187.8	$148.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received (paid) for income taxes	$1.2	$(1.2)
Cash paid for interest, net of capitalized amounts $6.8 and $6.0, respectively	(11.8)	(12.6)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress and property, equipment and intangibles accruals, including interest	(20.6)	(13.1)

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

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2011, included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All amounts included in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2011, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying condensed consolidated financial statements, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period. The December 31, 2010 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required, in the annual financial statements, by GAAP.

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

Included in the results of operations for the three and nine months ended September 30, 2011 we have recorded out of period adjustments primarily to increase interest expense of $0.6 million ($0.3 million after tax) and $0.3 million ($0.1 million after tax), respectively, as we determined the effects to be immaterial to the current and prior periods.

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

Subscriptions. The Company sells online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which customers pay for their subscription to one of the Company’s web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

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

The Company has generally been unable to establish VSOE for any of our products due to the Company infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. As of September 30, 2011, the Company has been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors. As the Company is unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices, and the Company’s go-to-market strategy.

The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the three and nine months ended September 30, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.

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

NOTE 3. Significant Customer

In September 2003, we entered into the NextView agreement with NGA under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the month WorldView-1 became operational. The $266.0 million was used to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When WorldView-1 reached full

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

operational capacity (FOC) in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1. Based on the current estimated useful life of WorldView-1, we recognized $19.1 million of revenue related to the pre-FOC payments for the nine months ended September 30, 2010 and 2011.

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

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of seven additional remote ground terminals above the number the Company operated prior to the EnhancedView contract, which communicate directly with our satellites, as well as the addition of a new satellite, WorldView-3. As capacity is added to our constellation, and as contractually agreed to by NGA, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the three months ended September 30, 2011, we recognized approximately $39.3 million of revenue and we recorded $24.8 million of deferred revenue related to the EnhancedView SLA contract. For the nine months ended September 30, 2011, we recognized approximately $114.6 million of revenue and we recorded $74.5 million of deferred revenue related to the EnhancedView SLA contract. As of September 30, 2011, there was $99.3 million in total deferred revenue from the inception of the EnhancedView SLA.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash. The retained cash, however, can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. During the nine months ended September 30, 2011, there was $0.2 million of holdback, all of which has been applied to other products and recognized as revenue as of September 30, 2011. There was no holdback for the three months ended September 30, 2011.

On July 25, 2011, NGA provided the Company with an Amendment of Solicitation/Modification of Contract (the Amendment) to the EnhancedView contract. The Amendment exercises the first option under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2011 through August 31, 2012.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2011	2010	2011
Defense and Intelligence
Revenue	$63.2	$64.8	$188.9	$189.6
Cost of revenue excluding depreciation and amortization	2.7	6.1	8.3	12.5
Selling, general and administrative	2.4	2.3	8.1	7.6

Segment results of operations	58.1	56.4	172.5	169.5

Commercial
Revenue	17.3	16.5	49.7	50.5
Cost of revenue excluding depreciation and amortization	1.7	1.1	5.1	3.4
Selling, general and administrative	3.5	4.7	9.8	14.2

Segment results of operations	12.1	10.7	34.8	32.9

Unallocated Common Costs
Cost of revenue excluding depreciation and amortization	6.6	10.4	17.8	27.9
Selling, general and administrative	22.3	23.7	63.3	72.7
Depreciation and amortization	29.2	29.1	89.3	87.5

Unallocated costs	58.1	63.2	170.4	188.1

Income (loss) from operations	12.1	3.9	36.9	14.3
Other income (loss), net	—	—	—	0.1
Interest income (expense), net	(10.0)	(4.6)	(30.6)	(17.8)

Income (loss) before income taxes	$2.1	$(0.7)	$6.3	$(3.4)

NOTE 5. Property and Equipment

Property and equipment consisted of the following as of:

(in millions)	December 31, 2010	September 30, 2011
Construction in progress	$79.0	$256.1
Computer equipment	126.4	143.2
Machinery and equipment	25.9	33.1
Furniture and fixtures	15.2	15.5
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,357.3	$1,558.7
Accumulated depreciation	(478.2)	(565.6)

Property and equipment, net	$879.1	$993.1

Construction in progress includes our WorldView-3 satellite, ground station construction, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $28.7 million and $29.1 million for the three months ended September 30, 2010 and 2011, respectively, and $88.2 million and $87.4 million for the nine months ended September 30, 2010 and 2011, respectively.

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

NOTE 6. Other Accrued Liabilities and Long-Term Accrued Liabilities

(in millions)	December 31, 2010	September 30, 2011
Compensation and other employee benefits	$11.0	$8.7
Accrued taxes	2.1	0.6
Accrued expense	7.0	5.2
Construction in progress accruals	1.0	23.9
Other	5.2	6.0

Total other accrued liabilities	$26.3	$44.4

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of payments to third parties for work performed on our direct access facilities. Construction in progress accruals include amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite. Other accruals consist of third party commission expense, professional fees and the current portion of deferred lease incentives.

Long-term accrued liabilities consist of future payments related to the construction of a direct access facility.

NOTE 7. Debt

Letters of Credit

At December 31, 2010 and September 30, 2011, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At December 31, 2010 and September 30, 2011, we had $19.1 million and $14.9 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements. The letters of credit, and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

Senior Secured Notes

We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which are recorded in deferred financing costs. As of December 31, 2010 and September 30, 2011, the senior secured notes had a carrying value of $346.1 million and $348.0 million, respectively, and a maturity date of May 1, 2014. The Company had the right to call the senior secured notes at a predetermined price beginning on May 1, 2012. The senior secured notes were guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of certain of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,246.0 million and $1,324.6 million as of December 31, 2010 and September 30, 2011, respectively. DigitalGlobe, Inc. (the parent company) was the issuer and certain of our subsidiaries were guarantors under the senior secured notes. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees were full and unconditional and joint and several. The financial condition, results of operations and cash flows of the guarantor subsidiaries are discussed in more detail in Note 14. The senior secured notes bore interest at the rate of 10.5% per annum, which was payable semi-annually on May 1 and November 1 each year. The Company used the effective interest rate methodology to amortize the deferred financing costs and to accrete the discount on the notes over the term of the notes.

In May 2010, the Company offered to exchange up to $355.0 million aggregate principal amount of the senior secured notes for notes that have been registered under the Securities Act of 1933, as amended (the Securities Act). The terms of the registered notes were the same as the terms of the original notes, except that the notes were registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company has accepted the exchange of $355.0 million aggregate principal amount of the senior secured notes that were properly tendered.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense, accretion of debt discount and amortization of the deferred financing fees were $9.3 million, $0.6 million and $0.5 million, respectively, for the three months ended September 30, 2010 of which $0.6 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended September 30, 2011 were $9.3 million, $0.7 million and $0.5 million, respectively, of which $5.9 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees were $27.9 million, $1.9 million and $1.5 million, respectively, for the nine months ended September 30, 2010, respectively, of which $1.4 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees were $27.9 million, $1.9 million and $1.5 million, respectively, for the nine months ended September 30, 2011, of which $14.2 million was capitalized to assets under construction.

As of September 30, 2011 our future debt payments included the maturity of the senior secured notes in May 2014, at which time we would have owed the full obligation amount of $355.0 million. On October 12, 2011 the Company entered into a new senior secured loan facility and has subsequently paid the full obligation under the senior secured notes. See Note 13 for further information.

NOTE 8. Fair Values of Financial Instruments

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at December 31, 2010	$98.7	$98.7	$—	$—
Cash equivalents at September 30, 2011	109.0	109.0	$—	$—

Our cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2010 and September 30, 2011, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments as of December 31, 2010 and September 30, 2011.

The Company’s senior secured notes were traded on an active market. The fair value of the senior secured notes was based on quoted market rates.

(in millions)	Carrying Amount	Estimated Fair Value
Senior Secured Notes at December 31, 2010	$346.1	$403.8
Senior Secured Notes at September 30, 2011	348.0	390.9

NOTE 9. Shareholders’ Equity

On May 14, 2009, the Company completed an IPO consisting of 14.7 million shares of common stock at $19.00 per share. The offering included 13.3 million shares sold by selling stockholders and 1.4 million shares sold by the Company. On September 15, 2010, the Company priced a secondary offering of shares of common stock at $30.25 per share. The Company did not receive proceeds from the sale of the shares of its common stock in the secondary offering, therefore we expensed the $0.4 million of the costs associated with the offering. At September 30, 2011, the Company has 250.0 million authorized shares of common stock. At September 30, 2011, 46.3 million shares of common stock were issued and 46.2 million were outstanding.

Treasury Stock

There were no repurchases of our common stock during 2010. During 2011, certain participants elected to have the Company withhold 21,781 shares to pay for minimum taxes due, in accordance with the 2007 Employee Stock Option Plan, at the time their restricted stock vested. Such shares have been included in treasury shares.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option activity for the nine months ended September 30, 2011 is presented below.

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
Outstanding – December 31, 2010	2,991,850	$22.96	7.65	$26.2
Granted	541,668	28.57
Exercised	81,701	21.60
Forfeited/Expired	108,862	27.77

Outstanding – September 30, 2011	3,342,955	$23.75	7.30	$2.2

Exercisable – December 31, 2010	1,786,744	$21.72	6.92	$17.9
Exercisable – September 30, 2011	2,082,988	$22.08	6.42	$2.1

(1)

Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2010 and September 30, 2011, respectively, which option holders would have realized had they exercised their options as of that date.

During the first nine months of 2011, the Company awarded 156,868 shares of restricted stock to certain employees, which will vest over four years and 17,170 unrestricted shares to independent members of our board of directors pursuant to applicable compensation plans which vested immediately on the date of grant. A summary of restricted stock activity for the nine months ended September 30, 2011 is shown below.

Restricted Stock Awards	No. of Shares	Weighted Average Grant Date Fair Value
Un-vested at December 31, 2010	217,860	$30.45
Granted	174,038	29.21
Forfeited	2,531	31.54
Vested	85,595	29.16

Un-vested at September 30, 2011	303,772	$30.09

On April 4, 2011, Ms. Jill D. Smith, former Chief Executive Officer of the Company, terminated her employment relationship with the Company. The provisions in Ms. Smith’s Amended and Restated Employment agreement provided for a modification in the option and stock awards that she previously received. This modification included continued vesting of her equity awards through the two year term of her non-compete agreement and included an extension of the exercise period for her options to 90 days following the expiration of her non-compete agreement with the Company. This modification resulted in a $5.1 million non-cash charge to stock compensation expense during the second quarter of 2011.

NOTE 10. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2010	2011	2010	2011
Earnings (loss) per share:
Net income (loss)	$0.8	$1.1	$2.8	$—

Basic weighted average number of common shares outstanding	43.6	46.3	44.2	46.2
Assuming exercise of stock options and restricted shares	2.7	0.4	2.1	0.6

Diluted weighted average number of common shares outstanding	46.3	46.7	46.3	46.8

Earnings (loss) per share:
Basic	$0.02	$0.02	$0.06	$0.00

Diluted	$0.02	$0.02	$0.06	$0.00

No options were excluded from the computation of diluted EPS because, for the three months ended September 30, 2010, no shares were anti-dilutive for that period. The number of options that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive, were 2.1 million for the three months ended September 30, 2011, and 0.8 million and 1.1 million for the nine months ended September 30, 2010 and 2011, respectively.

NOTE 11. Related Party Transactions

Morgan Stanley / Morgan Stanley & Co. Incorporated

On September 21, 2010, the Company consummated a secondary offering of 6.9 million shares of common stock, on behalf of selling shareholders, at $30.25 per share. Morgan Stanley served as a joint book-runner, and was a seller of the majority of the shares included in the offering, and received compensation in the amount of $5.7 million.

As discussed in Note 13, on October 12, 2011, we entered into our new senior secured credit facility and completed the tender offer and consent solicitation regarding our senior secured notes pursuant to which we repurchased all of our previously outstanding senior secured notes. Morgan Stanley Senior Funding, Inc. served as a joint lead arranger and joint bookrunner for the new credit facility and Morgan Stanley served as a dealer manager in connection with the tender offer. As a result of these transactions, Morgan Stanley and its affiliates received compensation in the amount of $3.4 million.

At December 31, 2010 and September 30, 2011, Morgan Stanley and its affiliates held 7.5 million shares, or 16.2% and 16.1%, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, five of our current board of directors were originally Morgan Stanley’s designees. The Directors who were Morgan Stanley designees are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange. As a result of the reduction in Morgan Stanley’s ownership percentage subsequent to the sale of shares in the September 2010 secondary offering, Morgan Stanley currently has the right to propose three directors for nomination to the Board of Directors, all of whom must be independent.

NOTE 12. Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 199,476 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded on the straight line basis over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.6 million and $2.6 million of net leasehold improvements at December 31, 2010 and September 30, 2011, respectively, which we are amortizing ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense net of sublease income approximated $0.6 million and $0.6 million, for the three months ended September 30, 2010 and 2011, respectively, and $2.0 million and $1.8 million for the nine months ended September 30, 2010 and 2011, respectively.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 13. Subsequent Events

On October 12, 2011, the Company entered into a $500 million, seven-year senior secured term loan facility and a $100 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “Credit Agreement”). The Company has borrowed the full amount of the term loan facility to fund its cash tender offer to purchase all of its senior secured notes. The Company received net cash proceeds from the term loan facility of approximately $66.0 million following the payment of approximately $410.9 million for the tender of the senior secured notes, $11 million in estimated underwriting and other fees and expenses incurred in connection with the tender offer and the Credit Agreement, and net of the term loan issuance discount of $12.5 million. The transaction will result in an estimated loss on extinguishment of debt of approximately $51 million, during the fourth quarter of 2011. As a result of the tender offer, 100% of all bonds were tendered and retired by the Company. The Company will use the remaining cash proceeds for general corporate purposes, which may include acquisitions and share repurchases. As of the date of this filing, the revolving credit facility remains undrawn.

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The Credit Agreement also requires the Company to comply with a maximum leverage ratio and minimum interest coverage ratio.

Borrowings under the Credit Agreement will bear interest, at the Company’s option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.50% for adjusted LIBOR loans or 3.50% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending on the Company’s leverage ratio, up to a maximum of 4.50%. The term loan facility current bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.

NOTE 14. Guarantor Subsidiaries

The Company’s payment obligations for the senior secured notes (Note 7) were guaranteed by certain of our subsidiaries. Each of the subsidiary guarantors is 100% owned by the parent company and the guarantees were full and unconditional and joint and several. For the three and nine months ended September 30, 2011, the income of the subsidiary guarantors was greater than 3% of our total pretax income, thus, we have provided the financial information below for the parent and subsidiary guarantors. Financial information for our non-guarantor subsidiary has not been presented as the financial condition, results of operations and cash flows of our non-guarantor subsidiary are minor.

For this guarantor financial information, investments in subsidiaries are accounted for by each entity using the equity method of accounting. Net income (loss) of the guarantor subsidiaries is, therefore, reflected in the parent company’s investments in subsidiaries. Net income (loss) of the guarantor and non-guarantor subsidiaries is reflected in parent company as equity income (loss) in consolidated subsidiaries. The elimination entries eliminate investments in subsidiaries and the equity income (loss) in subsidiaries as well as intercompany balances and transactions for consolidated reporting purposes.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the three months ended September 30, 2011

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$81.3	$3.5	$(3.5)	$81.3
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	17.6	—	—	17.6
Selling, general and administrative	30.8	3.4	(3.5)	30.7
Depreciation and amortization	29.1	—	—	29.1

Income from operations	3.8	0.1	—	3.9
Other income (expense), net	—	—	—	—
Interest income (expense), net	(4.6)	—	—	(4.6)

Income (loss) before income taxes	(0.8)	0.1	—	(0.7)
Income tax (expense) benefit	1.8	—	—	1.8

Net income (loss) before equity in income (loss) of consolidated subsidiaries	1.0	0.1	—	1.1
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Net income (loss)	$1.1	$0.1	$(0.1)	$1.1

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the three months ended September 30, 2010

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$80.5	$2.2	$(2.2)	$80.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	11.0	—	—	11.0
Selling, general and administrative	28.3	2.1	(2.2)	28.2
Depreciation and amortization	29.2	—	—	29.2

Income from operations	12.0	0.1	—	12.1
Interest income (expense), net	(10.0)	—	—	(10.0)

Income (loss) before income taxes	2.0	0.1	—	2.1
Income tax (expense) benefit	(1.3)	—	—	(1.3)

Net income (loss) before equity in income (loss) of consolidated subsidiaries	0.7	0.1	—	0.8
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Net income (loss)	$0.8	$0.1	$(0.1)	$0.8

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2011

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$240.1	$10.8	$(10.8)	$240.1
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	43.8	—	—	43.8
Selling, general and administrative	95.0	10.3	(10.8)	94.5
Depreciation and amortization	87.4	0.1	—	87.5

Income from operations	13.9	0.4	—	14.3
Other income (expense), net	0.1	—	—	0.1
Interest income (expense), net	(17.8)	—	—	(17.8)

Income (loss) before income taxes	(3.8)	0.4	—	(3.4)
Income tax (expense) benefit	3.5	(0.1)	—	3.4

Net income (loss) before equity in income (loss) of consolidated subsidiaries	(0.3)	0.3	—	—
Equity in income of consolidated subsidiaries	0.3	—	(0.3)	—

Net income (loss)	$—	$0.3	$(0.3)	$—

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2010

(in millions)	Parent Company	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$238.6	$6.3	$(6.3)	$238.6
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	31.2	—		31.2
Selling, general and administrative	81.5	6.0	(6.3)	81.2
Depreciation and amortization	89.2	0.1	—	89.3

Income from operations	36.7	0.2	—	36.9
Interest income (expense), net	(30.6)	—	—	(30.6)

Income (loss) before income taxes	6.1	0.2	—	6.3
Income tax (expense) benefit	(3.5)	—	—	(3.5)

Net Income (loss) before equity in income (loss) of consolidated subsidiaries	2.6	0.2	—	2.8
Equity in income of consolidated subsidiaries	0.2	—	(0.2)	—

Net income (loss)	$2.8	$0.2	$(0.2)	$2.8

Supplemental Unaudited Condensed Consolidating Balance Sheet

As of September 30, 2011

(in millions, except share and per share data)	Parent	100% owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148.6	$0.1	$—	$148.7
Restricted cash	5.6	—	—	5.6
Accounts receivable	43.1	1.6	(1.6)	43.1
Prepaid and current assets	19.8	—	—	19.8
Deferred taxes	50.6	—	—	50.6

Total current assets	267.7	1.7	(1.6)	267.8
Property and equipment	993.0	0.1	—	993.1
Goodwill	8.7	—	—	8.7
Intangibles	0.1	—	—	0.1
Aerial image library	8.9	—	—	8.9
Long-term restricted cash	10.5	—	—	10.5
Long-term deferred contract costs	45.8	—	—	45.8
Other assets, net	5.7	0.1	—	5.8
Investments in subsidiaries	1.0	—	(1.0)	—

Total assets	$1,341.4	$1.9	$(2.6)	$1,340.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10.1	$—	$(1.6)	$8.5
Accrued interest	15.5	—	—	15.5
Other accrued liabilities	43.5	0.9	—	44.4
Current portion of deferred revenue	34.6	—	—	34.6

Total current liabilities	103.7	0.9	(1.6)	103.0
Long-term accrued liability	1.4	—	—	1.4
Non-current portion of deferred revenue	309.6	—	—	309.6
Deferred lease incentive	3.6	—	—	3.6
Long-term debt, net of discount	348.0	—	—	348.0
Long-term deferred tax liability	61.3	—	—	61.3

Total liabilities	$827.6	$0.9	$(1.6)	$826.9

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Total stockholders’ equity	513.8	1.0	(1.0)	513.8

Total liabilities and stockholders’ equity	$1,341.4	$1.9	$(2.6)	$1,340.7

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Consolidating Balance Sheet

As of December 31, 2010

(in millions, except share and per share data)	Parent	100% Owned Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.2	$0.1	$—	$179.3
Restricted cash	6.7	—	—	6.7
Accounts receivable	45.3	1.4	(1.4)	45.3
Prepaid and current assets	19.3	0.1	—	19.4
Deferred taxes	62.7	—	—	62.7

Total current assets	313.2	1.6	(1.4)	313.4
Property and equipment	879.0	0.1	—	879.1
Goodwill	8.7	—	—	8.7
Intangibles	0.3	—	—	0.3
Aerial image library	1.9	—	—	1.9
Long-term restricted cash	13.6	—	—	13.6
Long-term deferred contract costs	42.1	—	—	42.1
Other assets, net	7.1	0.1	—	7.2
Investments in subsidiaries	0.7	—	(0.7)	—

Total assets	$1,266.6	$1.8	$(2.1)	$1,266.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16.2	$0.2	$(1.4)	$15.0
Accrued interest	6.2	—	—	6.2
Other accrued liabilities	25.4	0.9	—	26.3
Current portion of deferred revenue	38.9	—	—	38.9

Total current liabilities	86.7	1.1	(1.4)	86.4
Long-term accrued liability	6.0	—	—	6.0
Non-current portion of deferred revenue	246.2	—	—	246.2
Deferred lease incentive	4.6	—	—	4.6
Long-term debt, net of discount	346.1	—	—	346.1
Long-term deferred tax liability, net	76.7	—	—	76.7

Total liabilities	$766.3	$1.1	$(1.4)	$766.0

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Total stockholders’ equity	500.3	0.7	(0.7)	500.3

Total liabilities and stockholders’ equity	$1,266.6	$1.8	$(2.1)	$1,266.3

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Unaudited Condensed Statement of Cash Flows

For the nine months ended September 30, 2011

(in millions)	Parent	100% Owned Guarantor Subsidiaries	Consolidated
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$156.7	$—	$156.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(188.1)	—	(188.1)
Other property, equipment and intangible additions	(4.7)	—	(4.7)
Decrease in restricted cash	4.2	—	4.2

Net cash flows used in investing activities	(188.6)	—	(188.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1.8	—	1.8
Cash paid for treasury stock	(0.5)	—	(0.5)

Net cash flows provided by financing activities	1.3	—	1.3

Net (decrease) in cash and cash equivalents	(30.6)	—	(30.6)
Cash and cash equivalents, beginning of period	179.2	0.1	179.3

Cash and cash equivalents, end of period	148.6	0.1	148.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received (paid) for income taxes	(1.2)	—	(1.2)
Cash paid for interest, net of capitalized amounts $6.0	(12.6)	—	(12.6)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress and property, equipment and intangibles accruals, including interest	$(13.1)	$—	$(13.1)

Supplemental Unaudited Condensed Statement of Cash Flows

For the nine months ended September 30, 2010

(in millions)	Parent	100% Owned Guarantor Subsidiaries	Consolidated
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$111.7	$0.1	$111.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(25.6)	—	(25.6)
Other property, equipment and intangible additions	(7.5)	—	(7.5)
Decrease in restricted cash	2.8	—	2.8

Net cash flows used in investing activities	(30.3)	—	(30.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	(0.3)	—	(0.3)
Proceeds from exercise of stock options	9.6	—	9.6

Net cash flows provided by financing activities	9.3	—	9.3

Net increase in cash and cash equivalents	90.7	0.1	90.8
Cash and cash equivalents, beginning of period	97.0	—	97.0

Cash and cash equivalents, end of period	187.7	0.1	187.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received (paid) for income taxes	1.2	—	1.2
Cash paid for interest, net of capitalized amounts $6.8	(11.8)	—	(11.8)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress and property, equipment and intangibles, accruals, including interest	$(20.6)	—	(20.6)

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

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers include U.S. and foreign defense and intelligence agencies and a wide variety of commercial customers, such as internet portals, companies in the energy, telecommunications, utility and agricultural industries, and U.S. and foreign civil government agencies. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imagery satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high resolution earth imagery commercially available, containing more than 1.8 billion square kilometers of imagery, with new imagery added every day. As of September 30, 2011, our collection capacity was approximately 840 million square kilometers per year.

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

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (3-D) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3-D maps and for flight simulations.

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

Significant Customer

In September 2003, we entered into the NextView agreement with the National Geospatial-Intelligence Agency (NGA) under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the month WorldView-1 became operational. The $266.0 million was used to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When WorldView-1 reached fully operational capacity (FOC) in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1. The remaining $265.0 million commitment was to be received upon the delivery of imagery once WorldView-1 achieved FOC. In January 2008, we amended the NextView agreement from image-based ordering to a service level agreement (NextView SLA) and increased the amount we received under the NextView agreement from $265.0 million to $311.0 million. On June 25, 2009, the NextView SLA agreement was further amended to extend the term from July 31, 2009 through March 31, 2010 in consideration for payment of an additional $100.0 million, payable at $12.5 million per month during the extended term. On February 9, 2010, the NextView agreement was amended to provide NGA with an option to extend the agreement for three months on the same terms from April 1, 2010 to June 30, 2010 and six additional options each for a one month period with the last option term expiring on December 31, 2010. The NextView SLA expired August 31, 2010.

On August 6, 2010, we entered into the EnhancedView agreement with NGA. The SLA portion of the EnhancedView agreement, (EnhancedView SLA) has an effective date of September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView agreement has a ten year term, inclusive of nine one-year renewal options exercisable by NGA, and is subject to Congressional appropriations and the federal budget process, and the right of NGA to terminate or suspend the contract at any time. On July 25, 2011, NGA exercised the first option under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2011 through August 31, 2012.

The EnhancedView SLA portion of the award is $2.8 billion over the ten-year term of the contract assuming NGA exercises all of its options, all are funded through the appropriations process and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. DigitalGlobe will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we are constructing our next satellite, WorldView-3, as well as implementing certain other infrastructure enhancements.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of seven additional remote ground terminals above the number the Company operated prior to the EnhancedView contract, which communicate directly with our satellites, as well as the addition of a new satellite, WorldView-3. Our WorldView-3 satellite is expected to be ready for launch in the second half of 2014. As capacity is added to our constellation, and as contractually agreed to by NGA, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. We recognized approximately $12.5 million of revenue monthly through August 31, 2011, under the EnhancedView SLA. As of September 1, 2011,

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Company increased the capacity of the constellation made available to NGA and will now recognize approximately $14.1 million per month under the EnhancedView SLA. For the three months ended September 30, 2011, we recognized approximately $39.3 million of revenue and we recorded $24.8 million of deferred revenue related to the EnhancedView SLA contract. For the nine months ended September 30, 2011, we recognized approximately $114.6 million of revenue and we recorded $74.5 million of deferred revenue related to the EnhancedView SLA contract. As of September 30, 2011, there was $99.3 million in total deferred revenue from the inception of the EnhancedView SLA.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash; however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. During the nine months ended September 30, 2011, there was $0.2 million of holdback, all of which has been applied to other products and recognized as revenue as of September 30, 2011. There was no holdback for the three months ended September 30, 2011.

Revenue

Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers.

We conduct our business through two segments: (i) defense and intelligence and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their purchasing habits. Our imagery products and services are comprised of imagery that we process to varying levels according to the customers’ specifications. We deliver our products and services using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2011	2010	2011
Revenue
Defense and Intelligence	$63.2	$64.8	$188.9	$189.6
Commercial	17.3	16.5	49.7	50.5

Total Revenue	$80.5	$81.3	$238.6	$240.1

Revenue as a percent of total
Defense and Intelligence	78.5%	79.7%	79.2%	79.0%
Commercial	21.5	20.3	20.8	21.0

Total Revenue	100.0%	100.0%	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2011	2010	2011
Revenue
U.S.	$57.0	$56.3	$170.5	$163.6
Foreign	23.5	25.0	68.1	76.5

Total Revenue	$80.5	$81.3	$238.6	$240.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2011	2010	2011
Defense and Intelligence revenue
U.S. and Canada revenue
NGA SLA	$37.5	$39.3	$112.6	$114.6
Other revenue and value added services	6.9	5.7	22.9	16.0
Amortization of pre-FOC payments related to NextView	6.4	6.4	19.1	19.1

Total U.S. and Canada revenue	50.8	51.4	154.6	149.7

International revenue, excluding Canada	1.9	1.8	9.2	6.3
DAP revenue	10.5	11.6	25.1	33.6

Total international revenue, excluding Canada	12.4	13.4	34.3	39.9

Total defense and intelligence revenue	$63.2	$64.8	$188.9	$189.6

Revenue as a Percent of Total
U.S. and Canada	80.4%	79.3%	81.8%	79.0%
International, excluding Canada	19.6%	20.7%	18.2%	21.0%
Reseller and Direct Sales
Direct Sales	88.3%	98.5%	88.9%	98.2%
Resellers	11.7%	1.5%	11.1%	1.8%

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
NGA	60.8%	62.7%	63.1%	61.8%
Hitachi Solutions, Ltd.	9.3%	9.8%	8.8%	10.0%

Commercial Revenue

Our commercial business consists of a variety of customers that use our content for mapping, monitoring, analysis and planning activities. These customers include among others, but are not limited to, civil governments and agencies, internet portals, map makers, energy, telecommunications, utility and agricultural companies. Our commercial business also includes customers that add our content to enhance and expand the information products and services that they develop and sell to the commercial market.

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

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended September 30, 2010 and 2011, we generated approximately 29.1% and 53.6% of our commercial revenue from paid tasking, respectively, and 70.9% and 46.4% from our ImageLibrary, respectively. For the nine months ended September 30, 2010 and 2011, we generated approximately 30.6% and 46.8% of our commercial revenue from paid tasking, respectively, and 69.4% and 53.2% from our ImageLibrary, respectively. The shift in revenue mix between ImageLibrary and tasking sales is related to the completion of certain contracts in 2011 which had substantial proportions of imagery deliveries from paid tasking. However, given the nature of backlog growth among our Commercial customers, we expect the proportion of revenue from the ImageLibrary to increase in future periods.

For the three months ended September 30, 2010 and September 30, 2011, our top five commercial customers accounted for 56.1% and 48.4% of our commercial revenue, respectively. For the nine months ended September 30, 2010 and September 30, 2011, our top five commercial customers accounted for 46.7% and 44.3% of our commercial revenue, respectively. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies and as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Commercial Revenue
Americas	$8.4	$7.2	$21.7	$20.2
International	8.9	9.3	28.0	30.3

Total commercial revenue	$17.3	$16.5	$49.7	$50.5

Revenue as a Percent of Total
Americas	48.6%	43.6%	43.7%	40.0%
International	51.4%	56.4%	56.3%	60.0%
Reseller and Direct Sales
Direct sales	49.3%	27.7%	42.9%	41.3%
Resellers	50.7%	72.3%	57.1%	58.7%

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

The increase in selling, general and administrative expenses are offset by the capitalization of direct labor costs incurred in the development of new assets, especially during the construction of a new satellite. Since the initiation of our WorldView-3 satellite and other capital investments related to the EnhancedView program, we have been capitalizing increasing amounts of direct labor costs that are associated with the development of these programs.

Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets.

Our interest charges consist primarily of interest payments on borrowings and may be capitalized as a cost of our satellite construction, as well as other discrete projects. As we increase capital expenditures, primarily related to the construction of our WorldView-3 satellite and related ground stations, we expect the interest that is capitalized to increase until the successful commission of our satellite.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

The following table represents our estimated backlog as of September 30, 2011:

(in millions)
EnhancedView SLA	$2,709.2
DAP	142.3
Amortization of pre-FOC payments related to NextView	169.1
Other (1)	116.1

Total Backlog	$3,136.7

1)

Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from U.S. and International D&I and Commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated term of the EnhancedView contract through September 1, 2020, amounts committed under DAP agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. The EnhancedView contract is structured as a multi-year term, inclusive of annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the nine option years, we include the remaining term in backlog, because we believe it is NGA’s intention to exercise all subsequent option years, subject to annual appropriation of congressional funding and federal budget process.

The pre-FOC balance will be recognized over 10.5 years from the FOC of WorldView-1. We recognize it ratably over the estimated satellite life, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur from time to time which could result in a reduction in our total backlog. Any such terminations, amendments or cancellations may also negatively impact the timing of our realization of backlog.

Results of Operations

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Included in the results of operations for the three months ended September 30, 2011 we have recorded out of period adjustments primarily to increase interest expense of $0.6 million ($0.3 million after tax), as we determined the effects to be immaterial to the current and prior periods.

The following tables summarize our historical results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Change
(in millions)	2010	2011	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$63.2	$64.8	$1.6	2.5%
Commercial revenue	17.3	16.5	(0.8)	(4.6)

Total revenue	80.5	81.3	0.8	1.0
Cost of revenue excluding depreciation and amortization	11.0	17.6	6.6	60.0
Selling, general and administrative	28.2	30.7	2.5	8.9
Depreciation and amortization	29.2	29.1	(0.1)	(0.3)

Income from operations	12.1	3.9	(8.2)	(67.8)
Interest income (expense), net	(10.0)	(4.6)	(5.4)	(54.0)

Income (loss) before income taxes	2.1	(0.7)	(2.8)	133.3
Income tax (expense) benefit	(1.3)	1.8	3.1	238.5

Net income (loss)	$0.8	$1.1	$0.3	37.5%

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,
	2010	2011
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	13.7	21.6
Selling, general and administrative	35.0	37.8
Depreciation and amortization	36.3	35.8

Income from operations	15.0	4.8
Interest income (expense), net	(12.4)	(5.7)

Income (loss) before income taxes	2.6	(0.9)
Income tax (expense) benefit	1.6	2.2

Net income (loss)	1.0%	(1.3)%

Revenue increased $0.8 million from $80.5 million for the three months ended September 30, 2010 to $81.3 million for the three months ended September 30, 2011.

There was an increase of $1.6 million in Defense and Intelligence revenue during the three months ended September 30, 2011, to $64.8 million from $63.2 million for the three months ended September 30, 2010. This increase was a result of $1.8 million of additional revenue recognized under the NGA SLA due to increased capacity made available to NGA as of September 1, 2011 and $1.1 million increase in direct access program revenue. These increases were offset by a $1.2 million decrease in value added services primarily due to a decrease in funding available for NGA projects. Included in value added services is $3.7 million recognized upon completion of a one-time discrete project delivered to NGA during the third quarter of 2011. The decrease of $0.8 million in Commercial revenue to $16.5 million for the three months ended September 30, 2011 from $17.3 million for the three months ended September 30, 2010, was due to $1.2 million decrease in consumer revenue in the Americas offset by a $0.4 million increase in international sales, primarily in Europe.

Cost of revenue increased $6.6 million during the three months ended September 30, 2011 to $17.6 million from $11.0 million for the three months ended September 30, 2010. This increase is attributed to (i) a $3.0 million increase in costs associated with a one-time discrete project delivered to NGA during the third quarter of 2011, (ii) a $2.5 million increase in costs related to ground system operations due to additional remote ground terminals being put into service during the quarter and (iii) a $1.4 million increase in labor related costs due to headcount growth. For the three months ended September 30, 2011, cost of revenue as a percentage of revenue was 21.6%, a 7.9% increase from 13.7% for the three months ended September 30, 2010.

Selling, general and administrative costs increased $2.5 million for the three months ended September 30, 2011, to $30.7 million from $28.2 million for the three months ended September 30, 2010. This increase was attributable to (i) a $1.8 million increase in consulting, (ii) a $1.2 million increase in bad debt expense, (iii) a $0.4 million increase in labor related costs, primarily stock compensation, and (iv) a $0.3 million increase in general software and maintenance fees. These increases were offset by a $1.4 million decrease in costs to insure our satellite constellation, primarily due to a reduced insurance premium for WorldView-2 as the satellite is in year two of on-orbit insurance. For the three months ended September 30, 2011, selling, general and administrative expenses as a percentage of revenue were 37.8%, a 2.8% increase from 35.0% for the three months ended September 30, 2010.

Depreciation and amortization decreased by $0.1 million for the three months ended September 30, 2011, to $29.1 million from $29.2 million for the three months ended September 30, 2010. Due to the significant amount of depreciation generated by our satellites, we do not anticipate large fluctuations in depreciation and amortization until a satellite or other large projects are put into service.

Interest expense, net of capitalized interest, decreased by $5.4 million for the three months ended September 30, 2011 to $4.6 million from $10.0 million during the three months ended September 30, 2010. This decrease is attributed to approximately 53% of our interest being capitalized to capital projects during the three months ended September 30, 2011. During the third quarter of 2010, the Company started the construction of the WorldView-3 satellite. As a result of this construction, we expect our capital expenditures to increase during the construction of the WorldView-3 satellite. We therefore anticipate that more of our interest will be capitalized during this period.

In order to calculate our income tax expense, we performed an analysis of our projected 2011 operating results to determine an effective overall tax rate to be applied for the nine months ended September 30, 2011. In the third quarter of 2011 the Company completed a research and experimentation tax credit study that resulted in a $1.6 million discrete tax benefit. This discrete item increased the overall effective tax rate for the three and nine months ending September 30, 2011.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Included in the results of operations for the nine months ended September 30, 2011 we have recorded out of period adjustments primarily to increase interest expense of $0.3 million ($0.1 million after tax), as we determined the effects to be immaterial to the current and prior periods.

The following tables summarize our historical results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, and our expenses as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,		Change
(in millions)	2010	2011	$	Percent
Historical results of operations:
Defense and Intelligence revenue	$188.9	$189.6	$0.7	0.3%
Commercial revenue	49.7	50.5	0.8	1.6

Total revenue	238.6	240.1	1.5	0.6
Cost of revenue excluding depreciation and amortization	31.2	43.8	12.6	40.4
Selling, general and administrative	81.2	94.5	13.3	16.4
Depreciation and amortization	89.3	87.5	(1.8)	(2.0)

Income from operations	36.9	14.3	(22.6)	(61.2)
Other income (expense), net	—	0.1	0.1	—
Interest income (expense), net	(30.6)	(17.8)	12.8	(41.8)

Income (loss) before income taxes	6.3	(3.4)	(9.7)	(154.0)
Income tax (expense) benefit	(3.5)	3.4	6.9	197.1

Net income (loss)	$2.8	$—	$(2.8)	(100.0)%

	Nine Months Ended September 30,
	2010	2011
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	13.1	18.2
Selling, general and administrative	34.0	39.4
Depreciation and amortization	37.4	36.4

Income from operations	15.5	6.0
Other income (expense), net	—	—
Interest income (expense), net	(12.8)	(7.4)

Income (loss) before income taxes	2.7	(1.4)
Income tax (expense) benefit	(1.5)	1.4

Net income (loss)	1.2%	—%

Revenue increased $1.5 million from $238.6 million for the nine months ended September 30, 2011 to $240.1 million for the nine months ended September 30, 2010.

There was an increase of $0.7 million in Defense and Intelligence revenue during the nine months ended September 30, 2011, to $189.6 million from $188.9 million for the nine months ended September 30, 2010. This increase was the result of an $8.5 million increase in our direct access programs due to all four DAP customers being fully operational during the nine months ended September 30, 2011. Three of the DAP customers were brought into service throughout 2010. There was also a $1.8 million increase in revenue recognized under the EnhancedView SLA due to increased capacity made available to NGA beginning September 1, 2011. These increases were offset by a $6.9 million decrease in value added services primarily due to a decrease in funding available for NGA projects. Included in value added services is $3.7 million recognized upon completion of a one-time discrete project delivered to NGA during the third quarter of 2011. There was also a $2.9 million decrease in Defense and Intelligence international sales as a result of those customers who are now operating under our direct access program no longer purchasing certain imaged products. The $0.8 million increase in Commercial revenue to $50.5 million for the nine months ended September 30, 2011 was due to a $2.3 million increase in international sales, primarily in Europe, offset by a $1.5 million decrease in consumer revenue in the Americas.

Cost of revenue increased $12.6 million during the nine months ended September 30, 2011 to $43.8 million from $31.2 million for the nine months ended September 30, 2010. Included in cost of revenue is $3.0 million associated with a one-time discrete project delivered to NGA during the third quarter of 2011. During the nine months ended September 30, 2010 we had a similar amount of costs related to other discrete projects. The increase in cost of revenue is primarily attributable to (i) a $5.3 million increase in labor related costs due to headcount growth, of which $0.7 million of the increase is related to stock compensation, (ii) a $4.6 million increase related to our ground system operations due to increased usage and additional remote ground terminals being put into service during the year, (iii) a $2.1 million increase in general software licenses and support due to increased headcount and (iv) an approximate $0.6 million increase in other overhead related expenses. For the nine months ended September 30, 2011 cost of revenue as a percentage of revenue was 18.2%, a 5.1% increase from 13.1% for the nine months ended September 30, 2010.

Selling, general and administrative costs increased $13.3 million for the nine months ended September 30, 2011, to $94.5 million from

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$81.2 million for the nine months ended September 30, 2010. This increase was primarily attributable to (i) a $9.9 million increase in labor related costs including stock compensation, of which $5.1 million of stock compensation was related to the termination of the prior CEO, (ii) a $3.2 million increase in consulting services, (iii) a $2.6 million increase in bad debt expenses, (iv) a $1.4 million increase in general software and maintenance fees and (v) a $0.5 million increase in general overhead costs. These increases were offset by a decrease of $4.4 million in insurance costs primarily related to our satellite constellation, due to a reduced insurance premium for WorldView-2 as the satellite is in the second year of on-orbit insurance. For the nine months ended September 30, 2011, selling, general and administrative expenses as a percentage of revenue was 39.4%, a 5.4% increase from 34.0% in the nine months ended September 30, 2010.

Depreciation and amortization decreased by $1.8 million for the nine months ended September 30, 2011, to $87.5 million from $89.3 million for the nine months ended September 30, 2010. The decrease is primarily related to extending the life of the Quickbird satellite during the second quarter of 2011.

Other income (expense), net, increased to $0.1 million for the nine months ended September 30, 2011 as compared to the first nine months of 2010. This increase was due to the accelerated on-orbit incentive payment that we paid in full, during the first quarter of 2011, which resulted in a nominal gain upon settlement.

Interest expense, net of capitalized interest, decreased $12.8 million for the nine months ended September 30, 2011 to $17.8 million from $30.6 million for the nine months ended September 30, 2010. This decrease is attributed to approximately 44% of our interest being capitalized to capital projects during the nine months ended September 30, 2011 as compared to 5% during the nine months ended September 30, 2010. During the third quarter of 2010, the Company started the construction of the WorldView-3 satellite. As we expect our capital expenditures to increase during the construction of the WorldView-3 satellite, we therefore anticipate that more of our interest will be capitalized during this period.

In order to calculate our income tax expense, we performed an analysis of our projected 2011 operating results to determine an effective overall tax rate to be applied for the nine months ended September 30, 2011. In the third quarter of 2011 the Company completed a research and experimentation tax credit study that resulted in a $1.6 million discrete tax benefit. This discrete item increased the overall effective tax rate for the three and nine months ending September 30, 2011.

Balance Sheet Measures

Total assets increased $74.4 million, from $1,266.3 million at December 31, 2010 to $1,340.7 million at September 30, 2011. Total assets increased primarily as a result of an increase in property and equipment of $114.0 million, from $879.1 million at December 31, 2010 to $993.1 million at September 30, 2011. The increase in property and equipment is attributable to an increase in the WorldView-3 satellite project and other infrastructure projects. The aerial image library increase of $7.0 million, from $1.9 million at December 31, 2010 to $8.9 million at September 30, 2011, is due to receipt of increased imagery acquired from a third party provider. These increases were offset by a decrease in cash and cash equivalents of $30.6 million due to increased operating costs and increased capital expenditures related to World-View 3.

Total liabilities increased $60.9 million, from $766.0 million at December 31, 2010 to $826.9 million at September 30, 2011. This increase was due to a net $59.1 million increase in total deferred revenue from $285.1 million at December 31, 2010 to $344.2 at September 30, 2011 primarily due to payments received from NGA under the EnhancedView SLA, offset by the recognition of the pre-FOC payments received under the NextView agreement. Accrued interest increased $9.3 million from $6.2 million at December 31, 2010 to $15.5 million at September 30, 2011, due to the timing of interest payments. Under the senior secured credit facility in place as of September 30, 2011, we paid interest on May 1 and November 1 each year. Total accounts payable, other accrued liabilities and long-term accrued liabilities increased a net of $7.0 million from $47.3 million at December 31, 2010 to $54.3 million at September 31, 2011. The increase is primarily related to the timing of accruals and milestone payments on capital projects.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 62.7% and 61.8% of our consolidated revenue for the three and nine months ended September 30, 2011, respectively. If the U.S. government were to not renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In summary, our cash flows were:

	Nine months ended September 30,
(in millions)	2010	2011
Net cash provided by operating activities	$111.8	$156.7
Net cash used in investing activities	(30.3)	(188.6)
Net cash provided by financing activities	$9.3	$1.3

Cash provided by operating activities increased from $111.8 million in the nine months ending September 30, 2010 to $156.7 million in the nine months ending September 30, 2011. The $44.9 million increase was primarily the result of an increase in deferred revenue due to the EnhancedView SLA contract, offset by a decrease from net changes in working capital accounts.

Cash used in investing activities increased from $30.3 million in the nine months ending September 30, 2010 to $188.6 million in the nine months ending September 30, 2011. The $158.3 million increase was primarily due to an increase in capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure. We anticipate capital expenditures to increase throughout the remainder of 2011 and thereafter, until the completion of WorldView-3.

Cash provided by financing activities decreased from $9.3 million in the nine months ending September 30, 2010 to $1.3 million in the nine months ending September 30, 2011. The $8.0 decrease was primarily due to a reduction in proceeds from stock option exercises in 2011 relative to 2010.

Senior Secured Notes and Senior Credit Facility

On April 28, 2009, we issued $355.0 million principal amount of our senior secured notes. Gross proceeds of $341.8 million were used to repay our senior credit facility and senior subordinated notes in full and pay fees and expenses associated with the transaction. The senior secured notes were scheduled to mature on May 1, 2014. The senior secured notes were guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of certain of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites in operation. The senior secured notes bore interest at the rate of 10.5% per annum. Interest was payable semi-annually on May 1 and November 1 of each year.

The indenture governing the senior secured notes contained a number of significant restrictions and covenants that, among other things, limited our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions. The indenture was amended on October 5, 2011 in connection with the tender offer described below and the related consent solicitation to eliminate or modify substantially the restrictions and covenants contained in the indenture.

On October 12, 2011, the Company entered into a $500 million, seven-year senior secured term loan facility and a $100 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “Credit Agreement”). The Company has borrowed the full amount of the term loan facility to fund its cash tender offer to purchase all of its 2014 senior secured notes. The Company received net cash proceeds from the term loan facility of approximately $66.0 million following the payment of approximately $410.9 million for the tender of the senior secured notes, $11 million in estimated underwriting and other fees and expenses incurred in connection with the tender offer and the Credit Agreement, and net of the term loan issuance discount of $12.5 million. The transaction will result in an estimated loss on extinguishment of debt of approximately $51 million, during the fourth quarter of 2011. As a result of the tender offer, 100% of all senior secured notes were tendered and retired by the Company. The Company will use the remaining cash proceeds for general corporate purposes, which may include acquisitions and share repurchases. As of the date of this filing, the revolving credit facility remains undrawn.

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The Credit Agreement also requires the Company to comply with a maximum leverage ratio and minimum interest coverage ratio.

Borrowings under the Credit Agreement will bear interest, at the Company’s option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.50% for adjusted LIBOR loans or 3.50% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending on the Company’s leverage ratio, up to a maximum of 4.50%. The term loan facility current bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

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

Non-GAAP Disclosures

Reconciliation of Net Income (loss) to Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2011	2010	2011
Net income (loss)	$0.8	$1.1	$2.8	$—
Depreciation and amortization	29.2	29.1	89.3	87.5
Interest (income) expense, net	10.0	4.6	30.6	17.8
Income tax expense (benefit)	1.3	(1.8)	3.5	(3.4)
Non-cash stock compensation expense	1.7	2.2	4.6	11.2
EnhancedView deferred revenue	8.3	16.5	8.3	66.2
EnhancedView outstanding invoices not yet paid by NGA	—	6.7	—	6.7
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)	(19.1)	(19.1)

Adjusted EBITDA	$44.9	$52.0	$120.0	$166.9

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

Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is also a key driver of the company bonus incentive plan. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.

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

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered an alternative to, or a substitute for, net income, cash flows or other measures of financial performance reported in accordance with GAAP.

Critical Accounting Policies

Our critical accounting policies are described under the caption “Critical Accounting Policies” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2011. Due to the adoption of ASU 2009-13, “Multiple –Deliverable revenue arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements”, we have updated our critical accounting policies to reflect this adoption.

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

Subscriptions. The Company sells online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which customers pay for their subscription to one of the Company’s web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

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

The Company has generally been unable to establish VSOE for any of our products due to the Company infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. As of September 30, 2011, the Company has been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors. As the Company is unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices, and the Company’s go-to-market strategy.

The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the three and nine months ended September 30, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011 we did not have any material interest rate risk with respect to our senior secured notes as the notes bore interest at a fixed rate.

DigitalGlobe, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are exposed to market risks from changes in interest rates under our senior secured credit facility dated October 12, 2011. The facility provides for a $500 million term loan facility and a $100 million revolving credit facility. At the closing of the facility, we borrowed the full amount of the term loan facility to fund our cash tender offer for the senior secured notes and for general corporate purposes. As of October 31, 2011, we had not drawn any amounts under the revolving credit facility.

Borrowings under the senior credit facility bear interest, at our option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case, plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending upon our leverage ratio, up to a maximum of 4.5%. Our term loan facility current bears interest based upon the LIBOR-based rate.

Based upon the amounts outstanding under the term loan facility as of October 31, 2011 and assuming that the facility is outstanding for a full calendar quarter, a 100 basis point increase in interest rates would result in an increase in our quarterly interest expense under the facility of approximately $1.3 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our senior secured credit facility but have not done so at this time.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2011. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.

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

ITEM 3. Defaults upon Senior Securities

None.

ITEM 5. Other Information

None.

ITEM 6. EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description

4.1	First Supplemental Indenture, dated as of October 5, 2011, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011).

10.1†#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.

10.2*	Offer Letter by and between DigitalGlobe, Inc. and Timothy Hascall, dated September 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2011).

10.3*	Severance Protection Agreement by and between DigitalGlobe, Inc. and Timothy Hascall, dated September 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2011).

10.4	Credit Agreement, dated October 12, 2011, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011).

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†/+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 1, 2011 formatted in eXtensible Business Reporting Language (XBRL):

(i.)    Unaudited Condensed Consolidated Statements of Operations

(ii.)  Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

†	Filed or furnished herewith.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan arrangement.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2011	/S/ YANCEY L. SPRUILL
Yancey L. Spruill
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	First Supplemental Indenture, dated as of October 5, 2011, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011).

10.1†#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.

10.2*	Offer Letter by and between DigitalGlobe, Inc. and Timothy Hascall, dated September 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2011).

10.3*	Severance Protection Agreement by and between DigitalGlobe, Inc. and Timothy Hascall, dated September 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2011).

10.4	Credit Agreement, dated October 12, 2011, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011).

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†/+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 1, 2011 formatted in eXtensible Business Reporting Language (XBRL):

(i.)      Unaudited Condensed Consolidated Statements of Operations

(ii.)     Unaudited Condensed Consolidated Balance Sheets

(iii.)    Unaudited Condensed Consolidated Statements of Cash Flows

(iv.)    Related notes, tagged or blocks of text

†	Filed or furnished herewith.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan arrangement.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.