Form 10-K/A
period 2010-12-31
DIGITALGLOBE INC
filed 2011-12-22
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
DigitalGlobe, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on February 28, 2011 (the “Annual Report”), solely for the purpose of refiling revised exhibits 31.1 and 31.2. The revised exhibits include the language in the introductory paragraph of paragraph 4 and paragraph 4(b) of the certifications required by Item 601(b)(31) which was inadvertently omitted from such certifications when originally filed.
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
Date: December 22, 2011

DIGITALGLOBE, INC.
By:	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer and Treasurer

4