Form 10-Q/A
period 2011-09-30
DIGITALGLOBE INC
filed 2012-02-24
CIK 1208208

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 of DigitalGlobe, Inc. (the “Company”) is being filed for the sole purpose of filing an updated version of Exhibit 10.1 and to include updated certifications. The Company has modified its request for confidential treatment of this exhibit and has included the revised version of such agreement to reflect the modified request. Except for Part II, Item 6, this Amendment No. 1 does not include the text of the Original Filing and does not update or modify any of the disclosures or other information contained in the Original Filing.

ITEM 6. EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description

4.1	First Supplemental Indenture, dated as of October 5, 2011, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011).

10.1#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.

10.2*	Offer Letter by and between DigitalGlobe, Inc. and Timothy Hascall, dated September 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2011).

10.3*	Severance Protection Agreement by and between DigitalGlobe, Inc. and Timothy Hascall, dated September 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2011).

10.4	Credit Agreement, dated October 12, 2011, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011).

31.1	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^/+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 1, 2011 formatted in eXtensible Business Reporting Language (XBRL):

(i.)    Unaudited Condensed Consolidated Statements of Operations

(ii.)  Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Management contract or compensatory plan arrangement.

^	Previously filed or furnished.

+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2012	/s/ Yancey L. Spruill
Yancey L. Spruill Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)