Form 10-K
period 2011-12-31
DIGITALGLOBE INC
filed 2012-02-29
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission File No. 001-34299

DIGITALGLOBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1420852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dry Creek Drive, Suite 260 Longmont, Colorado	80503
(Address of principal executive office)	(Zip Code)

(303) 684-4000

(Registrant’s telephone number, including area code)

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $25.41 as reported by the New York Stock Exchange on June 30, 2011 was $986,447,226.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 27, 2012 (latest practicable date) was 46,320,471.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the loss or impairment of our satellites; delays in the construction and launch of WorldView-3; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

TRADEMARKS

DigitalGlobe, Digitalglobe.com, EarthService, GlobeXplorer, CitySphere, ImageBuilder, ImageConnect, PhotoMapper, Seconds On Orbit, SOO and WorldView Global Alliance are our trademarks. Other names used in this annual report are for informational purposes only and may be trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS

Overview

DigitalGlobe is a leading global provider of commercial high-resolution earth imagery products and information services. Sourced from our own advanced satellite constellation, our imagery solutions support a wide variety of uses within both domestic and international governments, including defense and intelligence, and civil agencies, location based services (LBS), and other verticals such as financial services, mining, telecommunications, and oil and gas exploration. We offer a range of products and services designed to enable customers to easily access and integrate our imagery into their workflow. We believe that our imagery archive, which we refer to as our ImageLibrary, is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 2.0 billion square kilometers of imagery, with new imagery added every day. As of December 31, 2011, our collection capacity was approximately 900 million square kilometers of imagery per year or roughly six times the earth’s land surface area.

Products and Services

We offer earth imagery products and information services that are comprised of imagery from our three high-resolution satellite constellation as well as aerial imagery, satellite imagery and other information that we acquire from third party suppliers. We process and analyze our imagery according to our customers’ specifications and deliver our products using the distribution method that best suits their needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary, or they can place orders to task our satellites for a specific area of interest.

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

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol, or FTP, and physical media such as CD, DVD and hard drive. We offer an additional distribution option through our Direct Access Program, or DAP, that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers.

We also offer analysis products and services to provide context and insight to imagery. Our analysis products and services focus on regular monitoring of events or areas of interest to end-users, providing situational awareness for crisis events to support first responders and on-going relief efforts, and providing deeper insight into implications of change, particularly in environmental and land use planning applications. Although a relatively small percentage of revenue today is generated from analysis services, we believe customers are increasingly looking for analysis, content and insight, in addition to the imagery we provide.

With the exception of our analysis center products and services, which we primarily sell directly, we sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services. During the year ended December 31, 2011, we generated 38.3% of our revenue through direct sales, and 61.7% of our revenue from our reseller and partner network.

Customers

We have two reportable segments: defense and intelligence, and commercial. Defense and intelligence revenue is sourced from domestic and international government defense and intelligence customers, including the majority of those in our DAP. Revenue in our commercial segment is sourced from customers in LBS, international civil government and from customers in other verticals. In 2011, we generated 77.0% of our revenue from defense and intelligence customers and 23.0% of our revenue from commercial customers.

Defense and Intelligence

Our single largest defense and intelligence customer is the U.S. government. The National Geospatial-Intelligence Agency (NGA) serves as the primary U.S. government procurement agency for geospatial information and purchases imagery products and services on behalf of various agencies within the U.S. government, including defense, intelligence and law enforcement agencies. NGA currently comprises 60.1% of our revenue.

The ClearView agreement, executed in 2002, with NGA originally provided for minimum annual purchase commitments over four years. In January 2007, the ClearView Agreement was merged into the NextView Agreement.

In January 2008, we amended the NextView agreement from an image-based ordering agreement to a Service Level Agreement (SLA). Under the SLA, we were obligated to make substantially all the image tasking capacity of our WorldView-1 satellite available to NGA, as well as to meet certain service requirements related to the operational performance of our WorldView-1 satellite and related ground systems. The terms of the SLA provided for payment of $12.5 million per month, subject to the right of NGA to holdback an allowance of up to $0.8 million of the total $12.5 million monthly fee if certain performance criteria were not met. The holdback amounts could be used by NGA to extend the SLA period or could be applied to any new agreement between the parties. In June 2009, we signed an extension to the SLA through March 31, 2010 with an option for NGA to extend at the same level and on the same terms through December 31, 2010. In February 2010, we modified the SLA to allow NGA the option to extend the SLA on the same terms for three months from April 1, 2010 to June 30, 2010 with six additional options, each for a one month period, with the last option expiring in December 31, 2010. NGA exercised two monthly options under the NextView SLA through August 31, 2010.

On August 6, 2010, we entered into the EnhancedView contract with NGA. The SLA portion of the EnhancedView contract had an effective date of September 1, 2010, commencing upon the expiration of the NextView SLA. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and annual federal budget approval and the right of NGA to terminate, modify or suspend the contract at any time. For a discussion of the risks associated with our government contracts, see Risk Factors in Part 1, Item 1A. On July 25, 2011, NGA provided us with an amendment to the EnhancedView contract exercising year two for the SLA for the period September 1, 2011 through August 31, 2012.

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

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. We have agreed to increase the image taking capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of a new satellite, WorldView-3. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA in the reporting period as a percentage of the total capacity estimated to be made available over the life of the EnhancedView contract. For the year ended December 31, 2010, we recognized approximately $50.2 million of revenue for imagery services under the EnhancedView SLA. From January 1, 2011 through August 31, 2011, we recognized approximately $12.5 million of revenue per month for imagery services under the EnhancedView SLA. As of September 1, 2011, we increased the capacity of the constellation made available to NGA and are now recognizing approximately $14.1 million per month under the EnhancedView SLA. For the year ended December 31, 2011, we recognized approximately $157.0 million of revenue and we recorded $94.6 million of deferred revenue related to the EnhancedView SLA contract.

Based on the EnhancedView contract, and assuming all option years under the agreement are exercised and fully funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback of up to 10% of the monthly cash payment, depending upon our performance against contractually defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash, however, those funds can be applied as a credit to future products and services or may be used to fund a pro-rated extension beyond the current contract period. For the performance period commencing upon the effective date of September 1, 2010 through December 31, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback for the period. During the year ended December 31, 2011, there was a $0.2 million of holdback, which occurred during the first quarter of 2011, all of which has been applied to other products and recognized as revenue as of December 31, 2011.

In addition to the U.S. government, our other defense and intelligence customers include U.S. and foreign defense contractors, and certain foreign government defense, intelligence, and national security agencies. Our defense and intelligence customers use our products for many purposes, including but not limited to mapping, monitoring, threat assessment, disaster response and training. We sell to our defense and intelligence customers directly and through resellers. In 2011, defense and intelligence customers accounted for $261.4 million or 77.0% of our total revenue, of which NGA was 60.1% of total 2011 revenue.

Direct Access Program

Customers in our Direct Access Program (DAP) are able to directly task and receive imagery from our WorldView-1 and WorldView-2 satellites within certain local geographic boundaries of interest. These customers have the ability to download imagery directly from our satellites as a result of purchasing from us the requisite hardware required to communicate with and process imagery from our satellites. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. All of our DAP agreements are subject to approval by the U.S. government.

We have five customers signed to our DAP with one operational in 2009, three more operational in 2010, and one expected to become operational in the first half of 2012. In 2011, we generated $47.1 million in revenue from our four currently operational DAP customers, representing 13.9% of our total revenue.

For segment reporting purposes, we include DAP within our defense and intelligence segment.

Commercial

Our commercial business consists of customers concentrated in three principal industry sectors, which are international civil governments, providers of LBS and other industry verticals. International civil government customers buy our products and services for mapping, monitoring and planning activities for their populations. Providers of LBS, include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to expand their products and services. Customers in other industry verticals are represented by financial services, oil and gas, telecommunications, utilities, environmental services and other industry verticals who use our imagery in a wide range of applications. We typically sell to the international civil government and other industry verticals customers through our global resellers and partners, and we primarily sell directly to providers of LBS.

Our commercial customers are located throughout the world. We sell to these customers directly and through resellers. Our commercial revenue is generated both through purchases of our products and services on an as-needed basis and through annual and multi-year contracts. In 2011, commercial revenue accounted for $78.1 million or 23.0% of our total revenue.

Satellite and Ground System Operations

Our business operations consist primarily of our satellite constellation, related satellite control ground stations, and our image processing facilities.

The following table summarizes the primary characteristics of the satellites in constellation in operation as of December 31, 2011:

	QuickBird	WorldView-1	WorldView-2
Best Ground Resolution	64-centimeters black and white 2.56-meter multi- spectral	50-centimeters black and white	46-centimeters black and white 1.84-meter multi- spectral
Annual Collection Capacity	77 million square kilometers	468 million square kilometers	369 million square kilometers
Revisit Time	2-3 days	1-2 days	1-2 days
Orbital Altitude	469 kilometers(1)	496 kilometers	770 kilometers
Launch Date	October 2001	September 2007	October 2009
Original Estimated Design Life(2)	Q4 2006	Q4 2017	Q1 2018
Expected End of Operational Life(3)	Q3 2013	Q2 2018	Q1 2021
Original Satellite Cost	$174.4 million	$473.2 million	$463.2 million
Satellite Net Book Value	$3.9 million	$287.1 million	$379.0 million

(1)	Following NOAA approval in first quarter of 2011 QuickBird was raised to an orbital attitude of 482 kilometers and is slowly deorbiting.

(2)	The original estimated design life is the minimum number of years, at a 75% probability, that a satellite is expected to operate based on our construction performance specifications.

(3)

Following actual launch, we determine a satellite’s expected operational life utilizing a calculation that involves the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational life of these satellites is affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels and other components, the projected levels of solar radiation, the durability of various satellite components and the orbits in which the satellite is placed. On an annual basis, we evaluate the estimated lives of our satellites.

Satellite Insurance

As of December 31, 2011, we maintain the following insurance coverage on our satellites:

Satellite	Policy Period	Coverage
		(in millions)
QuickBird	10/2011 — 10/2012	$11.0
WorldView-1	10/2011 — 10/2012	235.0
WorldView-2	10/2011 — 10/2012	182.0
WorldView-2	10/2009 — 10/2012	68.0

The satellite insurance coverage will pay us in the event of a total loss of a satellite or will indemnify us for partial losses if the functional capacity of the satellite is significantly impaired due to anomalies with the satellite equipment or other events causing significant impairment.

We intend to continue this coverage to the extent it remains available at acceptable premiums. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching full operational capability (FOC), are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized as part of the satellite are recorded as prepaid expenses and are amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.

Ground Station Centers and Image Processing Facilities

We have eight operational remote ground terminals (RGT) located throughout the world. We own and operate three ground terminals in Fairbanks, Alaska and Prudhoe Bay, Alaska, and Tromso, Norway, and we have a service contract with Kongsberg Satellite Services (KSAT) and ViaSat to utilize their ground stations in five other locations throughout the world. The KSAT and ViaSat RGT’s allow us to supplement the data downlink capabilities of our other three stations, to maximize the amount of imagery we are able to download, as well as to shorten the time between downloads to enable us to serve our customers with faster turnaround times for our imagery products and services. Each ground station center is strategically placed to maximize contact with our satellites on their orbital paths. QuickBird, WorldView-1 and WorldView-2 satellites currently each orbit the earth approximately 15 times per day, communicating with one or more of our ground station centers. We are under contract with KSAT to add an additional three RGT’s in 2012. Our image processing facility at our Longmont, Colorado headquarters houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery. Operational control of our satellites, and all data processing, storing and distribution, is managed exclusively from our facility in Longmont, Colorado.

Intellectual Property

We rely on licenses of certain intellectual property to conduct our business operations. Specifically, we license certain proprietary rights from third parties, such as BAE Systems Mission Solutions, Inc., Ball Aerospace and Technologies Corp., Harris Technical Services Corporation, MacDonald Dettwiler and Associates

Ltd., Orbit Logic, and the University of New Brunswick, to enable us to operate our satellites, ground station centers, collection systems and other various components of our systems. In addition, we actively pursue internal development of intellectual property, and as of December 31, 2011, we held three U.S. patents and had four U.S. patent applications pending. As of December 31, 2011, we also held several U.S. and foreign trademark registrations with additional U.S. and foreign trademark applications pending.

Regulation

Operations

The satellite operations portion of our business is highly regulated. The Department of Commerce (DoC), pursuant to the National and Commercial Space Programs Act of 2010 (successor legislation to the 1992 Land Remote Sensing Policy Act, as amended), has the primary regulatory authority over our industry. The DoC delegated responsibility for satellite remote sensing operations to the National Oceanic and Atmospheric Administration (NOAA). Each of our satellites is required to be individually licensed for operation by NOAA. We currently have licenses for our QuickBird, WorldView-1, WorldView-2 and WorldView-3 satellites, which we refer to as the NOAA licenses. Our NOAA licenses require us to obtain prior approval from NOAA for any significant and substantial foreign agreements, and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. Our NOAA license for WorldView-2 requires that all data be resampled to a ground resolution of 0.50 meter black and white and 2.0 meter multispectral before it may be commercially distributed to customers other than the U.S. government or entities specifically approved by the U.S. government. In addition, the NOAA licenses allow the U.S. government to suspend our imaging activities in certain cases, if deemed necessary, for national security reasons. Provided we comply with the NOAA licenses, the NOAA licenses are valid for the operational life of the licensed satellites.

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

Sales

Satellite imagery does not require an export license in order to be sold internationally. Our ability to sell certain imagery products and value added services may be subject to sanctions or embargoes imposed by the U.S. government against particular entities or individuals, against other countries or by foreign government regulation.

Direct access to the satellites under our DAP program constitute significant and substantial foreign agreements under our NOAA license and require approval from NOAA under the terms of NOAA License. In addition, we or our suppliers must obtain an export license from the Department of State (DoS) for the export of certain equipment and related technology necessary to enable DAP access. The ground station equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (ITAR). The approval process for these sales takes approximately two to three months, and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to required U.S. government approvals, the export of equipment from Canada by our DAP equipment supplier, MacDonald

Dettwiler & Associated Ltd., is subject to Canadian export license requirements. Our DAP customers may also be required to obtain additional approvals from the government of the country in which the ground station is to be operated.

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

Backlog

The following table represents our backlog as of December 31, 2011:

	Backlog to be recognized
	2012	Life of Contracts
	(in millions)
EnhancedView SLA	$186.3	$2,648.0
DAP	45.2	148.5
Amortization of pre-FOC payments related to NextView	25.5	162.7
Other(1)	49.9	136.7

Total Backlog	$306.9	$3,095.9

(1)

Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from U.S. and International defense and intelligence and commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten year term of the EnhancedView contract, amounts committed under DAP agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (IDIQ) contracts on which we participate for products and services that we believe we are qualified to provide.

The EnhancedView contract is structured as a ten year term, inclusive of nine annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining eight option years, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process. For risks associated with our government contracts, see Item 1A, Risk Factors.

The pre-FOC balance will be recognized over the 10.5 years from the launch of WorldView-1. We recognize it ratably over the estimated satellite life, but the recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur which could result in a reduction in our total backlog. In addition, failure to receive task orders under

IDIQ contracts could also result in a reduction in our total backlog. Any such terminations, amendments or cancellations of contractual commitments, or failure to receive task orders under IDIQ contracts may also negatively impact the timing of our realization of backlog.

Competition

We compete against various private companies, and foreign state-sponsored entities that provide satellite and aerial imagery and related products and services to the commercial market. Our major existing and potential competitors for high resolution satellite imagery include GeoEye, Astrium Geo-Information Services (formerly SPOT Image), ImageSat International N.Y. and RapidEye, plus numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. Most of these companies offer high-resolution imagery commercially from their archives of imagery in competition with our ImageLibrary. In addition, we compete against aerial providers of high-resolution imagery. Aerial imagery provides certain benefits over satellite-based imagery, most notably better resolution. We compete on the basis of:

•	the technical capabilities of our satellites, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity;

•	satellite availability for tasked orders;

•	the size, comprehensiveness and relevance of our ImageLibrary;

•	distribution platform and tools that enable customers to easily access and integrate imagery;

•	timeliness and ready availability of imagery products and services that can be deployed quickly and cost-effectively; and

•	price.

For risks associated with competition, see Item 1A, Risk Factors.

Employees

As of December 31, 2011, we employed 708 full-time employees worldwide.

We currently do not have any collective bargaining agreements with our employees.

Company History

We were originally incorporated as EarthWatch, Incorporated on September 30, 1994 under the laws of the State of Colorado and reincorporated in the State of Delaware on August 21, 1995. We commenced development stage operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation. On August 22, 2002, we changed our name to DigitalGlobe, Inc. On January 4, 2007, we acquired GlobeXplorer, LLC, a producer and integrator of digital earth imagery and vector data, and AirPhotoUSA, LLC, an aerial imagery provider, for a total purchase price of $21.3 million.

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

Approximately 77.2% of our revenue for the year ended December 31, 2011 was derived from our top five customers, including NGA, which accounted for approximately 60.1% of our revenue for the year ended December 31, 2011. These contracts may be terminated in the future, or may not be renewed or extended, and the loss of any one of these customers would materially reduce our revenue and could have a material adverse effect on our business financial condition and results of operations.

Our contracts with U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various agencies. Under the EnhancedView SLA, we are obligated to make a portion of the image tasking capacity of the WorldView constellation available to NGA, including specified priority access rights. To support requirements under the EnhancedView contract, we have begun the construction of our next satellite, WorldView-3, are investing in infrastructure to integrate certain of our operations more closely with NGA and are engaged in the expansion of our global network of regional ground terminals. As part of EnhancedView, we had previously agreed with NGA that we would lower the altitude of WorldView-2 from its current altitude of 770 km to an altitude of 680 km in September 2011. In August 2011 NGA notified us that it was waiving its right to have us lower WorldView-2 in September 2011. NGA continues to have the option to require us to lower the altitude of WorldView-2 to 496 km at any time after September 1, 2013, subject to receipt of all required regulatory approvals. The lowering of the orbital altitude would result in a decrease in the amount of square kilometers collected by WorldView-2. While we believe the decrease in collection capability would be offset by improved data capture capabilities on the ground resulting from the expansion of our ground terminal network, there can be no assurance that our current collection capability will be maintained. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView contract could result in a breach of our contract with NGA. A breach of our contract with NGA or reduction in service to our other clients could have a material adverse effect on our business, financial condition and results of operations.

NGA may also terminate or suspend our contracts, including EnhancedView, at any time with or without cause. Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and the federal budget process, and as a result, NGA may not continue to fund these contracts at current or anticipated levels. In addition, the sequestration process under the Budget Control Act of 2011 (PL 112-25) could have an adverse impact on the timing and amount of appropriations available for defense programs, including EnhancedView. Under the terms of the Budget Control Act, discretionary spending is capped, and any breach of the caps would result in automatic, across-the-board spending cuts, known as sequestration. The Budget Control Act assumed that spending cap recommendations would be recommended to Congress by the Joint Select Committee on Deficit Reduction. This Committee failed to come to agreement, and accordingly sequestration will be implemented beginning with the January 2013 budget in the event the law is not amended. Upon implementation, sequestration would be implemented by the Office of Management and Budget every January with the submission of the President’s budget over the next decade. This will result in reductions of approximately $600 billion in Department of Defense budgets over the Fiscal Year 2013-2021 period compared to currently projected budget levels. We cannot tell you how those cuts may affect the EnhancedView contract or other current or future business with the Department of Defense. Reductions in the current EnhancedView program or other current or future business with the Department of Defense resulting from sequestration could have a material adverse effect on our business, financial condition and results of operations

Any program delays encountered in implementing the infrastructure enhancements required to support the EnhancedView contract, or in the construction, launch and operational commissioning of our WorldView-3 satellite, may affect our ability to meet our obligations under the EnhancedView contract resulting in a reduction of a scope or termination of the contract, and may otherwise require us to increase our reliance on our existing satellites to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

Under the EnhancedView contract we are obligated to meet certain capacity and timeliness of delivery requirements. To meet these requirements, we are expanding our network of ground terminals around the world. We added five new ground terminals during 2011, and we expect to add three new ground terminals with all installations expected to be complete by September 2012. Any delay in bringing one or more ground terminals on-line may impact our ability to provide the capacity and meet delivery timelines required under the EnhancedView contract. In addition, delays may reduce the overall capacity available to service our non-NGA customers following any lowering of our WorldView-2 satellite.

To support requirements under the EnhancedView contract, we have contracted for and started manufacture of our WorldView-3 satellite. We currently expect to launch and commission WorldView-3 in the second half of 2014. The manufacturing, testing and launch of satellites, involves complex processes and technology and we rely on third party contractors for the manufacturing, testing and launch of our satellites, including WorldView-3. Many factors, including, but not limited to, availability of parts, subcontractor and supplier delays and anomalies discovered during testing, may result in significant delays to the WorldView-3 program. In addition, while we have contracted with Lockheed Martin Commercial Launch Services for the launch of WorldView-3 in mid-2014, launch windows and specific dates, once scheduled, are subject to change and may be materially delayed for reasons beyond our control, including intervening launch failures of other satellites, reduced availability of launch facilities and support crew, and preemption by certain government launches. After launch, the satellite must be calibrated and tested to confirm operational capability, a commissioning process that typically takes several months. The satellite may not pass the operational commissioning tests or may not otherwise operate as required. For example, satellites may experience technical difficulties communicating with the ground station center or collecting imagery in the same quality or volume that was intended. The failure to construct and launch WorldView-3 on time or to achieve operational commissioning on time or at all could affect our ability to meet our obligations under the EnhancedView contract and may otherwise limit the anticipated volume of imagery products and services available to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

Breach of our system security measures or loss of our secure facility clearance and accreditation could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business, including our U.S. government contracts.

Breach of our system security could materially adversely affect our business. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our ImageLibrary. In addition, our business is becoming increasingly web-based, allowing our customers to access and take delivery of imagery from our ImageLibrary over the Internet. From time to time, we have experienced computer virus and other forms of third party attacks on our systems that, to date, have not had a material adverse effect on our business. We cannot assure you, however, that future attacks will not materially adversely affect our business.

Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third party access, or other problems caused by third parties, which could lead to interruptions, delays or suspension of our operations, loss of imagery from our ImageLibrary, as well as the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties including attempting to gain unauthorized access to information or systems – commonly known as “cracking” or “hacking” – could also potentially jeopardize the overall security of our systems, and could deter certain customers from doing business with us. In addition, a security breach that involved classified or other sensitive government information, or certain controlled technical information, could subject us to civil or criminal penalties, and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges, or debarment as a government contractor.

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

Management’s determination that material weaknesses exist in our internal control over financial reporting and our disclosure controls and procedures could have a material adverse impact on us.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. We are also required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In Item 9A of this Annual Report on Form 10-K, management reports that material weaknesses exist in our internal control over financial reporting, principally that the Company did not maintain effective controls over the accuracy, completeness and presentation of the accounting for DAP contracts and also that the Company did not maintain a sufficient complement of personnel with appropriate level of accounting knowledge, experience and training. Management has also concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2011 because of the material weaknesses in internal controls over financial reporting that have been identified.

We are currently in the process of remediating the material weaknesses we have identified. If we are unable to remediate our current material weaknesses or if we have additional material weaknesses in the future and are not able to remedy such material weaknesses in a timely manner, we may be unable to provide our stockholders with the required financial information in a timely, and reliable manner which could subject us to stockholder litigation, regulatory enforcement actions or other adverse consequences. This could materially and adversely impact our business and financial condition, perceptions of us among investors and other constituencies, and the market value of our securities.

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

Approximately 54.5% of our revenue is generated from our ImageLibrary, excluding EnhancedView SLA. Our operations depend upon our ability to maintain and protect our earth imagery content and our ImageLibrary against damage that may be caused by fire and other natural disasters, power failures, telecommunications failures, terrorist attacks, unauthorized intrusion, computer viruses, equipment malfunction or inadequacy, firewall breach or other events. The satellite imagery content we collect is downloaded directly to our Longmont, Colorado facility and then stored in our ImageLibrary for sale to customers. Our aerial imagery is collected and processed by our aerial suppliers and then delivered to us to be uploaded to our ImageLibrary. We back up our imagery and permanently store it with a third party data storage provider. Notwithstanding precautions we have taken to protect our ImageLibrary, there can be no assurance that a natural disaster or other event would not result in a prolonged interruption in our ability to provide access to or deliver imagery from our ImageLibrary to our clients. The temporary or permanent loss or disruption of access to our ImageLibrary could impair our ability to supply current and future customers with imagery content, have a negative impact on our revenue and cause harm to our reputation. Any impairment in our ability to supply our customers with imagery content could affect our ability to retain or attract customers, which would have a material adverse effect on our business, financial condition and results of operations.

The market may not accept our imagery products and services. You should not rely upon our historic growth rates as an indicator of future growth.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenue from sales of imagery products and services produced from our QuickBird, WorldView-1, WorldView-2 satellites, our planned WorldView-3 satellite and our other imagery content sources. The commercial sale of high-resolution earth imagery and related products and services is a relatively new industry. Consequently, it is difficult to predict the ultimate size of the market and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.

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

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have. Our major existing competitors include GeoEye, Astrium Geo-Information Services, ImageSat International N.V., RapidEye, foreign governments including India, South Korea, Taiwan, and others that sell their data commercially, as well as numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. In addition, we compete against aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

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

In December 2011, Astrium Geo-Information Services successfully launched its high-resolution satellite, Pleiades-1, which is expected to begin commercial operations in the first half of 2012. Its twin satellite,

Pleiades-2, is expected to be launch in 2013. In addition, two medium resolution satellites, SPOT 6 and SPOT 7, are currently under construction and expected to be launched in 2012 and 2014, respectively. Additionally, GeoEye continues to build its next high-resolution satellite, GeoEye-2, and expects to launch it in the first half of 2013, with commercial operations beginning in the second half of 2013.

Our competitors, including GeoEye and Astrium Geo-Information Services, or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, such as those built and sold by Surrey Satellite Technologies, Ltd, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. From time to time, we have experienced decreases in the average sales prices of some of our products and services. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

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

FCC Approvals.    Our operation of satellites and ground station centers also requires licenses from the FCC. The FCC regulates the construction, launch and operation of our satellites, the use of satellite frequency spectrum and the licensing of our ground station centers located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. The current licenses of our satellites expire in September of 2012 and those of our ground station centers expire in 2019 and 2021. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. In addition, we must apply for and receive a license for our WorldView-3 satellite. Failure to receive the required FCC license for WorldView-3 could have a material adverse effect on our ability to meet our obligations under the EnhancedView contract.

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

In 2011, we generated $111.2 million in revenue, or 32.8% of our total revenue, from our foreign resellers and partners. We rely on our foreign regional resellers and partners to market and sell the majority of our products and services in the international market. We have intensified our efforts to further develop our operations in overseas markets. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our imagery products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our foreign resellers and partners fail to market and sell our imagery products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets, which could adversely affect our revenue.

In 2011, approximately 32.8% of our revenue was derived from international sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as:

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

•	affects of austerity programs or similar significant budget reduction programs; and

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.

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

We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes. The expected ends of the operational lives of our currently in-orbit satellites are as follows:

Satellite	Expected End of Operational Life
QuickBird	Q3 2013
WorldView-1	Q2 2018
WorldView-2	Q1 2021

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

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

As of December 31, 2011, we maintain the following insurance coverage on our satellite constellations:

Satellite	Policy Period	Coverage (in millions)
QuickBird	10/2011 — 10/2012	$11.0
WorldView-1	10/2011 — 10/2012	235.0
WorldView-2	10/2011 — 10/2012	182.0
WorldView-2	10/2009 — 10/2012	68.0

We intend to continue this coverage to the extent it remains available at acceptable premiums. It is anticipated that the insurance proceeds received in connection with a partial or total loss of QuickBird, WorldView-1 or WorldView-2 may not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations, and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance.

The price and availability of insurance have fluctuated significantly since we began offering commercial services in 2001. Although we have historically been able to obtain adequate insurance coverage for our in-orbit satellites, we cannot guarantee that we will be able to do so in the future. Although we intend to maintain insurance for all of our operating satellites, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance, and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.

As of December 31, 2011, our total indebtedness was $500.0 million. Our balance, $486.6 million which is net of discounts of $13.4 million, represented 50.2% of our total capitalization. Our indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal, interest or other amounts due with respect to our indebtedness. We established a $500 million, seven-year senior term loan facility and a $100 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent. As of today, we have not drawn any amounts under the revolving Credit Facility. Our indebtedness could have several consequences, including:

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

The credit agreement governing our senior secured credit facilities contains a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under our senior secured credit facilities could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, volatile. Factors that could contribute to the volatility of our stock include:

•

termination or expiration of one or more of our key contracts, or a change in scope or purchasing levels under one or more of our contracts, including the EnhancedView contract, our DAP contracts, or other large contracts;

•	unfounded rumors and leaks of information, or formal announcements regarding federal budget cuts, including, but not limited to, reduction in budgets affecting the Department of Defense;

•	failure of our satellites to operate as designed;

•	loss or damage to any of our satellites;

•	changes in U.S. or foreign governmental regulations or in the status of our regulatory approvals, clearances or future applications;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in the availability of insurance;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	success of competitive products and services;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general global economic and market conditions;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

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

We currently lease approximately 233,903 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through the expiration of the lease in August 2015.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “DGI” since our initial public offering (IPO) in May 2009. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock.

	High	Low	Last Sale
2011
Fourth Quarter	$22.08	$13.59	$17.11
Third Quarter	27.42	18.00	19.43
Second Quarter	29.39	23.31	25.41
First Quarter	32.82	28.00	28.03
2010
Fourth Quarter	$32.95	$28.71	$31.71
Third Quarter	32.46	25.13	30.40
Second Quarter	28.80	24.66	26.30
First Quarter	28.23	21.69	27.95
2009
Fourth Quarter	$26.02	$21.08	$24.20
Third Quarter	22.84	17.10	22.37
Second Quarter (since May 14, 2009 IPO)	25.00	16.95	19.20

At February 27, 2012, there were approximately 302 record holders of our common stock. This figure does not reflect beneficial ownership of shares held in nominee/street name.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2007 Employee Stock Option Plan	3,210,062	$24.47	953,668

1999 Equity Incentive Plan(2)	286,138	$12.50	—

All plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	3,496,200	—	953,668

(1)	Does not take into account 371,777 restricted stock awards and restricted stock units granted to directors and officers under our 2007 Employee Stock Option Plan and 1999 Equity Incentive Plan.

(2)	We no longer grant equity awards under this plan although stock options remain outstanding under such plan.

The graph below compares the percentage change in our cumulative total shareholder return on its common stock with the cumulative total return of the S&P Composite 500 Stock Index, GeoEye Inc., and the Russell 2000 for the period from the IPO date, May 14, 2009 through December 31, 2011. It assumes $100 was invested on May 14, 2009 and that dividends have been reinvested.

Total Return Analysis	5/14/2009	12/31/2009	12/31/2010	12/31/2011
DigitalGlobe, Inc.	$100.00	$127.37	$166.89	$90.05
GeoEye	100.00	112.83	171.55	89.92
Russell 2000	100.00	131.28	166.53	159.58
S&P 500	100.00	126.75	145.84	148.92

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

As a result of the offering, we received net proceeds of approximately $19.0 million, after deducting underwriting fees of $1.8 million and additional offering-related expenses of approximately $3.3 million, for total expenses to us of approximately $5.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates). A portion of the underwriting fee was paid to Morgan Stanley & Co., Incorporated, an affiliate owning 10% or more of our equity securities. During 2011, we have used the net proceeds from the IPO of $19.0 million to pay for development of our WorldView-3 satellite.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2007, 2008, 2009, 2010 and 2011 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this report.

Summary Financial Data

	Year Ended December 31,
(in millions, except per share data)	2007	2008	2009	2010(1) Revised	2011
Revenue	$151.7	$275.2	$281.9	$322.5	$339.5
Income (loss) before income taxes	37.9	91.9	78.4	6.8	(46.0)
Net income (loss)	95.8	53.8	47.4	2.5	(28.1)
Earnings (loss) per share:
Basic	$2.21	$1.24	$1.07	$0.05	$(0.61)
Diluted	$2.18	$1.22	$1.06	$0.05	$(0.61)
Total assets	907.5	980.2	1,140.5	1,268.1	1,451.6
Long-term debt	230.0	274.6	343.5	346.1	481.6
Stockholders’ equity	344.6	402.3	479.5	498.9	487.4
Adjusted EBITDA(2)	$80.0	$149.3	$143.9	$180.3	$226.6

(1)	The Company revised its 2010 financial information, see Note 3 to the Consolidated Financial Statements for more detail.

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

Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA has also been a key driver of the company-wide bonus incentive plan. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.

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

Reconciliation of Net Income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(in millions, except per share data)	2007	2008	2009	2010(1) Revised	2011
Net income (loss)	$95.8	$53.8	$47.4	$2.5	$(28.1)
Depreciation and amortization	46.8	75.7	74.4	118.9	117.1
Interest (income) expense, net	(4.1)	3.0	(0.1)	40.4	21.7
Loss on derivative instrument	—	—	1.8	—	—
Loss from early extinguishment of debt	—	—	7.7	—	51.8
Income tax expense (benefit)	(57.9)	38.1	31.0	4.3	(17.9)
Non-cash stock compensation expense	2.6	4.2	7.2	6.6	14.4
EnhancedView deferred revenue	—	—	—	24.8	86.4
EnhancedView outstanding invoices not yet paid by NGA	—	—	—	8.3	6.7
Amortization of pre-FOC payment related to NextView	(3.2)	(25.5)	(25.5)	(25.5)	(25.5)

Adjusted EBITDA	$80.0	$149.3	$143.9	$180.3	$226.6

(1)	The Company revised its 2010 financial information, see Note 3 to the Consolidated Financial Statements for more detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers are governments, including U.S. and foreign defense and intelligence, and civil agencies and providers of location-based services (LBS). Additionally we serve a wide variety of companies in other vertical markets, such as energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imaging satellites and managed in our content archive, which we refer to as our

ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 2.0 billion square kilometers of imagery, with new imagery added every day. As of December 31, 2011, our collection capacity was approximately 910 million square kilometers of imagery per year or roughly six times the earth’s land surface area and offers intraday revisit around the globe.

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011, errors were identified primarily relating to the year ended December 31, 2010 and the first three quarters of the year ended December 31, 2011. These errors were primarily related to the Company’s accounting for the Direct Access Program (“DAP”), as described below. The Company has assessed the impact of these errors on each period involved, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and has determined that the impact of the errors was not material, both individually and in the aggregate, to all previously issued financial statements. While the Company has also determined that the cumulative effect of correcting the errors in the fourth quarter of the year ended December 31, 2011 would not be material to the 2011 consolidated financial statements, the Company has elected to revise its previously issued financial statements to facilitate comparisons among periods. As part of its revision, the Company has determined to reverse immaterial out-of-period adjustments that were previously recorded in the Company’s 2011 quarterly periods and to reflect those adjustments as corrections to the periods in which the errors originated.

The following is a description of the nature and the amount of the errors relating to the year ended December 31, 2010 (see Note 16 of the Notes to the Consolidated Financial Statements for the impact on the 2010 and 2011 quarterly financial information):

•

In three of the Company’s four current DAP customer contracts, the up-front payments contractually negotiated for the Facility were less than the actual third-party costs to manufacture the Facility. As each of the three Facilities was brought into service, it was the Company’s accounting policy to amortize both the deferred revenue and deferred contracts costs over the estimated customer relationship periods, which periods are consistent with the estimated remaining useful life of the satellite being accessed. However, the Company has concluded that this accounting policy was in error and that it should have been recognizing the deferred contract costs in excess of the deferred revenues (for each individual customer) over the related initial contract period. The impact of this error is an increase in cost of revenue of $1.5 million.

•

Certain costs for two DAP customers were previously netted against the related revenue. However, the Company concluded that this was an error as the Company acts as the principal in these arrangements. The cost and revenue should have been recorded on a gross basis, with the effect being an increase in both revenue and cost of revenue of $1.1 million.

•

The Company incorrectly capitalized interest related to the construction of its direct access facilities and other discrete projects. The impact of this error is an increase to interest expense of $0.8 million.

•

The Company previously recognized maintenance revenue for one DAP customer over a one-year period. However, the Company concluded that this was an error and that the revenue should have been recognized over the customer relationship period. The impact of this error is to reduce revenue by $0.5 million.

•	The Company incorrectly calculated certain DAP access minutes. The impact of this error is to reduce revenue by $0.3 million.

•

The Company has also corrected other immaterial errors including (i) over- or under-capitalization of certain internal and external costs, (ii) the accounting for stock compensation, including under capitalization of stock compensation for certain assets under construction, (iii) the effects of properly reconciling certain accrued liability accounts, and (iv) the classification of payments received for a sales type lease from operating to investing cash flows.

Products and Services

We offer earth imagery products and services that are comprised of imagery from our three high-resolution satellite constellation as well as aerial and satellite imagery that we acquire from third party suppliers. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution methods that best suit our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary, or by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example, our Global Basemap product features comprehensive color imagery of the Earth’s surface that is refreshed on a routine basis and is delivered to customers according to geographic need.

Our ImageLibrary currently houses what we believe to be the most comprehensive, up-to-date, high-resolution archive of commercial earth imagery in the world. It is a collection of substantially all imagery acquired by our QuickBird, WorldView-1 and WorldView-2 satellites, whether tasked for a specific customer or collected on a speculative basis, as well as aerial imagery and other satellite imagery we have purchased to supplement our satellite imagery. We collect and store hundreds of thousands of high-resolution imagery scenes covering over 2.0 billion square kilometers in the ImageLibrary. Approximately 54.5% of our revenue, excluding the NGA SLA, is generated from purchases from our ImageLibrary.

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

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications. Delivery options include desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (FTP), and physical media such as CD, DVD, and hard drive.

We offer an additional distribution option through our Direct Access Program (DAP) that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date, we have signed five customer contracts for our DAP, four of whom have been operational since the second half of 2010. The fifth customer is currently expected to come online in the first half of 2012.

We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services. We generated 38.3% of our revenue through direct sales and 61.7% of our revenue from our reseller and partner network.

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

For a discussion of the risk associated with our government contracts, see Risk Factors in Part 1, Item 1A.

The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract assuming NGA exercises all of its options and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower the altitude of WorldView-2 to an altitude of 496 km at any time after September 1, 2013. We will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3, as well as certain other infrastructure improvements.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires us to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. Our WorldView-3 satellite is expected to be ready for launch in mid 2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. Commencing in September 2010, we recognized approximately $12.5 million of revenue monthly through August 31, 2011, under the EnhancedView SLA. As of September 1, 2011, we increased the capacity of the constellation made available to NGA and are now recognizing approximately $14.1 million per month under the EnhancedView SLA. For the year ended December 31, 2011, we recognized approximately $157.0 million of revenue and recorded $94.6 million of deferred revenue related to the EnhancedView SLA contract. As of December 31, 2011, there was $119.4 million in total deferred revenue from the inception of the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by WorldView-3 satellite and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 satellite becomes operational, we anticipate a material increase in revenue once WorldView-3 satellite reaches FOC.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment scheduled, depending upon our performance against pre-defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, we retain the cash, however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause us to defer recognition of a corresponding revenue amount until such additional products or services have been provided. From September 1, 2010 to December 31, 2010, we satisfied all performance criteria under the agreement, and therefore had no holdback applied for the period. During the year ended December 31, 2011, there was $0.2 million of holdback, which occurred during the first quarter of 2011, all of which has been applied to other products and recognized as revenue as of December 31, 2011.

Revenue

Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers and partners.

We conduct our business through two segments: (i) defense and intelligence; and (ii) commercial. We have organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. Our imagery products and services are comprised of imagery that we process to varying levels according to the customer’s specifications. We deliver our products and services using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports.

	Year ended December 31,
	2009	2010 Revised	2011
	($ in millions)
Revenue
Defense and intelligence	$231.0	$252.4	$261.4
Commercial	50.9	70.1	78.1

Total Revenue	$281.9	$322.5	$339.5

Revenue as a percent of total
Defense and intelligence	81.9%	78.3%	77.0%
Commercial	18.1	21.7	23.0

Total Revenue	100.0%	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	Year ended December 31,
	2009	2010 Revised	2011
	(in millions)
Revenue
U.S.	$232.7	$227.8	$228.3
Foreign	49.2	94.7	111.2

Total Revenue	$281.9	$322.5	$339.5

Defense and Intelligence Revenue

Our defense and intelligence segment consists of customers who are principally defense and intelligence agencies of U.S. or foreign governments. The U.S. government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. government, including the military commands and other government agencies. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer.

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

Only one DAP customer had been commissioned in 2009. By the second half of 2010, we commissioned four of our current DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. These four DAP customers generated revenue for the entire year of 2011. The fifth DAP customer is currently expected to come online in the first half of 2012.

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenues to access our satellite constellation are recognized over time based on minutes of actual usage. The revenues and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenues and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenues, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization.

	Year ended December 31,
	2009	2010 Revised	2011
	(in millions)
Defense and intelligence revenue
U.S. and Canada revenue
NGA SLA	$150.6	$150.3	$157.0
Other revenue and value added services	38.2	29.7	23.4
Amortization of pre-FOC payments related to NextView	25.5	25.5	25.5

Total U.S. and Canada revenue	$214.3	$205.5	$205.9

International revenue, excluding Canada	$16.1	$12.2	$8.4
DAP revenue	0.6	34.7	47.1

Total international revenue, excluding Canada	$16.7	$46.9	$55.5

Total defense and intelligence revenue	$231.0	$252.4	$261.4

Revenue as a Percent of Total
U.S. and Canada	92.8%	81.4%	78.8%
International, excluding Canada	7.2%	18.6%	21.2%

	100.0%	100.0%	100.0%
Reseller and Direct Sales
Direct Sales	96.7%	98.2%	98.4%
Resellers	3.3%	1.8%	1.6%

	100.0%	100.0%	100.0%

Commercial Revenue

Our commercial segment consists of both traditional and location based services customers. Our traditional customers are primarily civil government agencies, and energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS, include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to expand their products and services. Customers in other industry verticals are represented by financial services, oil and gas, telecommunications, utilities, environmental services and other industry verticals who use our imagery in a wide range of applications.

Our commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through multi-year contracts, depending on the solution that best suits their application. We sell to these customers directly and through resellers.

For the twelve months ended December 31, 2011, we generated approximately 21.9% of our commercial revenue from paid tasking and 78.1% from our ImageLibrary.

For the years ended December 31, 2009, 2010 and 2011, our top five commercial customers accounted for 56.1%, 46.3% and 43.5% of our commercial revenue. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

	Year ended December 31,
	2009	2010 Revised	2011
	(in millions)
Commercial Revenue
Americas	$23.6	$32.5	$32.9
International	27.3	37.6	45.2

Total commercial revenue	$50.9	$70.1	$78.1

Revenue as a Percent of Total
Americas revenue	46.4%	46.4%	42.1%
International revenue	53.6%	53.6%	57.9%
Reseller and Direct Sales
Direct sales	43.4%	42.4%	38.3%
Resellers	56.6%	57.6%	61.7%

Expenses

Most of our revenue is generated by the sale of products and services comprised of imagery from our QuickBird, WorldView-1 and WorldView-2 satellites. Given that most of the costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite, there is no significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites, and processing the data retrieved. Costs of acquiring aerial imagery from third-parties are capitalized and amortized on an accelerated basis as a cost of revenue.

Our selling, general and administrative expenses consist primarily of labor, benefits, travel, rent, insurance, utilities, telecommunications and related overhead costs, third-party consultant payments, sales commissions and marketing expenses. Our total selling, general and administrative expenses have been increasing in recent years, and we expect the increase in costs to continue, as we expand our sales and administrative resources to enable our revenue growth and increase capacity for product sales and distribution.

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

Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2009, all interest incurred was capitalized to our WorldView-2 satellite and other assets under construction. With the successful commissioning of WorldView-2, the total capitalized interest amount was significantly smaller in 2010, increasing our interest expense. During 2011, with the increase in capital projects, including WorldView-3 our capitalized interest expense has increased, decreasing our interest expense.

Based on our capitalization policies, we expect our future interest expense to decrease due to capitalization of these costs to the construction of our WorldView-3 satellite and other infrastructure, until the anticipated commissioning of WorldView-3 in 2014. The costs of our satellites include capitalized interest costs incurred during the construction and development period of the satellite. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in their construction.

Results of Operations

For the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following tables summarize our historical results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010, and our expenses as a percentage of revenue for the periods indicated:

	Year Ended December 31,		Change
	2010 Revised	2011	$	Percent
	($ in millions)
Historical results of operations:
Defense and intelligence revenue	$252.4	$261.4	$9.0	3.6%
Commercial revenue	70.1	78.1	8.0	11.4

Total revenue	322.5	339.5	17.0	5.3
Cost of revenue excluding depreciation and amortization	44.2	64.9	20.7	46.8
Selling, general and administrative	112.2	130.2	18.0	16.1
Depreciation and amortization	118.9	117.1	(1.8)	(1.5)

Income from operations	47.2	27.3	(19.9)	(42.2)
Loss from early extinguishment of debt	—	(51.8)	(51.8)	—
Other income (expense), net	—	0.2	0.2	—
Interest income (expense), net	(40.4)	(21.7)	(18.7)	(46.3)

Income (loss) before income taxes	6.8	(46.0)	(52.8)	(776.5)
Income tax (expense) benefit	(4.3)	17.9	22.2	516.2

Net income (loss)	$2.5	$(28.1)	$(30.6)	(1,224.0)%

	Year Ended December 31,
	2010 Revised	2011
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	13.7	19.1
Selling, general and administrative	34.8	38.4
Depreciation and amortization	36.9	34.5

Income from operations	14.6	8.0
Loss from early extinguishment of debt	—	(15.3)
Other income (expense), net	—	0.1
Interest income (expense), net	(12.5)	(6.4)

Income (loss) before income taxes	2.1	(13.6)
Income tax (expense) benefit	(1.3)	5.3

Net income (loss)	0.8%	(8.3)%

Revenue increased $17.0 million or 5.3% from $322.5 million for the year ended December 31, 2010 to $339.5 million for the year ended December 31, 2011.

There was an increase of $9.0 million or 3.6%, in defense and intelligence revenue during the year ended December 31, 2011, to $261.4 million from $252.4 million for the year ended December 31, 2010. This increase was the result of a $12.4 million increase in direct access program revenue and $6.7 million of additional revenue recognized under the NGA SLA due to increased capacity made available to NGA per the EnhancedView contract, offset by a $6.3 million decrease in value added services from the U.S. Government due to a decrease in funding available, as well as a $3.8 million decrease in International revenue. The increase of $8.0 million in commercial revenue to $78.1 million for the year ended December 31, 2011 from $70.1 million for the year ended December 31, 2010, was due to a $0.4 million increase in revenue from location-based services customers in the Americas and a $7.6 million increase in international sales, primarily in Europe.

Cost of revenue increased $20.7 million or 46.8%, during the year ended December 31, 2011 to $64.9 million from $44.2 million for the year ended December 31, 2010. This increase is attributed to (i) a $10.1 million increase in costs related to ground system operations due to the addition of four remote ground terminals brought into service during the year per the EnhancedView contract, (ii) a $5.6 million increase in labor related costs due to headcount growth and (iii) a $1.1 million increase in deferred contract costs amortization as all four direct access facilities were operational for the full year ended December 31, 2011.

Selling, general and administrative costs increased $18.0 million or 16.1%, for the year ended December 31, 2011, to $130.2 million from $112.2 million for the year ended December 31, 2010. This increase was attributable to (i) a $11.1 million increase in labor related costs, of which $5.1 million was a one-time, non-cash stock compensation expense related to the departure of the prior CEO, (ii) a $4.6 million increase in bad debt expense, primarily for two delinquent customers in Asia, (iii) a $4.3 million increase in consulting services, and (iv) a $1.7 million increase in general software and maintenance fees. These increases were offset by a $4.7 million decrease in costs to insure our satellite constellation, primarily due to reduced insurance premiums for WorldView-2 as the satellite was in the second year of operation and benefitted from lower on-orbit insurance.

Depreciation and amortization decreased by $1.8 million for the year ended December 31, 2011, to $117.1 million from $118.9 million for the year ended December 31, 2010. This decrease is primarily related to extending the life of the QuickBird satellite during the second quarter of 2011. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite, or introduction of significant new capital assets.

Interest expense, net of capitalized interest, decreased by $18.7 million for the year ended December 31, 2011 to $21.7 million from $40.4 million during the year ended December 31, 2010. This decrease is attributed to approximately 45% of our interest being capitalized to capital projects during the year ended December 31, 2011 as compared to 6% in 2010. This increase is attributable to the construction in progress of our WorldView-3 satellite, which began during the third quarter of 2010 and is currently expected to continue until anticipated launch and commission of WorldView-3 in 2014. We anticipate that an increasing percentage of our interest will be capitalized until the WorldView-3 satellite is launched.

The benefit from income taxes in 2011, is primarily due to loss on extinguishment of debt of $51.8 million. For the year ended December 31, 2011, we had an effective overall tax rate of 38.9%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation.

For the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following tables summarize our historical results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 and our expenses as a percentage of revenue for the periods indicated:

	Year Ended December 31,		Change
	2009	2010 Revised	$	Percent
	($ in millions)
Historical results of operations:
Defense and intelligence revenue	$231.0	$252.4	$21.4	9.3%
Commercial revenue	50.9	70.1	19.2	37.7

Total revenue	281.9	322.5	40.6	14.4
Cost of revenue excluding depreciation and amortization	31.1	44.2	13.1	42.1
Selling, general and administrative	88.6	112.2	23.6	26.6
Depreciation and amortization	74.4	118.9	44.5	59.8

Income from operations	87.8	47.2	(40.6)	(46.2)
Loss from early extinguishment of debt	(7.7)	—	7.7	100.0
Loss on derivative instruments	(1.8)	—	1.8	100.0
Interest income (expense), net	0.1	(40.4)	(40.5)	*

Income before income taxes	78.4	6.8	(71.6)	(91.3)
Income tax expense	(31.0)	(4.3)	26.7	86.1

Net income	$47.4	$2.5	$(44.9)	(94.7)%

*	not meaningful

	Year Ended December 31,
	2009	2010
		Revised
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	11.0	13.7
Selling, general and administrative	31.4	34.8
Depreciation and amortization	26.4	36.9

Income from operations	31.2	14.6
Loss from early extinguishment of debt	(2.7)	—
Loss on derivative instruments	(0.6)	—
Interest income (expense), net	—	(12.5)

Income before income taxes	27.9	2.1
Income tax expense	(11.0)	(1.3)

Net income	16.9%	0.8%

Total revenue increased $40.6 million, or 14.4%, to $322.5 million in 2010 as compared to $281.9 million in 2009. The $21.4 million, or 9.3%, increase in defense and intelligence revenue was due primarily to DAP customers, who received access time to WorldView-1 and/or WorldView-2 through direct access facilities in the second half of 2010 that were not operational in 2009. The $19.2 million, or 37.7%, increase in commercial revenue was driven by growth from consumer customers in Europe and the Americas and reseller business worldwide.

The $13.1 million increase in cost of revenue is primarily attributable to $8.0 million of amortization of deferred contract costs arising from the construction, implementation and maintenance of the DAP facilities and a $3.9 million increase in subcontracting costs. The cost of revenue increase also includes a $2.7 million increase in labor related costs, primarily driven by headcount growth as well as the cost of employee labor which had previously been capitalized as part of the WorldView-2 development, but which has now been reallocated to other operating functions within the Company. These increases were offset by a $1.5 million decrease in amortization of the purchased aerial imagery library.

The $23.6 million increase in selling, general and administrative costs is attributable to a $10.5 million increase in labor-related costs, primarily driven by headcount growth as well as expensing of employee labor cost that previously had been capitalized as a part of WorldView-2 development. Other increases in selling, general and administrative costs include an increase of $6.6 million from costs related to insuring WorldView-2, an increase of $5.9 million in consulting costs, a $1.9 million increase in bonus expense due to increased headcount and a $1.7 million increase in legal and accounting services. These increases were offset by a $1.0 million decrease in stock compensation expense, a $1.0 million decrease in bad debt expense and a $1.1 million decrease in third party commission expense.

Depreciation and amortization increased by $44.5 million, or 59.8%, as compared to 2009, primarily due to the commissioning of WorldView-2 on January 4, 2010. The WorldView-2 satellite is being depreciated over 11 years and the incremental depreciation is approximately $10.5 million per quarter.

Interest expense, net was $40.4 million, an increase from 2009 due to the commissioning of the WorldView-2 satellite on January 4, 2010, which resulted in the expensing of substantially all of the interest on our debt during 2010. Approximately six percent of our interest was capitalized on capital projects during 2010. During the third quarter of 2010, we started the construction of the WorldView-3 satellite, thus we expect our capital expenditures to increase in future reporting periods, resulting in more of our interest being capitalized.

The decrease in income tax is primarily due to a decrease in pre-tax income. For the year ended December 31, 2010, we had an effective overall tax rate of 63.2%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock-based compensation.

Balance Sheet Measures

Total assets increased $183.5 million, or 14.5%, from $1,268.1 million at December 31, 2010 to $1,451.6 million at December 31, 2011. Total assets increased primarily as a result of an increase in property and equipment of $141.2 million, from $878.6 million at December 31, 2010 to $1,019.8 million at December 31, 2011. The increase in property and equipment results from an increase in WorldView-3 satellite construction and other infrastructure projects. The increase in aerial image library costs from $1.9 million at December 31, 2010 to $13.0 million at December 31, 2011, is due to receipt of imagery acquired from a third party provider. Cash and cash equivalents increased $19.2 million due to additional debt borrowings offset by increases in operating costs and increased capital expenditures related to World-View 3.

Total liabilities increased $195.0 million, from $769.2 million at December 31, 2010 to $964.2 million at December 31, 2011. This increase was due to a net $72.6 million increase in long term deferred revenue from $246.7 million at December 31, 2010 to $319.3 at December 31, 2011 primarily due to payments received from NGA under the EnhancedView SLA, offset by the recognition of the pre-FOC payments received under the NextView agreement. The Company entered into a new debt facility on October 12, 2011, increasing our long term debt $135.5 million, from $346.1 million at December 31, 2010 to $481.6 million at December 31, 2011. Total accounts payable, other accrued liabilities and long-term accrued liabilities increased by $7.7 million from $50.9 million at December 31, 2010 to $58.6 million at December 31, 2011. The increase is primarily related to the timing of accruals for milestone payments on capital projects. Accrued interest decreased $6.0 million from $6.2 million at December 31, 2010 to $0.2 million at December 31, 2011, due to the timing of interest payments under the new credit facility entered into in October of 2011.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 60.1% of our consolidated revenue for the year ended December 31, 2011. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for the next twelve months.

In summary, our cash flows were:

	2009	2010 Revised	2011
	(in millions)
Net cash provided by operating activities	$143.3	$153.3	$142.8
Net cash used in investing activities	(191.1)	(80.9)	(259.5)
Net cash provided by financing activities	$84.0	$9.9	$135.9

Cash provided by operating activities decreased from $153.3 million in the year ended December 31, 2010 to $142.8 million in the year ended December 31, 2011. The $10.5 million decrease in operating activities is primarily due to a decrease in net income due to the loss on extinguishment of debt offset by the increase in EnhancedView deferred revenue as a result of payments received from NGA during the year, and increased non-cash stock compensation expense primarily due to the departure of the prior CEO.

Cash used in investing activities increased from $80.9 million in the year ended December 31, 2010 to $259.5 million in the year ended December 31, 2011. The $178.6 million increase was primarily due to an increase in capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure.

As disclosed in the contractual obligations table, we have $406.9 million that is contractually due to third party vendors. These contractual obligations are primarily related to the procurement and construction of our WorldView-3 satellite, including launch vehicle and related ground systems.

Cash provided by financing activities increased from $9.9 million in the year ended December 31, 2010 to $135.9 million in the year ended December 31, 2011. The $126.0 increase was primarily due to the new credit facility entered into on October 12, 2011 offset by the early extinguishment and repayment of the senior secured notes.

Senior Secured Credit Facility

On October 12, 2011, we entered into a $500 million, seven-year senior secured term loan facility and a $100 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “Credit Agreement”). We have borrowed the full amount of the term loan facility to fund our cash tender offer (“Tender Offer”) to purchase all of our senior secured notes and add liquidity for general corporate purposes. We received net cash proceeds from the term loan facility of approximately $66.0 million following the payment of approximately $410.9 million for the tender of the senior secured notes, $11.8 million in underwriter and other related fees and expenses incurred in connection with the Credit Agreement, and net of the term loan issuance discount of $12.5 million. The Company paid $1.2 million in fees related to the tender offer. We recorded a loss on extinguishment of debt of $51.8 million, during the fourth quarter of 2011. As a result of the Tender Offer, 100% of all Senior Secured Notes were tendered and retired by the Company on October 12, 2011. We will use the remaining cash proceeds for general corporate purposes, which may include acquisitions and share repurchases. As of the date of this filing, the revolving credit facility remains undrawn.

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to comply with a maximum leverage ratio and minimum interest coverage ratio.

Borrowings under the Credit Agreement will bear interest, at our option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.50% for adjusted LIBOR loans or 3.50% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending on our leverage ratio, up to a maximum of 4.50%. The term loan facility currently bears interest based upon the LIBOR-based rate. We will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Senior Secured Notes

On April 28, 2009, we issued $355.0 million principal amount of our senior secured notes. Net proceeds of $341.8 million were used to repay our senior credit facility and senior subordinated notes in full and pay fees and expenses associated with the transaction. The senior secured notes were scheduled to mature on May 1, 2014. The senior secured notes were guaranteed by certain of the Company’s domestic subsidiaries and secured by nearly all of our assets, including the shares of capital stock of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites in operation. The senior secured notes bore interest at the rate of 10.5% per annum. Interest was payable semi-annually on May 1 and November 1 of each year.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Operating leases	$14.0	$3.6	$5.9	$1.7	$2.8
Senior secured facility excluding interest payments	500.0	5.0	10.0	10.0	475.0
Interest payments for senior secured facility	191.8	29.2	57.3	56.3	49.0
Contractual obligations	406.9	153.9	205.7	31.1	16.2

Total	$1,112.7	$191.7	$278.9	$99.1	$543.0

Our senior secured facility requires quarterly principle payments in the amount $1.25 million starting March 31, 2012 through September 30, 2018. The remaining balance of $466.3 million is due October 12, 2018. Interest expense is due at least monthly or as agreed upon with the lender. Contractual obligations are remaining amounts due on long term contracts primarily relating to the procurement and construction of our WorldView-3 satellite, including the launch vehicle, and operational commitments related to our ground systems. Our operating leases are primarily for office space in the United States. We generally believe leasing office space is more cost-effective than purchasing real estate, for our existing operating locations. The Company has $5.4 million of uncertain tax positions and does not anticipate a material change within the next 12 months.

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

Non-GAAP Disclosures

Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2007	2008	2009	2010(1) Revised	2011
	(in millions)
Net income (loss)	$95.8	$53.8	$47.4	$2.5	$(28.1)
Depreciation and amortization	46.8	75.7	74.4	118.9	117.1
Interest (income) expense, net	(4.1)	3.0	(0.1)	40.4	21.7
Loss on derivative instrument	—	—	1.8	—	—
Loss from early extinguishment of debt	—	—	7.7	—	51.8
Income tax expense (benefit)	(57.9)	38.1	31.0	4.3	(17.9)
Non-cash stock compensation expense	2.6	4.2	7.2	6.6	14.4
EnhancedView deferred revenue	—	—	—	24.8	86.4
EnhancedView outstanding invoices not yet paid by NGA	—	—	—	8.3	6.7
Amortization of pre-FOC payment related to NextView	(3.2)	(25.5)	(25.5)	(25.5)	(25.5)

Adjusted EBITDA	$80.0	$149.3	$143.9	$180.3	$226.6

	For the Quarters Ended(1)
	2010				2011
	Mar 31 Revised	Jun 30 Revised	Sep 30 Revised	Dec 31 Revised	Mar 31 Revised	Jun 30 Revised	Sep 30 Revised	Dec 31
	(in millions)
Net income (loss)	$1.5	$0.3	$0.1	$0.6	$(1.3)	$(0.9)	$1.1	$(27.0)
Depreciation and amortization	29.2	31.1	29.1	29.5	29.2	29.2	29.1	29.6
Interest (income) expense, net	10.0	10.7	10.5	9.2	7.9	5.7	4.1	4.0
Loss from early extinguishment of debt	—	—	—	—	—	—	—	51.8
Income tax expense (benefit)	1.6	0.4	0.8	1.5	(1.5)	(1.1)	(1.7)	(13.6)
Non-cash stock compensation expense	1.4	1.5	1.5	2.2	2.1	7.4	2.3	2.6
EnhancedView deferred revenue	—	—	—	16.5	16.5	16.5	16.5	13.6
EnhancedView outstanding invoices not yet paid by NGA	—	—	8.3	8.3	8.3	8.3	6.7	6.7
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)	(6.4)	(6.3)	(6.4)	(6.4)	(6.4)	(6.3)

Adjusted EBITDA	$37.3	$37.6	$43.9	$61.5	$54.8	$58.7	$51.7	$61.4

(1)	The Company revised its 2010 financial information as well as the first three quarters of 2011, see Note 3 to the Consolidated Financial Statements for more detail.

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

Adjusted EBITDA is a key measure used in internal operating reports by management and the board of directors to evaluate the performance of our operations and is also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA has also been a key driver of the company-wide bonus incentive plan. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.

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

Subscriptions.    We sell online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which customers pay for their subscription to one of our web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

Service Level Agreements (SLA).    We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements.    We enter into revenue arrangements that may consist of multiple deliverables of our product and service offerings based on the needs of our customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” We concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

We have generally been unable to establish VSOE for any of our products due to our infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. As of December 31, 2011, we have been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors. As we are unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices and our go-to-market strategy.

The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the year ended December 31, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract with NGA and the DAP make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The following is a description of the accounting for these arrangements.

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

Direct Access Program.    Revenue under the direct access program includes construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements the facility is delivered upon completion and customer acceptance, and the maintenance and access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered items. Accordingly, all funds received are initially recorded as deferred revenue. As the direct access facilities are brought into service, the deferred revenue is amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Asset Valuation and Estimated Useful Lives of Satellites

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill, capitalized contract and related satellite costs and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate or if our other assumptions are not met, our actual bad debt expense could exceed our estimate.

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

As of December 31, 2011, there are no income tax positions for which we currently believe that the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by federal and major state agencies as of December 31, 2011 are 1996 through 2011.

Federal and state agencies may disallow research tax carryforwards, net operating loss carryforwards and other carryforwards previously claimed.

As of December 31, 2011, we had federal and state net operating loss carryforwards of $264.5 million and $245.9 million, respectively, available to offset future federal and state taxable income. If not used, the net operating loss carryforwards will expire at various times during the period from 2019 to 2031. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized, if certain changes in the Company’s ownership occur. Included in the Company’s federal net operating loss carryforward is $16.4 million that is subject to a $2.0 million annual IRC 382 limitation, which is expected to be fully utilized in future periods.

Property and Equipment

Property and equipment are recorded at cost. The cost of our satellites and related ground systems include capitalized interest costs incurred during their construction and development period, as well as, capitalized costs for internal direct labor costs incurred in the construction and development. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

We capitalize certain costs incurred to develop software for internal use. We expense the costs of developing computer software until the software has reached the application development stage and capitalize all costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to, estimated economic life and changes in software and hardware technology.

Internal use capitalized software costs are amortized over their expected useful life, which is generally three to five years. Software costs that are directly related to a satellite are capitalized with the satellite and amortized over the satellite’s useful life. Amortization expense related to capitalized software costs, exclusive of software costs amortized as part of the cost of our satellites, was $7.5 million, $11.0 million and $10.7 million, for the years ended December 31, 2009, 2010, and 2011, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, such as three to seven years for computer equipment and five to eleven years for most other assets, including the satellite and ground stations. Leasehold improvements and assets used pursuant to capital-lease obligations are amortized on a straight-line basis over the shorter of their useful lives or lease terms; such amortization is included in depreciation expense. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

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

We established a peer group of comparable publicly traded companies. Annually, we review the companies that comprise the peer group and that from time to time have changed the composition of the peer group, based on changes to our business or the business of the comparable companies and other factors outside of our control, such as mergers and consolidations.

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

New Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not expect the implementation of this authoritative guidance to have an impact on our financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for us in the first quarter of fiscal 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will only change the presentation of comprehensive income and will have no impact on our financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us in the first quarter of fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for us in the first quarter fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on our financial position or results of operations.

Seasonality

Seasonality has not had a material impacted on our business and we do not expect it to have a material impact in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our senior secured facility. The facility provides for a $500 million term loan facility and a $100 million revolving credit facility. At the closing of the facility, we borrowed the full amount of the term loan facility. As of December 31, 2011, we had not drawn any amounts under the revolving credit facility.

Borrowings under the senior credit facility bear interest, at our option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case, plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending upon our leverage ratio, up to a maximum of 4.5%. Our term loan facility currently bears interest based upon the LIBOR-based rate.

Based upon the amounts outstanding under the term loan facility as of December 31, 2011 and assuming that the facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the facility of approximately $5.0 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our senior secured credit facility but have not done so at this time.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigitalGlobe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the Company’s accounting for its Direct Access Program and its complement of personnel with appropriate accounting knowledge and training existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company’s Internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 29, 2012

DigitalGlobe, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2010 Revised	2011
	(In millions, except per share data)
Revenue	$281.9	$322.5	$339.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	31.1	44.2	64.9
Selling, general and administrative	88.6	112.2	130.2
Depreciation and amortization	74.4	118.9	117.1

Income from operations	87.8	47.2	27.3
Loss from early extinguishment of debt	(7.7)	—	(51.8)
Loss on derivative instruments	(1.8)	—	—
Other income (expense), net	—	—	0.2
Interest income (expense), net	0.1	(40.4)	(21.7)

Income (loss) before income taxes	78.4	6.8	(46.0)
Income tax (expense) benefit	(31.0)	(4.3)	17.9

Net income (loss)	$47.4	$2.5	$(28.1)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.07	$0.05	$(0.61)

Diluted earnings (loss) per share	$1.06	$0.05	$(0.61)

Weighted average common shares outstanding:
Basic	44.2	45.7	45.9

Diluted	44.9	46.1	45.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Balance Sheets

	As of December 31,
	2010 Revised	2011
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.3	$198.5
Restricted cash	6.7	7.7
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $3.6, respectively	45.3	50.7
Prepaid and current assets	21.4	19.6
Deferred taxes	62.7	65.1

Total current assets	315.4	341.6
Property and equipment, net of accumulated depreciation of $478.2 and $563.9, respectively	878.6	1,019.8
Goodwill	8.7	8.7
Intangibles, net of accumulated amortization of $8.9 and $7.4, respectively	0.3	—
Aerial image library, net of accumulated amortization of $21.1 and $25.1, respectively	1.9	13.0
Long-term restricted cash	13.6	9.8
Long-term deferred contract costs	42.4	44.7
Other assets, net	7.2	14.0

Total assets	$1,268.1	$1,451.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15.0	$19.7
Accrued interest	6.2	0.2
Current note payable	—	5.0
Other accrued liabilities	27.2	37.5
Current portion of deferred revenue	39.1	36.6

Total current liabilities	87.5	99.0
Long-term accrued liability	8.7	1.4
Deferred revenue	246.7	319.3
Deferred lease incentive	4.6	3.3
Long-term debt, net of discount	346.1	481.6
Long-term deferred tax liability, net	75.6	59.6

Total liabilities	$769.2	$964.2

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and December 31, 2011	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 46,029,652 shares issued and outstanding at December 31, 2010 and 46,320,471 shares issued and outstanding at December 31, 2011	0.2	0.2
Treasury stock, at cost; 44,039 shares at December 31, 2010 and 66,175 shares at December 31, 2011	(0.7)	(1.2)
Additional paid-in capital	512.9	530.0
Accumulated deficit	(13.5)	(41.6)

Total stockholders’ equity	498.9	487.4

Total liabilities and stockholders’ equity	$1,268.1	$1,451.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2010	2011
		Revised
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47.4	$2.5	$(28.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74.4	118.9	117.1
EnhancedView deferred revenue	—	24.8	94.6
Recognition of pre-FOC payments	(25.5)	(25.5)	(25.5)
Amortization of aerial image library, deferred contract costs and lease incentive	5.3	8.7	10.2
Non-cash stock compensation expense	7.2	6.6	14.4
Amortization of debt issuance costs	—	4.4	4.4
Write off of debt financing fees	5.3	—	12.0
Gain on sale of asset	—	—	(0.5)
Deferred income taxes	33.6	3.3	(18.5)
Changes in working capital, net of investing activities:
Accounts receivable, net	(2.6)	4.3	(5.4)
Accounts receivable from related party	(0.3)	—	—
Income tax receivable	(3.9)	3.9	—
Prepaids and other assets	(12.4)	(3.9)	(14.7)
Accounts payable	1.5	(1.8)	5.5
Accounts payable and accrued liabilities to related parties	3.5	—	—
Accrued liabilities	(5.0)	14.3	(4.2)
Deferred contract costs from related party	(15.3)	—	—
Deferred contract costs	—	(18.0)	(9.0)
Deferred revenue	28.0	10.6	4.5
Deferred revenue related party	2.1	—	—
Deferred lease incentive	—	0.2	—
Payment of Senior Secured Note discount	—	—	(13.2)
Premium payment on senior secured notes	—	—	(0.8)

Net cash flows provided by operating activities	143.3	153.3	142.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(155.9)	(74.1)	(255.6)
Other property, equipment and intangible additions	(10.9)	(10.6)	(6.6)
Decrease (increase) in restricted cash	(21.5)	3.8	2.7
Settlements from derivative instrument	(2.8)	—	—

Net cash flows used in investing activities	(191.1)	(80.9)	(259.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	341.8	—	487.0
Proceeds from initial public offering, net of issuance costs	21.7	(0.3)	—
Repayment of notes	(270.0)	—	(341.8)
Payment of debt issuance cost	(10.9)	—	(11.1)
Repurchase of common stock	(0.5)	—	—
Proceeds from exercise of stock options	1.9	10.2	1.8

Net cash flows provided by financing activities	84.0	9.9	135.9

Net increase (decrease) in cash and cash equivalents	36.2	82.3	19.2
Cash and cash equivalents, beginning of period	60.8	97.0	179.3

Cash and cash equivalents, end of period	$97.0	$179.3	$198.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $37.4, $7.7 and $18.6, respectively	$—	$30.2	$23.2
Cash received (paid) for income taxes	$(2.4)	$4.2	$(1.7)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	$9.7	$16.9	$(0.5)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In millions, excluding share and per share data)
Balance at December 31, 2008	43,468,941	$0.2	(21,555)	$(0.2)	$467.2	$(63.4)	$(1.5)	$52.0	$402.3
Stock issued upon exercise of stock options	258,377	—	—	—	1.9	—	—	—	1.9
Common stock issued in connection with successful initial public offering	1,395,275	—	—	—	19.0	—	—	—	19.0
Repurchases common stock	—	—	(22,484)	(0.5)	—	—	—	—	(0.5)
Stock compensation expense, net of forfeitures	—	—	—	—	7.9	—	—	—	7.9
Effective financial derivatives, net of tax	—	—	—	—	—	—	1.5	1.5	1.5
Net income	—	—	—	—	—	47.4	—	47.4	47.4

Balance at December 31, 2009	45,122,593	$0.2	(44,039)	$(0.7)	$496.0	$(16.0)	$—	$48.9	$479.5
Stock issued upon exercise of stock options and stock grants	951,098	—	—	—	10.2	—	—	—	10.2
Public offering fees	—	—	—	—	(0.3)	—	—	—	(0.3)
Stock compensation expense, net of forfeitures	—	—	—	—	7.0	—	—	—	7.0
Net income (revised)	—	—	—	—	—	2.5	—	2.5	2.5

Balance at December 31, 2010 (revised)	46,073,691	$0.2	(44,039)	$(0.7)	$512.9	$(13.5)	$—	$2.5	$498.9

Stock issued upon exercise of stock options and stock grants	312,955	—	—	—	1.8	—	—	—	1.8
Repurchases common stock	—	—	(22,136)	(0.5)	—	—	—	—	(0.5)
Stock compensation expense, net of forfeitures	—	—	—	—	15.3	—	—	—	15.3
Net loss	—	—	—	—	—	(28.1)	—	(28.1)	(28.1)

Balance at December 31, 2011	46,386,646	$0.2	(66,175)	$(1.2)	$530.0	$(41.6)	$—	$(28.1)	$487.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements

(Dollars in millions except for share and per share data, unless otherwise noted)

NOTE 1.	General Information

DigitalGlobe, Inc. (“DigitalGlobe”, the “Company” or “we”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We own and operate three imagery satellites — QuickBird, WorldView-1 and WorldView-2 — which collect panchromatic (black and white) and color imagery using visible and near-infrared wavelengths. We also offer a range of on-line and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. The cost of our satellites and related ground systems include capitalized interest costs incurred during the construction and development period, as well as capitalized costs for internal direct labor. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss was to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

The Company performs an annual assessment of the useful lives of the satellites or more frequently should facts and circumstances indicate. The assessment evaluates the efficiencies of the operation of the satellite and the fuel level. An adjustment will be made to the estimated depreciable life of the satellite, if deemed necessary

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

by the assessment performed. Any changes to the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis as of the date of the change.

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would require an impairment assessment include a significant change in the extent or manner in which an asset is used, a significant adverse change in the operation of the Company’s satellites, a change in government spending or customer demand that could affect the value of the asset group, or a significant decline in the observable market value of an asset group. If these factors indicate a potential impairment, the Company would assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group estimating discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. There were no impairment charges recorded in 2009, 2010 or 2011.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years for computer equipment and five to eleven years for most other assets, including the satellites and ground stations). Leasehold improvements and assets used pursuant to leases are depreciated on a straight-line basis over the shorter of their useful lives or lease terms; such depreciation is included in depreciation expense. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

Internal use capitalized software costs are amortized over their expected useful life, which is generally three to five years. Software costs that are directly related to a satellite are capitalized with the satellite and amortized over the satellite’s estimated useful life on a straight line basis. Amortization expense related to capitalized software costs, exclusive of software cost amortized as part of the cost of our satellites, was $7.5 million, $11.0 million and $10.7 million for 2009, 2010 and 2011, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as trademarks, core technology, customer relationships and non-compete agreements) are recorded at fair value as determined at the time of acquisition. The goodwill and intangible assets are attributable to the commercial segment.

We test the carrying value of goodwill for impairment on the reporting unit level on an annual basis and more often if a triggering event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

the reporting unit exceeds its fair value, the Company compares the implied value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. We have completed our impairment test on goodwill at December 31, 2011, and determined that there was no impairment.

Aerial Image Library

Our aerial image library costs are composed of the direct costs of contracting with third parties to collect aerial imagery. Our aerial image library costs are charged to cost of revenue over the estimated economic life of the imagery, which has been estimated to be two to five years. Such costs are charged to cost of revenue on an accelerated basis reflective of the pattern in which the economic benefit of the asset is expected to be realized. Charges to cost of revenue for the aerial imagery library were $5.6 million, $4.0 million and $4.0 million for 2009, 2010 and 2011, respectively.

Deferred Contract Costs

The Company capitalized certain costs reimbursable under the NextView agreement, incurred in the construction and development of our WorldView-1 satellite and related ground systems during the construction and development period. These costs were related to internal support costs and reimbursable expenditures under the NextView agreement. These costs were not capitalized as fixed assets, but were deferred in accordance with government contract accounting guidelines. Upon the successful launch of the WorldView-1 satellite, the deferred contract costs began being amortized ratably over the customer relationship period (the same as the expected life of the satellite, or 10.5 years). There were no deferred contract costs capitalized for our QuickBird or WorldView-2 satellites.

The Company defers certain direct costs incurred in the construction of direct access facilities built for DAP customers, consisting of hardware, software and labor purchased from a related party. The direct access facility will allow the Company’s DAP customers to communicate with the Company’s satellites. The deferred contract costs are recognized as expense over the same period that the related revenue is recognized, which is the estimated customer relationship period, except when deferred contract costs are in excess of related revenues, in which case the excess costs are recognized over the initial contract period. The customer relationship period is based on the estimated useful life of the satellite being used. If more than one satellite is being used the satellite with the longest life is used as the basis for the amortization. The Company has deferred contract costs in excess of related contract deferred revenue for some of its customers. As of December 31, 2010 and 2011 deferred contract costs totaled $49.2 million and $52.5 million, respectively.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

Subscriptions.    We sell online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which customers pay for their subscription to one of our web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

Service Level Agreements (SLA).    We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements.    We enter into revenue arrangements that may consist of multiple deliverables of our product and service offerings based on the needs of our customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” We concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate selling price (BESP) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

We have generally been unable to establish VSOE for any of our products due to our infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. As of December 31, 2011, we have been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors. As we are unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices, and our go-to-market strategy.

The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results for the year ended December 31, 2011. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified multiple element arrangements transacted in any given period.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract (EnhancedView) with National Geospatial-Intelligence Agency (NGA) and the Direct Access Program (DAP) make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The following is a description of the accounting for these arrangements.

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

Direct Access Program.    Revenue under the direct access program includes construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements the facility is delivered upon completion and customer acceptance, and the maintenance and access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered items. Accordingly, all funds received are initially recorded as deferred revenue. As the direct access facilities are brought into service, the deferred revenue is amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Satellite Insurance

As of December 31, 2011, we maintain the following insurance coverage on our satellites:

Satellite	Policy Period	Coverage
		(In millions)
QuickBird	10/2011 — 10/2012	$11.0
WorldView-1	10/2011 —10/2012	235.0
WorldView-2	10/2011 — 10/2012	182.0
WorldView-2	10/2009 — 10/2012	68.0

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

Research and Development Costs

We record as research and development expense all engineering costs, consisting primarily of internal labor and consulting fees, where the Company maintains the risk associated with design failure. We incurred $0.9 million, $1.7 million and $2.0 million in research and development costs for the years ended December 31, 2009, 2010 and 2011, respectively. Any research and development expenses incurred are included in selling, general and administrative expenses.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Derivative Instruments

Prior to 2010, the Company used derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. The Company’s derivative instruments were recorded in the consolidated balance sheets at fair value within accounts receivable from related party or accounts payable to related party dependent upon the asset or liability position of the instrument. Upon settlement of the contracts, the cash flow was presented as an investing activity in the consolidated statements of cash flows. For a derivative designated as a cash flow hedge, the effective portion of the derivative gain or loss was initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affected earnings. For derivatives that did not qualify or were not designated as cash flow hedges, all gains or losses associated with changes to the fair market value of these financial instruments were recorded in the income statement. As of December 31, 2010 and 2011, the Company did not hold any derivative instruments.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. See Note 10 for further information regarding our stock-based compensation expense and underlying assumptions.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cash equivalents at December 31, 2010	$98.7	$98.7	$—	$—
Cash equivalents at December 31, 2011	166.0	166.0	—	—

Our cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2010 and 2011, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments as of December 31, 2010 and 2011.

The Company’s senior secured notes were traded on an active market through October 12, 2011, when they were paid in full. The fair value of the senior secured notes was based on quoted market rates. The Company entered into a senior secured facility on October 12, 2011. The Fair value of the senior secured facility was based upon trading activity among lenders.

	Carrying Amount	Estimated Fair Value
	(In millions)
Senior Secured Notes at December 31, 2010	$346.1	$403.8
Senior Secured Facility at December 31, 2011	486.6	490.0

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Concentration of Credit Risk

The Company’s cash and cash equivalents and derivative instruments are maintained in or with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in this area. For a discussion of our credit risk with significant customers see Notes 4 and 5.

New Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not expect the implementation of this authoritative guidance to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for the Company in the first quarter of fiscal 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will only change the presentation of comprehensive income and will have no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company in the first quarter of fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in the first quarter fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3.	Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011, errors were identified primarily relating to the year ended December 31, 2010 and the first three quarters of the year ended December 31, 2011. These errors were primarily related to the Company’s

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

accounting for the Direct Access Program (“DAP”), as described below. The Company has assessed the impact of these errors on each period involved, in accordance with the SEC’s Staff Accounting Bulletin No. 99, “Materiality”, and has determined that the impact of the errors was not material, both individually and in the aggregate, to any previously issued financial statements. While the Company has also determined that the cumulative effect of correcting the errors in the fourth quarter of the year ended December 31, 2011 would not be material to the 2011 consolidated financial statements, the Company has elected to revise its previously issued financial statements to facilitate comparisons among periods. As part of its revision, the Company has determined to reverse immaterial out-of-period adjustments that were previously recorded in the Company’s 2011 quarterly periods and to reflect those adjustments as corrections to the periods in which the errors originated.

The following is a description of the nature of the errors as well as the impact of errors to the year ended December 31, 2010 (see Note 16 for the impact on the 2010 and 2011 quarterly financial information):

•

In three of the Company’s four current DAP customer contracts, the up-front payments contractually negotiated for each Facility were less than the actual third-party costs to manufacture each Facility. As each of the three Facilities was brought into service, it was the Company’s accounting policy to amortize both the deferred revenue and deferred contracts costs over the estimated customer relationship periods, which periods are consistent with the estimated remaining useful life of the satellite being accessed. However, the Company has concluded that this accounting policy was in error and that it should have been recognizing the deferred contract costs in excess of the deferred revenues (for each individual customer) over the related initial contract period. The impact of this error is an increase in cost of revenue of $1.5 million.

•

Certain costs for two DAP customers were previously netted against the related revenue. However, the Company concluded that this was an error as the Company acts as the principal in these arrangements. The cost and revenue should have been recorded on a gross basis, with the effect being an increase in both revenue and cost of revenue of $1.1 million.

•

The Company incorrectly capitalized interest related to the construction of its direct access facilities and other discrete projects. The impact of this error is an increase to interest expense of $0.8 million.

•

The Company previously recognized maintenance revenue for one DAP customer over a one-year period. However, the Company concluded that this was an error and that the revenue should have been recognized over the customer relationship period. The impact of this error is to reduce revenue by $0.5 million.

•	The Company incorrectly calculated certain DAP access minutes. The impact of this error is to reduce revenue by $0.3 million.

•

The Company has also corrected other immaterial errors including (i) over- or under-capitalization of certain internal and external costs, (ii) the accounting for stock compensation, including under capitalization of stock compensation for certain assets under construction, (iii) the effects of properly reconciling certain accrued liability accounts, and (iv) the classification of payments received for a sales type lease from operating to investing cash flows.

The following tables reflect the effect of correcting the errors on the Company’s consolidated financial statements as of and for the year ended December 31, 2010.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Consolidated Income Statements

Revision

	For the Year Ended December 31, 2010
	As Previously Reported	Adjustment	Revised
	(In millions, except per share data)
Revenue	$322.2	$0.3	$322.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	$41.7	$2.5	$44.2
Selling, general and administrative	112.5	(0.3)	112.2
Depreciation and amortization	118.9	—	118.9

Income from operations	$49.1	$(1.9)	$47.2
Interest income (expense), net	(39.6)	(0.8)	(40.4)

Income before income taxes	9.5	(2.7)	6.8
Income tax expense	(5.4)	1.1	(4.3)

Net income	$4.1	$(1.6)	$2.5

Earnings per share:
Basic earnings per share	$0.09	$(0.04)	$0.05

Diluted earnings per share	$0.09	$(0.04)	$0.05

Weighted average common shares outstanding:
Basic	45.7	45.7	45.7

Diluted	46.1	46.1	46.1

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Consolidated Balance Sheets

Revision

	As of December 31, 2010
	As Previously Reported	Adjustment	Revised
	(In millions)
ASSETS
CURRENT ASSETS:
Prepaid and current assets	$19.4	$2.0	$21.4

Total current assets	$313.4	$2.0	$315.4
Property and equipment, net of accumulated depreciation of $478.2	879.1	(0.5)	878.6
Long-term deferred contract costs	42.1	0.3	42.4

Total assets	$1,266.3	$1.8	$1,268.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other accrued liabilities	$26.3	$0.9	$27.2
Current portion of deferred revenue	38.9	0.2	39.1

Total current liabilities	$86.4	$1.1	$87.5
Long-term accrued liability	6.0	2.7	8.7
Deferred revenue	246.2	0.5	246.7
Long-term deferred tax liability, net	76.7	(1.1)	75.6

Total liabilities	$766.0	$3.2	$769.2

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid-in capital	$512.7	$0.2	$512.9
Accumulated deficit	(11.9)	(1.6)	(13.5)

Total stockholders’ equity	500.3	(1.4)	498.9

Total liabilities and stockholders’ equity	$1,266.3	$1.8	$1,268.1

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Consolidated Statements of Cash Flows

Revision

	For the Year Ended December 31, 2010
	As Previously Reported	Adjustment	Revised
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4.1	$(1.6)	$2.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of aerial image library, deferred contract costs and lease incentive	7.1	1.6	8.7
Non-cash stock compensation expense	6.8	(0.2)	6.6
Deferred income taxes	4.4	(1.1)	3.3
Changes in working capital, net of investing activities:
Accrued liabilities	10.6	3.7	14.3
Deferred contract costs	(14.2)	(3.8)	(18.0)
Deferred revenue	13.4	(2.8)	10.6

Net cash flows provided by operating activities	157.5	(4.2)	153.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(78.3)	4.2	(74.1)

Net cash flows used in investing activities	$(85.1)	$4.2	$(80.9)

NOTE 4.	Significant Customers

In September 2003, we entered into the NextView agreement with NGA under which we agreed to provide a minimum of $531.0 million of imagery products and services from our WorldView-1 satellite. Of this amount, $266.0 million was received between September 2003 and November 2007, the month WorldView-1 became operational. The $266.0 million was used to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When WorldView-1 reached full operational capacity (FOC) in November 2007, we began recognizing the deferred revenue on a straight line basis over the estimated useful life of WorldView-1. Based on the current estimated useful life of WorldView-1, we recognized $25.5 million of revenue related to the pre-FOC payments for each of the years ended December 31, 2010 and 2011.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of seven additional remote ground terminals above the number the Company operated prior to the EnhancedView contract, which communicate directly with our satellites, as well as the addition of a new satellite, WorldView-3. As capacity is added to our constellation, and as contractually agreed to by NGA, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. For the year ended December 31, 2011, we recognized approximately $157.0 million of revenue and we recorded $94.6 million of deferred revenue related to the EnhancedView SLA contract. As of December 31, 2011, there was $119.4 million in total deferred revenue from the inception of the EnhancedView SLA.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash. The retained cash, however, can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. During the year ended December 31, 2011, there was $0.2 million of holdback, all of which has been applied to other products and recognized as revenue as of December 31, 2011.

On July 25, 2011, NGA provided the Company with an Amendment of Solicitation/Modification of Contract (the Amendment) to the EnhancedView contract. The Amendment exercises the first option under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2011 through August 31, 2012.

NOTE 5.	Information on Segments and Major Customers

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2009	2010 Revised	2011
	(In millions)
Defense and Intelligence
Revenue	$231.0	$252.4	$261.4
Cost of revenue, excluding depreciation and amortization	5.7	13.5	20.7
Selling, general and administrative	11.8	11.8	10.2

Segment results of operations	$213.5	$227.1	230.5

Commercial
Revenue	$50.9	$70.1	78.1
Cost of revenue, excluding depreciation and amortization	7.8	6.6	4.9
Selling, general and administrative	10.6	15.2	20.5

Segment results of operations	$32.5	$48.3	$52.7

Unallocated common costs
Cost of revenue, excluding depreciation and amortization	17.6	24.1	39.3
Selling, general and administrative	66.2	85.2	99.5
Depreciation and amortization	74.4	118.9	117.1

Unallocated costs	$158.2	$228.2	255.9

Income from operations	87.8	47.2	27.3
Loss from early extinguishment of debt	(7.7)	—	(51.8)
Loss on derivative instruments	(1.8)	—	—
Other income (expense), net	—	—	0.2
Interest income (expense), net	0.1	(40.4)	(21.7)

Income before income taxes	$78.4	$6.8	$(46.0)

Total U.S. and foreign sales were as follows:

	Year Ended December 31,
Revenue	2009	2010 Revised	2011
	(In millions)
U.S.	$232.7	$227.8	$228.3
Foreign	49.2	94.7	111.2

Total	$281.9	$322.5	$339.5

Revenue percentages from all customers whose revenue exceeded 10% of the total company revenue were as follows:

	Year Ended December 31,
Customer	2009	2010 Revised	2011
NGA	75.0%	62.1%	60.1%

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable as of:

	December 31,
Customer	2009	2010	2011
NGA	61.8%	34.9%	30.5%

NOTE 6.	Property and Equipment

Property and equipment consisted of the following as of:

	Year ended December 31,
	2010 Revised	2011
	(In millions)
Construction in progress	$79.3	$305.9
Computer equipment and software	126.3	127.1
Machinery and equipment	25.8	24.5
Furniture and fixtures	14.6	15.1
Land and land improvements	—	0.3
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	$1,356.8	$1,583.7

Accumulated depreciation and amortization	(478.2)	(563.9)

Property and equipment, net	$878.6	1,019.8

Construction in progress includes our WorldView-3 satellite, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $72.6 million, $117.4 million and $116.9 million for the year ended December 31, 2009, 2010 and 2011, respectively.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

performed. Changes to the estimated useful life of our satellites and related impact on the depreciation expense will be accounted for on a prospective basis as of the date of the change.

As a result of our annual assessment during the third quarter of 2009, we extended the estimated useful life of our QuickBird satellite, which resulted in a change in the depreciation expense associated with the QuickBird satellite on a prospective basis beginning July 1, 2009. For the year ended December 31, 2009, this change resulted in reduced depreciation expense and a corresponding increase in income from continuing operations of $2.9 million, an increase in net income of $1.7 million and had a $0.04 impact on diluted earnings per share.

Commencing on March 21, 2011, the Company initiated an increase in the altitude of the QuickBird satellite. The change in altitude was completed April 7, 2011, and resulted in an increase in the anticipated useful life of the QuickBird satellite by approximately 17 months through the third quarter of 2013. There will be no material change to the products and solutions DigitalGlobe is able to produce using the QuickBird satellite. For the year ended December 31, 2011, this change resulted in reduced depreciation expense and a corresponding decrease in loss before income taxes of $2.2 million, a decrease in net loss of $1.3 million and had a $0.03 impact on diluted earnings per share.

NOTE 7.	Goodwill and Intangibles

Intangible assets generally consist of customer relationships, non-compete agreements, trademarks and core technology. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives, ranging from three to five years, except for customer relationships, which are being amortized using a declining balance method over their estimated life of five years. Goodwill is not being amortized for financial statement purposes, but is deductible for income tax purposes.

Amortization expense for intangibles was $1.8 million, $1.5 million and $0.2 million for the years ended December 31, 2009, 2010, and 2011, respectively. These intangible assets have become fully amortized in 2011. The goodwill balance as of December 31, 2010 and 2011 was $8.7 million and is included in our commercial segment. The Company has not recorded an impairment of goodwill for any of the periods presented.

NOTE 8.	Other Accrued Liabilities

	At December 31,
	2010 Revised	2011
	(In millions)
Compensation and other employee benefits	$11.0	$10.3
Accrued taxes	2.1	0.8
Accrued expense	5.4	8.2
Construction in progress accruals	1.0	10.7
Other	7.7	7.5

Total other accrued liabilities	$27.2	$37.5

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

Long-term accrued liabilities consist of future payments related to the construction of a direct access facility.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

NOTE 9.	Debt

Senior Secured Credit Facility

On October 12, 2011, the Company entered into a $500.0 million, seven-year senior secured term loan facility and a $100.0 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “Credit Agreement”). The Company has borrowed the full amount of the term loan facility to fund its cash tender offer to purchase all of its senior secured notes. The Company received net cash proceeds from the term loan facility of $66.0 million following the payment of $410.9 million for the tender of the senior secured notes, $11.8 million in underwriting and other fees and expenses incurred in connection with the Credit Agreement and net of the term loan issuance discount of $12.5 million. The Company paid $1.2 million in fees related to the tender offer. The company recorded a loss of $51.8 million during the fourth quarter of 2011. As a result of the tender offer, 100% of all bonds were tendered and retired by the Company. The Company will use the remaining cash proceeds for general corporate purposes, which may include acquisitions and share repurchases. As of the date of this filing, the revolving credit facility remains undrawn.

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,434.1 million as of December 31, 2011. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The Credit Agreement also requires the Company to comply with a maximum leverage ratio and minimum interest coverage ratio. As of December 31, 2011 the Company is in compliance with our debt covenants.

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

Interest expense, accretion of debt discount and amortization of the deferred financing fees for the year ended December 31, 2011 were $35.6 million, $3.2 million and $1.9 million, respectively, of which $18.8 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the year ended December 31, 2010 were $37.3 million, $2.6 million and $2.0 million, respectively, of which $2.8 million was capitalized to assets under construction. Total interest incurred, accretion of debt discount and amortization of the deferred financing fees for the year ended December 31, 2009 were $34.8 million, $1.7 million and $1.3 million, respectively. All amounts were capitalized in 2009 to our WorldView-2 satellite.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The following table represents our future debt payments as of December 31, 2011:

Long Term Debt (Excluding Interest Payments)
(In millions)
2012	$5.0
2013	5.0
2014	5.0
2015	5.0
2016	5.0
Thereafter	475.0

Total	$500.0

Senior Secured Notes

We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which were recorded in deferred financing costs. As of December 31, 2010, the senior secured notes had a carrying value of $346.1 million. The Company had the right to call the senior secured notes at a predetermined price beginning on May 1, 2012. The senior secured notes were guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of certain of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites. Assets collateralizing the senior secured notes had a net book value of $1,246.0 million as of December 31, 2010.

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

On October 12, 2011 the Company entered into a new senior secured facility and has subsequently paid the full obligation under the senior secured notes and recorded a loss on extinguishment of $51.8 million.

Prior to 2010, we had outstanding a $230.0 million senior credit facility and $40.0 million of senior subordinated notes. With the issuance of our senior secured notes on April 28, 2009, the senior credit facility and the senior subordinated notes and accrued interest were paid in full.

As a result of the issuance of our senior secured notes during the second quarter of 2009, we recorded an early extinguishment of debt representing the expensing of the deferred financing costs of $5.9 million related to the senior credit facility and senior subordinated notes, and a prepayment penalty of $1.8 million related to the senior subordinated notes.

The Company had an interest rate swap agreement associated with the senior secured notes that original qualified as a cash flow hedge. As a result of an amendment to the senior credit facility in 2009, the swap became ineffective and no longer qualified as a cash flow hedge. The fair value changes of this derivative instrument were recorded in the Consolidated Statements of Operations. As a result of the payoff of the senior credit facility in 2009, the swap was no longer required and therefore was terminated.

Letters of Credit

At December 31, 2010 and 2011, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At December 31, 2010 and 2011, we had $19.1 million and $16.3 million,

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash that has been recorded in our financial statements. The letters of credit, and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

NOTE 10.	Stockholders’ Equity and Other Comprehensive Income (Loss)

On May 14, 2009, the Company completed an IPO consisting of 14.7 million shares of common stock at $19.00 per share. The offering included 13.3 million shares sold by selling stockholders and 1.4 million shares sold by the Company. On September 15, 2010, the Company priced a secondary offering of shares of common stock at $30.25 per share. The Company did not receive proceeds from the sale of the shares of its common stock in the secondary offering, therefore we expensed the $0.4 million of the costs associated with the offering. At December 31, 2011, the Company has 250.0 million authorized shares of common stock. At December 31, 2011, 46.4 million shares of common stock were issued and outstanding.

Treasury Stock

There were no open market repurchases of our common stock during 2010 and 2011. During 2011, certain participants elected to have the Company withhold 22,136 shares to pay for minimum taxes due, in accordance with the 2007 Employee Stock Option Plan, at the time their restricted stock vested. Such shares have been included in treasury shares.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) include the effect of realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment during the year ended December 31, 2009. With the expiration and settlement of our financial derivatives the amounts recorded in accumulated other comprehensive earnings (loss) were capitalized to the cost of the WorldView-2 satellite as of December 31, 2009. For December 31, 2010 and December 31, 2011 we have no other comprehensive income (loss) items therefore our net income (loss) is the same as our other comprehensive income (loss).

Stock-Based Compensation Programs

On February 15, 2000, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) pursuant to which qualified and nonqualified stock options to purchase shares of the Company’s common stock may be granted to employees, officers, directors, and consultants. Options granted pursuant to the 1999 Plan are subject to certain terms and conditions as contained in the 1999 Plan, have a ten-year term, generally vest ratably over a four-year period.

On February 15, 2007, the board of directors approved the 2007 Employee Stock Option Plan (the 2007 Plan), pursuant to which the following awards may be granted to employees, officers, directors, and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, unrestricted shares, stock appreciation rights and shares of the stock itself. Options granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan, have a ten-year term and generally vest over a four-year period. The Company amended this plan in 2008 to extend the exercise period of terminated employees from thirty days to ninety days. The number of shares available for grant at December 31, 2010 and 2011 was 1,787,337 and 953,668, respectively.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

A summary of stock option activity for the year ended December 31, 2009, 2010 and 2011 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)(1)
Outstanding — December 31, 2008	2,758,284	$19.10	7.75	$8.6

Granted	942,459	20.64
Exercised	248,377	6.93
Forfeited/Expired	254,952	19.88

Outstanding — December 31, 2009	3,197,414	$20.29	7.38	$14.8
Granted	666,608	27.02
Exercised	683,605	15.02
Forfeited/Expired	188,567	23.13

Outstanding — December 31, 2010	2,991,850	$22.96	7.65	$22.8
Granted	727,290	25.97
Exercised	87,521	20.68
Forfeited/Expired	135,419	27.14

Outstanding — December 31, 2011	3,496,200	$23.49	7.11	$0.3

Expected to Vest — December 31, 2011	3,426,276	23.49	7.11	—
Exercisable — December 31, 2009	1,945,332	$19.10	6.42	$11.3
Exercisable — December 31, 2010	1,786,744	$21.72	6.92	$17.9
Exercisable — December 31, 2011	2,182,865	$22.34	6.23	$0.1

(1)

Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2009, 2010 and 2011, respectively that option holders would have realized had they exercised their options as of that date.

Weighted-average grant-date fair values for option awards granted was $10.44, $13.45 and $12.28 for the years ended December 31, 2009, 2010 and 2011, respectively. The total fair value of options vested for the years ended December 31, 2009, 2010 and 2011 was $7.2 million, $5.9 million and $12.5 million, respectively.

The Company recognized stock-based compensation during the year ended December 31, 2009, 2010 and 2011 of $7.7 million, $6.9 million and $15.3 million, respectively, of which $0.5 million, $0.3 million and $0.9 million was capitalized to assets under construction for the year ended December 31, 2009, December 31, 2010 and December 31, 2011, respectively.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2010	2011
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	56.6 – 59.0%	55.6 – 56.7%	49.3 – 51.1%
Risk-free interest rate	1.8 – 2.4%	1.2 – 2.3%	0.9 –1.9%
Expected life of options (years)	5.0	5.0	5.0

Expected volatility is based on a weighted average of a variety of comparable companies within our industry and our own volatility covering a look back period of five years. The expected life and forfeiture rate 2.0% are based on the Company’s historical experience. The risk-free rate is based on the five-year Treasury note rate.

The total pre-tax intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the year ended December 31, 2009, 2010 and 2011 was $4.1 million, $7.6 million and $0.5 million, respectively.

As of December 31, 2010 and 2011 there was a total of $12.8 million and $13.2 million, respectively, of unrecognized expense remaining to be recognized over a weighted average period of 2.8 and 2.2 years, respectively.

On November 3, 2008, the Company granted a total of 30,000 shares of restricted stock under the 2007 Plan to executives as part of the Long Term Incentive Plan (LTIP) with a fair value of $22.10 per share. All units granted vest one-third each year beginning on March 31, 2009. Upon vesting units are converted into shares of common stock. As of December 31, 2010 and December 31, 2011, 20,000 and 30,000, respectively units had vested.

During 2010 and 2011, the Company awarded 47,711 and 226,312 shares, respectively, of restricted stock to certain employees, which will vest over four years and 24,069 and 24,538 unrestricted shares, respectively, to independent members of our board of directors pursuant to applicable compensation plans which vest immediately on the date of grant. During the fourth quarter of 2010, the Company awarded 164,243 shares of restricted stock to certain executives which will vest over two years. A summary of restricted stock activity for the years ended December 31, 2009, 2010 and 2011 is shown below:

Restricted Stock Awards	No. of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	30,000	$22.10
Granted	—	—
Forfeited	—	—
Vested	10,000	—

Non-vested at December 31, 2009	20,000	$22.10
Granted	236,023	30.53
Forfeited	4,094	—
Vested	34,069	26.90

Non-vested at December 31, 2010	217,860	$30.45
Granted	250,850	25.48
Forfeited	2,531	31.54
Vested	94,402	28.61

Non-vested at December 31, 2011	371,777	$27.55

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

As of December 31, 2010 and 2011, there was $5.9 million and $6.3 million, respectively, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 and 2.7 years, respectively.

NOTE 11.	Earnings Per Share

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

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Years Ended December 31,
	2009	2010 Revised	2011
	(In millions, except per share data)
Earnings (loss) per share:
Net income (loss)	$47.4	$2.5	$(28.1)

Basic weighted average number of common shares outstanding	44.2	45.7	45.9
Assuming exercise of stock options and restricted shares	0.7	0.4	—

Diluted weighted average number of common shares outstanding	44.9	46.1	45.9

Earnings (loss) per share:
Basic	$1.07	$0.05	$(0.61)

Diluted	$1.06	$0.05	$(0.61)

The number of options and nonvested restricted stock awards that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive were 2.3 million, 0.1 million and 3.9 million for the years ended December 31, 2009, 2010 and 2011, respectively.

NOTE 12.	Income Taxes

Accounting for income taxes requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The benefit (provisions) for income taxes reflected in the statements of operations for the years ended December 31, 2009, 2010 and 2011 consisted of:

	2009	2010 Revised	2011
	(In millions)
Current:
Federal	$2.7	$(0.1)	$—
State	(0.1)	—	1.2
Foreign	—	(0.9)	(1.8)

Total current	2.6	(1.0)	(0.6)

Deferred:
Federal	(31.4)	(2.8)	18.3
State	(2.2)	(0.5)	0.2
Foreign	—	—	—

Total deferred	(33.6)	(3.3)	18.5

Income tax (expense) benefit	$(31.0)	$(4.3)	$17.9

The Company’s deferred tax assets and liabilities consisted of the following as of December 31:

	2010 Revised	2011
	(In millions)
Deferred tax assets:
Current
Other	$0.7	$1.6
Compensation accrual	1.2	5.1
Net operating loss carryforwards	60.8	58.4

Total current deferred tax asset	62.7	65.1

Long-term deferred tax assets (liabilities), net
Net operating loss carryforwards	38.6	39.2
Research and development tax credits	9.0	11.2
Deferred revenue	74.4	79.9
Other assets	4.1	7.5
Fixed assets	(201.7)	(197.4)

Total long-term deferred tax (liabilities), net	(75.6)	(59.6)

Net deferred tax (liability) asset	$(12.9)	$5.5

At December 31, 2011, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $264.5 million and $245.9 million, respectively. Included in this NOL, is approximately $6.4 million attributable to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. In addition, the Company has research and development tax credits of approximately $11.2 million, which may be available to offset future federal income tax liabilities. If unused, the Federal carryforwards and credits will begin to expire during the years 2019 to 2031. If unused, the state carryforwards and credits will begin to expire during the years 2019 to 2031. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized if certain changes in the Company’s ownership occur. Included in the Company’s federal net operating loss carryforward is $16.4 million that is subject to a $2.0 million annual IRC 382 limitation, which is expected to be fully utilized in future periods.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The benefit (expense) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

	2009	2010 Revised	2011
	(In millions)
Federal income tax (expense) benefit	$(27.4)	$(2.4)	$16.1
Non-deductible stock-based compensation	(0.9)	(0.7)	(1.4)
State income tax expense, net of federal impact	(2.4)	(0.3)	1.4
Stock-based compensation shortfalls	—	(0.5)	(0.2)
Research and Experimentation Tax Credit	—	—	2.2
Other	(0.3)	(0.4)	(0.2)

Income tax (expense) benefit	$(31.0)	$(4.3)	$17.9

The tax years 1996 through 2011 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2011. The Company does not anticipate a material change to the amount of uncertain tax positions within the next 12 months. If any of the uncertain tax positions were recognized it would affect the effective tax rate.

A reconciliation of the Company’s uncertain tax positions is as follows:

	2009	2010	2011
	(In millions)
Balance as of January 1	$4.5	$4.5	$4.5
Current year addition	—	—	0.9

Balance as of December 31	$4.5	$4.5	$5.4

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

NOTE 13.	Benefit Plan

In October 1995, we adopted a 401(k) Savings and Retirement Plan (the 401(k) Plan), a tax-qualified plan covering substantially all of the Company’s employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401(k) plan. The 401(k) Plan provides that we may contribute matching contributions to the 401(k) Plan at the discretion of the Company’s management as approved by the board of directors. We recorded approximately $1.5 million, $1.6 million and $2.0 million of matching contribution expense for the years December 31, 2009, 2010 and 2011, respectively.

NOTE 14.	Related Party Transactions

Prior to the Company’s IPO in May 2009, the Company had several related party relationships with vendors and customers due to their ownership of the Company’s stock. As a result of the IPO, the Company re-evaluated its related party relationships and concluded that Morgan Stanley and Beach Point Capital Management L.P. continued to be related parties and Ball Corporation, Hitachi Ltd./Hitachi Software Engineering Co., Ltd., ITT

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Industries, Inc./Eastman Kodak, MacDonald Dettwiler and Associates and Telespazio S.p.A./Eurimage S.p.A. were no longer related parties as they sold their shares. As of the second quarter of 2010, Beach Point Capital Management L.P. had sold a majority of its shares and therefore was no longer considered a related party. Historical information pertaining to related parties will be disclosed only if balances and activity for these entities are included in the relevant financial statements presented.

Morgan Stanley/Morgan Stanley & Co. Incorporated

As discussed in Note 13, on October 12, 2011, we entered into a new senior secured credit facility and completed the tender offer and consent solicitation regarding our senior secured notes pursuant to which we repurchased all of our previously outstanding senior secured notes. Morgan Stanley Senior Funding, Inc. served as a joint lead arranger and joint bookrunner for the new credit facility and Morgan Stanley served as a dealer manager in connection with the tender offer. As a result of these transactions, Morgan Stanley and its affiliates received compensation in the amount of $3.9 million.

On September 21, 2010, the Company consummated a secondary offering of 6.9 million shares of common stock, on behalf of selling shareholders, at $30.25 per share. Morgan Stanley served as a joint book-runner, and was a seller of the majority of the shares included in the offering, and received compensation in the amount of $5.7 million.

At December 31, 2010 and 2011, Morgan Stanley and its affiliates held 7.5 million shares, or 16.1% and 16.1%, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, five of our current board of directors were originally Morgan Stanley’s designees. The Directors who were Morgan Stanley designees are Mr. Zervigon, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus. Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus are independent directors, as defined under the applicable rules of the New York Stock Exchange. As a result of the reduction in Morgan Stanley’s ownership percentage subsequent to the sale of shares in the September 2010 secondary offering, Morgan Stanley currently has the right to propose three directors for nomination to the Board of Directors, all of whom must be independent.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

NOTE 15.	Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 233,903 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded on the straight line basis over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $3.6 million and $2.4 million of net leasehold improvements at December 31, 2010 and 2011, respectively, which we are amortizing ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense net of sublease income approximated $2.8 million, $2.6 million and $2.3 million, for the year ended December 31, 2009, 2010 and 2011, respectively.

We enter into agreements in the ordinary course of business with resellers and others. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

Future minimum lease payments under all non-cancelable operating leases (net of aggregate future minimum non-cancelable sublease rentals) as of December 31, 2011 are summarized below:

	Operating Leases	Other Commitments
2012	$3.6	$153.9
2013	3.3	194.3
2014	2.6	11.4
2015	1.6	14.9
2016	0.1	16.2
2017 and thereafter	2.8	16.2

Subtotal	$14.0	$406.9

Sublease rentals	(0.5)	—

Total	$13.5	$406.9

In addition to operating lease commitments, other contractual commitments related to the manufacture and delivery of key components for the Company’s EnhancedView program are included in the table above.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

NOTE 16.	Quarterly Results from Operations (unaudited)

The following table relates to our results of operations for each quarter of the years ended December 31, 2010 and 2011. The selected quarterly financial information for each of the quarters in the year ended December 31, 2010 and for the first three quarters in the year ended December 31, 2011 have been revised to correct the errors described in Note 3, Revision of Previously Issued Financial Statements to the consolidated financial statements in this Annual Report on Form 10-K.

	2010
	For the Quarters Ended
	March 31		June 30		September 30		December 31
	As Previously Reported	Revised	As Previously Reported	Revised	As Previously Reported	Revised	As Previously Reported	Revised
	(In millions, except per share amounts)
Revenue	$77.1	$77.3	$81.0	$80.9	$80.5	$80.6	$83.6	$83.7

Cost of revenue, excluding deprecation and amortization	10.1	10.3	10.1	10.4	11.0	11.9	10.5	11.6
Selling, general and administrative	24.8	24.8	28.2	28.0	28.2	28.2	31.3	31.2
Depreciation and amortization	29.1	29.2	31.0	31.1	29.2	29.1	29.6	29.5

Income from operations	13.1	13.0	11.7	11.4	12.1	11.4	12.2	11.4
Interest income (expense), net	(9.9)	(10.0)	(10.7)	(10.7)	(10.0)	(10.5)	(9.0)	(9.2)

Income before income taxes	3.2	3.0	1.0	0.7	2.1	0.9	3.2	2.2
Income tax benefit (expense)	(1.7)	(1.6)	(0.5)	(0.4)	(1.3)	(0.8)	(1.9)	(1.5)

Net income (loss)	$1.5	$1.5	$0.5	$0.3	$0.8	$0.1	$1.3	$0.6

Earnings (loss) per share — basic	$0.03	$0.03	$0.01	$0.01	$0.02	$0.00	$0.03	$0.01

Earnings (loss) per share — diluted	$0.03	$0.03	$0.01	$0.01	$0.02	$0.00	$0.03	$0.01

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

	2011
	For the Quarters Ended
	March 31		June 30		September 30		December 31(1)
	As Previously Reported	Revised	As Previously Reported	Revised	As Previously Reported	Revised
	(In millions, except per share amounts)
Revenue	$77.1	$77.4	$81.7	$82.5	$81.3	$81.9	$97.7

Cost of revenue, excluding depreciation and amortization	11.8	13.1	14.4	15.4	17.6	18.5	17.9
Selling, general and administrative	30.1	30.2	33.7	34.2	30.7	30.8	35.0
Depreciation and amortization	29.2	29.2	29.2	29.2	29.1	29.1	29.6

Income from operations	6.0	4.9	4.4	3.7	3.9	3.5	15.2
Interest income (expense), net	(7.7)	(7.9)	(5.5)	(5.7)	(4.6)	(4.1)	(4.0)

Income before income taxes	(1.6)	(2.8)	(1.1)	(2.0)	(0.7)	(0.6)	(40.6)
Income tax benefit (expense)	0.9	1.5	0.7	1.1	1.8	1.7	13.6

Net income (loss)	$(0.7)	$(1.3)	$(0.4)	$(0.9)	$1.1	$1.1	(27.0)

Earnings (loss) per share — basic	$(0.02)	$(0.03)	$(0.01)	$(0.02)	$0.02	$0.02	$(0.58)

Earnings (loss) per share — diluted	$(0.02)	$(0.03)	$(0.01)	$(0.02)	$0.02	$0.02	$(0.58)

All revenue revisions for each period presented apply specifically to the Company’s Direct Access business. Total Direct Access revenue as revised for each period presented during 2010 was $5.2 million; $9.5 million; $10.6 million; and $9.4 million for the first quarter; second quarter; third quarter and fourth quarter, respectively. Total Direct Access revenue as revised for each period presented during 2011 was $9.8 million; $13.5 million; and $12.1 million for the first quarter, second quarter and third quarter, respectively.

(1)	During the fourth quarter ended December 31, 2011 the Company recorded a loss on extinguishment of debt of $51.8 million pretax.

NOTE 17.	Valuation and Qualifying Accounts

The following table shows the roll-forward for our allowance for doubtful accounts.

	Balance at Beginning of Period	Additions (Reductions) Charged to Operations	Write-offs and Adjustments	Balance at End of Period
	(In millions)
Allowance for doubtful accounts
Year Ended:
December 31, 2011	1.0	4.7	(2.1)	3.6
December 31, 2010	1.2	—	(0.2)	1.0
December 31, 2009	0.9	1.0	(0.7)	1.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of these material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures including but not limited to, a detailed review of balance sheet accounts as of and for the year-ended December 31, 2011, a review of the Company’s compliance with its critical accounting policies and discussions with independent technical advisors of certain of our complex accounting transactions to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Accordingly, management concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, management identified the following material weaknesses as of December 31, 2011 in the Company’s internal control over financial reporting.

Accounting for Direct Access Program (“DAP”).    Management did not maintain effective controls over the accuracy, completeness and presentation of the accounting for DAP contracts in accordance with U.S. GAAP. Specifically, effective controls were not designed to provide reasonable assurance that the identification and application of the accounting principles was appropriate related to the amortization of deferred contract costs, the proper recognition of revenue for DAP customers, the determination of the principal in the arrangements for gross versus net revenue presentation, and the capitalization of interest related to each DAP contract.

Insufficient Complement of Personnel with Appropriate Accounting Knowledge and Training.    Management did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, which resulted in audit adjustments related to the DAP (as discussed above), stock-based compensation, and certain accrued liability accounts.

These material weaknesses resulted in the revision of the Company’s previously reported results for the year ended December 31, 2010 and our unaudited quarterly financial information for the first three quarters of 2011 and all the quarters in 2010. Additionally, these material weaknesses could result in misstatements to the Company’s accounts and disclosures that would result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

Management is actively engaged in the planning for and implementation of remediation efforts to address the material weaknesses. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management believes that these material weaknesses arose due to the Company’s rapid growth and the challenges of being a publicly held company, including increased SEC reporting requirements, which have outpaced the development of the Company’s accounting infrastructure and processes.

During 2011 the Company increased its accounting staff, including key technical accounting positions, to enhance the overall financial control environment. Specifically, during the fourth quarter of 2011, the Company added five resources to the accounting and finance staff, including two certified public accountants, to strengthen the Company’s accounting processes.

Management’s planned actions to further address these issues in 2012 include:

•	the addition of more experienced accounting staff with appropriate expertise to address technical accounting issues;

•

an evaluation of the company’s critical accounting policies to ensure they are documented, reviewed, and circulated to appropriate company personnel, as well as reviewed and updated on a periodic basis;

•	a formal training program for all technical accounting personnel to enable them to remain current with accounting rules, regulations and trends;

•	development of a process for the identification, documentation, review and approval of all complex technical contracts and issues; and

•	enhancement of the monthly process to review balance sheet fluctuations to identify, new and/or unusual transactions.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and other procedures that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011 the Company added five resources to the accounting and finance staff, including two certified public accountants, to strengthen the Company’s accounting processes. These changes are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders (the Proxy Statement) and is incorporated herein by reference.

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

None required

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

DigitalGlobe, Inc.

February 29, 2012	By:	/s/ Yancey L. Spruill
Name: Yancey L. Spruill Title: Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Tarr Jeffrey R. Tarr	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Yancey L. Spruill Yancey L. Spruill	Executive Vice President, Chief Financial Officer and Treasurer	February 29, 2012

/s/ Carl Long Carl Long	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ Paul M. Albert, Jr. Paul M. Albert, Jr.	Director	February 29, 2012

/s/ Nick S. Cyprus Nick S. Cyprus	Director	February 29, 2012

/s/ General Howell M. Estes III General Howell M. Estes III	Director	February 29, 2012

/s/ Warren C. Jenson Warren C. Jenson	Director	February 29, 2012

/s/ Alden Munson Jr. Alden Munson Jr.	Director	February 29, 2012

/s/ James M. Whitehurst James M. Whitehurst	Director	February 29, 2012

/s/ Kimberly Till Kimberly Till	Director	February 29, 2012

/s/ Eddy Zervigon Eddy Zervigon	Director	February 29, 2012

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010).

3.2

Amended and Restated By-laws of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 12, 2009).

4.1

Specimen Common Stock Certificate of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 filed on May 13, 2009 (File No. 333-150235)).

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

10.1

Credit and Guaranty Agreement, dated October 12, 2011, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011).

10.2#

EnhancedView Imagery Acquisition Contract #HM0210-10-C-0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011).

10.3#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 filed on February 24, 2012).

10.4†#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011.
10.5#

WorldView-3 Satellite Purchase Agreement #60150, dated September 1, 2010, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011).

10.5.1†#	Amendment No. 1 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.
10.5.2†#	Amendment No. 3 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.
10.5.3†#	Amendment No. 4 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.
10.5.4†#	Amendment No. 5 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.
10.6#

WorldView-3 Instrument Purchase Agreement #60151, dated September 1, 2010, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011).

Exhibit Number	Description
10.6.1†#	Modifications #1-5 and 7-12 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.
10.7

Office Lease, dated March 19, 2004, by and between DigitalGlobe, Inc. and K/B Fund IV (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 14, 2008 (File No. 333-150235)).

10.8

First Amendment to Office Lease, dated September 10, 2004, by and between K/B Fund IV and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.9

First Amendment to Lease, dated April 18, 2005, by and between Hub Properties Trust and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011).

10.10†	First Amendment to Lease dated October 14, 2011, by and between Hub Properties Trust and DigitalGlobe, Inc.
10.11

Stockholders’ Agreement, dated as of July 9, 2003, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 6, 2008 (File No. 333-150235)).

10.12

Amendment to the Stockholders’ Agreement, dated as of March 24, 2008, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on April 29, 2009 (File No. 333-150235)).

10.13

Investor Agreement by and between DigitalGlobe, Inc. and Morgan Stanley & Co. Incorporated, dated as of April 28, 2009 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011).

10.14*

Employment Agreement by and between DigitalGlobe, Inc. and Yancey L. Spruill, dated as of June 1, 2008 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009 (File No. 333-150235).

10.15*

Offer Letter to J. Alison Alfers, dated as of December 13, 2007 (incorporated herein by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009 (File No. 333-150235)).

10.16*

Severance Protection Agreement by and between DigitalGlobe, Inc. and J. Alison Alfers, dated as of June 1, 2008 (incorporated herein by reference to Exhibit 10.16 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009 (File No. 333-150235)).

10.17*

Offer Letter to A. Rafay Khan, dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010).

10.18*

Severance Protection Agreement by and between DigitalGlobe, Inc and A. Rafay Khan, dated as of January 16, 2009 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010).

10.19*

Offer Letter to John Oechsle, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.20*

Severance Protection Agreement by and between DigitalGlobe, Inc. and John Oechsle, dated as of April 15, 2010 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

Exhibit Number	Description
10.21*	Amended and Restated Employment Agreement by and between DigitalGlobe, Inc. and Jill Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.22*

Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, dated as of February 23, 2011 and effective as of April 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2011).

10.23*

Amended and Restated 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on April 14, 2008 (Registration No. 333-150235)).

10.26†*	2007 Employee Stock Option Plan, as amended.
10.27*

2011 Executive Success Sharing Plan (Executive and Director Bonus Plan incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.28*

Form of Restricted Stock Award Agreement, 30% vest on August 31, 2011 and 70% vest on August 31, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010).

10.29*	Form of Amendment to Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.30*	Form of Amendment to Severance Protection Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2010).
10.31*

Form of Incentive Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.32*

Form of Incentive Stock Option Award Agreement, 25% vest annually (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.33*

Form of Non-Qualified Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.34*

Form of Non-Qualified Stock Option Award Agreement, 25% vest annually (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

10.35*

Form of Restricted Stock Award Agreement, 25% vest annually (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011).

21.1†	Subsidiaries of Registrant.
23.1†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101†/+

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 formatted in eXtensible Business Reporting Language (XBRL):

(i.)    Audited Consolidated Statements of Operations

(ii.)  Audited Consolidated Balance Sheets

(iii.) Audited Consolidated Statements of Cash Flows

(iv.) Audited Consolidated Statements of Stockholders’ Equity and Statement of Comprehensive Income (Loss)

(v.)   Related notes, tagged or blocks of text

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