Form 10-Q
period 2012-03-31
DIGITALGLOBE INC
filed 2012-05-01
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of April 27, 2012, there were 46,606,812 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income

	For the three months ended March 31,
(in millions, except share and per share data)	2012	2011 Revised
Revenue	$87.0	$77.4
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	18.0	13.1
Selling, general and administrative	29.8	30.2
Depreciation and amortization	29.1	29.2

Income from operations	10.1	4.9
Other income (expense), net	—	0.2
Interest income (expense), net	(3.2)	(7.9)

Income (loss) before income taxes	6.9	(2.8)
Income tax (expense) benefit	(3.1)	1.5

Net income (loss)	$3.8	$(1.3)

Comprehensive Income:
Net income (loss)	$3.8	$(1.3)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.08	$(0.03)

Diluted earnings (loss) per share	$0.08	$(0.03)

Weighted average common shares outstanding:
Basic	46.0	46.1

Diluted	46.7	46.1

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209.8	$198.5
Restricted cash	7.7	7.7
Accounts receivable, net of allowance for doubtful accounts of $2.5 and $3.6, respectively	40.6	50.7
Prepaid and current assets	20.0	19.6
Deferred taxes	64.2	65.1

Total current assets	342.3	341.6
Property and equipment, net of accumulated depreciation of $592.9 and $563.9, respectively	1,035.4	1,019.8
Goodwill	8.7	8.7
Aerial image library, net of accumulated amortization of $27.1 and $25.1, respectively	17.7	13.0
Long-term restricted cash	8.8	9.8
Long-term deferred contract costs	44.3	44.7
Other assets	13.3	14.0

Total assets	$1,470.5	$1,451.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7.4	$19.7
Accrued interest	0.2	0.2
Current note payable	5.0	5.0
Other accrued liabilities	30.1	37.5
Current portion of deferred revenue	43.3	36.6

Total current liabilities	86.0	99.0
Long-term accrued liability	1.4	1.4
Deferred revenue	344.1	319.3
Deferred lease incentive	3.0	3.3
Long-term debt, net of discount	480.9	481.6
Long-term deferred tax liability, net	61.5	59.6

Total liabilities	$976.9	$964.2

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 46,608,702 shares issued and outstanding at March 31, 2012 and 46,320,471 shares issued and outstanding at December 31, 2011	0.2	0.2
Treasury stock, at cost; 79,066 shares at March 31, 2012 and 66,175 shares at December 31, 2011	(1.4)	(1.2)
Additional paid-in capital	532.6	530.0
Accumulated deficit	(37.8)	(41.6)

Total stockholders’ equity	493.6	487.4

Total liabilities and stockholders’ equity	$1,470.5	$1,451.6

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
(in millions)	2012	2011 Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3.8	$(1.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	29.1	29.2
EnhancedView deferred revenue	20.1	24.8
Recognition of pre-FOC payments	(6.4)	(6.4)
Amortization of aerial image library, deferred contract costs and lease incentive	3.8	4.3
Non-cash stock compensation expense	2.5	2.1
Amortization of debt issuance costs and accretion debt discount	0.9	1.0
Deferred income taxes	2.8	(1.6)
Changes in working capital, net of investing activities:
Accounts receivable, net	10.1	8.5
Prepaids and other assets	(7.3)	2.2
Accounts payable	(1.1)	(0.8)
Accrued liabilities	(6.2)	1.1
Deferred contract costs	(1.3)	(2.3)
Deferred revenue	17.7	(0.7)

Net cash flows provided by operating activities	68.5	60.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(55.0)	(78.7)
Other property and equipment additions	(2.0)	(0.7)
Decrease in restricted cash	1.0	3.0

Net cash flows used in investing activities	(56.0)	(76.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.2)	—
Proceeds from exercise of stock options	—	0.6

Net cash flows (used in) provided by financing activities	(1.2)	0.6

Net increase (decrease) in cash and cash equivalents	11.3	(15.7)
Cash and cash equivalents, beginning of period	198.5	179.3

Cash and cash equivalents, end of period	$209.8	$163.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest capitalized	$5.2	$2.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	12.3	9.6

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions except for share and per share data, unless otherwise noted)

NOTE 1.	General Information

DigitalGlobe, Inc. (“DigitalGlobe,” the “Company” or “we”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. We own and operate three imagery satellites – QuickBird, WorldView-1 and WorldView-2 – which collect panchromatic (black and white) and color imagery using visible and near-infrared wavelengths. We also offer a range of on-line and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications.

NOTE 2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2012 and 2011, included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. All amounts included in the condensed consolidated financial statements for the three month periods ended March 31, 2012 and 2011, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by GAAP.

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

Included in the results of operations for the three months ended March 31, 2012 we have recorded out of period adjustments primarily to increase bad debt expense of $0.6 million ($0.4 million after tax) as we determined the effects to be immaterial to the current and prior periods.

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

Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image from our system. In some customer arrangements, we must satisfy certain acceptance provisions. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.

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

Subscriptions. We sell online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which customers pay for their subscription to one of our web-

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

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

The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate selling price (“BESP”) if neither VSOE nor TPE is available.

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

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract (“EnhancedView”) with National Geospatial-Intelligence Agency (“NGA”) and the Direct Access Program (“DAP”) make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” and none have been materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, our fifth DAP agreement was entered into in 2011. The accounting for this DAP agreement is consistent with previous DAP agreements. The following is a description of the accounting for these arrangements.

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

Direct Access Program. The direct access program generally includes construction of the direct access facility, an arrangement to allow the customer access to the satellite to task and download imagery, and other potential deliverables. In these arrangements the facility is generally delivered and accepted at the beginning of the contractual period of performance, and the access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period. Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Deferred Contract Costs

The Company defers certain direct costs incurred in the construction of direct access facilities built for DAP customers. The direct access facility will allow the Company’s DAP customers to communicate with the Company’s satellites. The deferred contract costs are recognized as expense over the same period that the related revenue is recognized, which is the estimated customer relationship period, except when deferred contract costs are in excess of related revenues, in which case the excess costs are recognized over the initial contract period. The customer relationship period is based on the estimated useful life of the satellite being used. If more than one satellite is being used the satellite with the longest life is used as the basis for the amortization. The Company has deferred contract costs in excess of related contract deferred revenue for some of its customers.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

The following new accounting pronouncements were adopted effective January 1, 2012:

•

Authoritative guidance which allows entities to use a qualitative approach to test goodwill for impairment, as well as a modification to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The implementation of this authoritative guidance did not have an impact on the Company’s financial position or results of operations.

•

Authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have opted for the single statement presentation for interim period condensed consolidated financial statements.

•

Authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. See Note 9 for the expanded disclosures.

NOTE 3.	Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011, errors were identified primarily relating to the year ended December 31, 2010 and the first three quarters of the year ended December 31, 2011. These errors were primarily related to the Company’s accounting for the DAP, as described below. The Company has assessed the impact of these errors on each period involved, in accordance with the SEC’s Staff Accounting Bulletin No. 99, “Materiality”, and has determined that the impact of the errors was not material, both individually and in the aggregate, to any previously issued financial statements. While the Company determined that the cumulative effect of correcting the errors in the fourth quarter of the year ended December 31, 2011 would not be material to the 2011 consolidated financial statements, the Company has elected to revise its previously issued financial statements to facilitate comparisons among periods. As part of its revision, the Company determined to reverse immaterial out-of-period adjustments that were previously recorded in the Company’s 2011 quarterly periods and to reflect those adjustments as corrections to the periods in which the errors originated.

The following is a description of the nature of the errors:

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

•

Certain costs for two DAP customers were previously netted against the related revenue. However, the Company concluded that this was an error as the Company acts as the principal in these arrangements. The cost and revenue should have been recorded on a gross basis.

•	The Company incorrectly capitalized interest related to the construction of its direct access facilities and other discrete projects.

•

The Company previously recognized maintenance revenue for one DAP customer over a one-year period. However, the Company concluded that this was an error and that the revenue should have been recognized over the customer relationship period.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following tables reflect the effect of correcting the errors on the Company’s consolidated financial statements as of and for the three months ended March 31, 2011.

Condensed Consolidated Statements of Operations

Revision

	For the three months ended March 31, 2011
(in millions, except per share data)	As previously reported	Adjustment	Revised
Revenue	$77.1	$0.3	$77.4
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	11.8	1.3	13.1
Selling, general and administrative	30.1	0.1	30.2
Depreciation and amortization	29.2	—	29.2

Income from operations	6.0	(1.1)	4.9
Other income (expense), net	0.1	0.1	0.2
Interest income (expense), net	(7.7)	(0.2)	(7.9)

Loss before income taxes	(1.6)	(1.2)	(2.8)
Income tax (expense), benefit	0.9	0.6	1.5

Net income (loss)	$(0.7)	$(0.6)	$(1.3)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.02)	$(0.1)	$(0.03)

Diluted earnings (loss) per share	$(0.02)	$(0.1)	$(0.03)

Condensed Consolidated Statement of Cash Flows

Revision

(in millions)	For the three months ended March 31, 2011
	As previously reported	Adjustment	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(0.7)	$(0.6)	$(1.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of aerial image library, deferred contract costs and lease incentive	1.7	2.6	4.3
Non-cash stock compensation expense	1.7	0.4	2.1
Deferred income taxes	(1.0)	(0.6)	(1.6)
Changes in working capital, net of investing activities:
Prepaids and other assets	1.9	0.3	2.2
Accrued liabilities	3.4	(2.3)	1.1
Deferred contract costs	(2.4)	0.1	(2.3)
Deferred revenue	(0.6)	(0.1)	(0.7)
Net cash flows provided by operating activities	60.5	(0.4)	60.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(78.3)	(0.4)	(78.7)
Net cash flows used in investing activities	(76.5)	0.1	(76.4)

NOTE 4.	NextView / EnhancedView Programs

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. During the first quarter of 2012, the Company and NGA agreed to a modification of the EnhancedView SLA that included increasing the amount of capacity made available to NGA. The modification did not result in a material change to the SLA accounting. We will continue to use the proportional performance method of revenue recognition. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. The increased capacity resulted in $2.1 million additional revenue recognized for the three months ended March 31, 2012. For the three months ended March 31, 2012, we recognized approximately $44.5 million of revenue and recorded $20.1 million

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of deferred revenue related to the EnhancedView SLA contract. For the three months ended March 31, 2011, we recognized approximately $37.6 million of revenue and we recorded $24.8 million of deferred revenue related to the EnhancedView SLA contract. Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that will be made available to NGA once WorldView-3 becomes operational, we anticipate a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”).

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10%, depending upon the Company’s performance against pre-defined criteria. If NGA certifies that we have performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, the Company retains the cash; however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause the Company to defer recognition of a corresponding revenue amount until such additional products or services have been provided. We had no holdback during the three months ended March 31, 2012. For the three months ended March 31, 2011, we had a holdback of $0.2 million, of which $0.1 million was utilized by NGA during each of the first and second quarters of 2011.

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

	Three months ended March 31,
(in millions)	2012	2011 Revised
Defense and Intelligence:
Revenue	$68.4	$62.1
Cost of revenue excluding depreciation and amortization	5.3	4.0
Selling, general and administrative	2.1	2.8

Segment results of operations	61.0	55.3

Commercial:
Revenue	18.6	15.3
Cost of revenue excluding depreciation and amortization	1.7	1.2
Selling, general and administrative	4.5	5.0

Segment results of operations	12.4	9.1

Unallocated Common Costs:
Cost of revenue excluding depreciation and amortization	11.0	7.9
Selling, general and administrative	23.2	22.4
Depreciation and amortization	29.1	29.2

Unallocated costs	63.3	59.5

Income from operations	10.1	4.9
Other income (expense), net	—	0.2
Interest income (expense), net	(3.2)	(7.9)

Income before income taxes	$6.9	$(2.8)

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6.	Property and Equipment

Property and equipment consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Construction in progress	$346.8	$305.9
Computer equipment and software	130.8	127.1
Machinery and equipment	24.5	24.5
Furniture and fixtures	15.1	15.1
Land and land improvements	0.3	0.3
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	1,628.3	1,583.7
Accumulated depreciation and amortization	(592.9)	(563.9)

Property and equipment, net	$1,035.4	$1,019.8

Construction in progress includes our WorldView-3 satellite, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $29.1 million and $29.2 million for the three months ended March 31, 2012 and 2011, respectively.

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

NOTE 7.	Other Accrued Liabilities and Other Long-Term Liabilities

(in millions)	March 31, 2012	December 31, 2011
Compensation and other employee benefits	$5.9	$10.3
Accrued taxes	0.5	0.8
Accrued expense	4.7	8.2
Construction in progress accruals	10.9	10.7
Other	8.1	7.5

Total other accrued liabilities	$30.1	$37.5

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

Long-term accrued liabilities consist of future payments related to the construction of a direct access facility.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8.	Debt

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

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,454.0 million as of March 31, 2012. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The Credit Agreement also requires the Company to comply with a maximum leverage ratio and minimum interest coverage ratio. As of March 31, 2012, the Company is in compliance with our debt covenants.

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

Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended March 31, 2012 were $7.3 million, $0.6 million and $0.4 million, respectively, of which $5.2 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended March 31, 2011 were $9.3 million, $0.6 million and $0.5 million, respectively, of which $2.9 million was capitalized to assets under construction.

Senior Secured Notes

We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which were recorded in deferred financing costs. As of March 31, 2011, the senior secured notes had a carrying value of $346.1 million. The senior secured notes were guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of certain of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites. On October 12, 2011 the Company entered into a new senior secured facility and paid the full obligation under the senior secured notes.

Letters of Credit

At March 31, 2012 and December 31, 2011, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At March 31, 2012 and December 31, 2011, we had $15.3 million and $16.3 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash. The letters of credit, and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

NOTE 9.	Fair Values of Financial Instruments

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at March 31, 2012	$155.1	$155.1	$—	$—
Cash equivalents at December 31, 2011	166.0	166.0	—	—

Our cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2011 and March 31, 2012, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments as of March 31, 2012 and December 31, 2011.

The fair value of the senior secured facility was based upon trading activity among lenders.

(in millions)	Total Carrying Value	Estimated Fair Value
Senior Secured Facility at March 31, 2012	485.9	465.2
Senior Secured Facility at December 31, 2011	486.6	490.0

NOTE 10.	Shareholders’ Equity

Treasury Stock

There were no open market repurchases of our common stock during the three months ended March 31, 2012 and 2011. During the first quarter of 2012 and 2011, certain participants elected to have the Company withhold 12,891 and 6,356, respectively, shares to pay for minimum taxes due, in accordance with the 2007 Employee Stock Option Plan, at the time their restricted stock vested. Such shares have been included in treasury shares.

Stock-Based Compensation Program

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option activity for the three months ended March 31, 2012 is presented below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2011	3,496,200	$23.49
Granted	998,318	11.83
Exercised	—	—
Forfeited/Expired	(49,877)	23.60

Outstanding – March 31, 2012	4,444,641	20.86

Exercisable – March 31, 2012	2,342,802	22.63

During the three months ended March 31, 2012 the Company awarded 271,616 shares of restricted stock to certain employees, which will vest over four years and 13,349 unrestricted shares to independent members of our board of directors pursuant to applicable compensation plans which vest immediately on the date of grant. A summary of restricted stock activity for the three months ended March 31, 2012 is shown below:

Restricted Stock Awards	No. of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	371,777	$27.55
Granted	284,965	11.80
Forfeited	(2,422)	26.32
Vested	(53,750)	24.17

Non-vested at March 31, 2012	600,570	20.50

NOTE 11.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended March 31,
(in millions, except per share data)	2012	2011 Revised
Earnings (loss) per share:
Net income (loss)	$3.8	$(1.3)

Basic weighted average number of common shares outstanding	46.0	46.1
Assuming exercise of stock options and restricted shares	0.7	—

Diluted weighted average number of common shares outstanding	46.7	46.1

Earnings (loss) per share:
Basic	$0.08	$(0.03)

Diluted	$0.08	$(0.03)

The number of options and non-vested restricted stock awards that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive were 4.2 million and 3.6 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 12.	Related Party Transactions

Morgan Stanley/Morgan Stanley & Co. Incorporated

At March 31, 2012 and December 31, 2011, Morgan Stanley and its affiliates held approximately 7.5 million shares, or 16.0% and 16.1%, respectively, of the Company’s common stock. Pursuant to the Investor Agreement between the Company and Morgan Stanley, four of our current board of directors, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus, are Morgan Stanley’s designees. Mr. Albert, Mr. Jenson, Mr. Whitehurst, Mr. Cyprus and Mr. Zervigon are independent directors, as defined under the applicable rules of the New York Stock Exchange. Morgan Stanley currently has the right to propose three directors for nomination to the Board of Directors, all of whom must be independent.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13.	Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 233,903 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded on the straight line basis over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $2.2 million and $2.4 million of net leasehold improvements at March 31, 2012 and December 31, 2011, respectively, which we are amortizing ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense net of sublease income, approximated $0.8 million and $0.6 million for each of the three months ended March 31, 2012 and 2011, respectively.

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

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers are governments, including U.S. and foreign defense and intelligence, and civil agencies and providers of location-based services (“LBS”). Additionally we serve a wide variety of companies in other vertical markets, such as energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imaging satellites and managed in our content archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 2.2 billion square kilometers of imagery, with new imagery added every day. As of March 31, 2012, our collection capacity was approximately 916 million square kilometers of imagery per year or roughly six times the earth’s land surface area and offers intraday revisit around the globe.

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011, errors were identified primarily relating to the year ended December 31, 2010 and the first three quarters of the year ended December 31, 2011. These errors were primarily related to the Company’s accounting for the Direct Access Program (“DAP”), as described below. The Company has assessed the impact of these errors on each period involved, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and has determined that the impact of the errors was not material, both individually and in the aggregate, to all previously issued financial statements. While the Company determined that the cumulative effect of correcting the errors in the fourth quarter of the year ended December 31, 2011 would not be material to the 2011 consolidated financial statements, the Company has elected to revise its previously issued financial statements to facilitate comparisons among periods. As part of its revision, the Company determined to reverse immaterial out-of-period adjustments that were previously recorded in the Company’s 2011 quarterly periods and to reflect those adjustments as corrections to the periods in which the errors originated.

DigitalGlobe, Inc.

The following is a description of the nature of the errors relating to the three months ended March 31, 2011 (see Note 3 of the Notes to the condensed consolidated financial statements for the impact on the 2011 quarterly financial information):

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

•

Certain costs for two DAP customers were previously netted against the related revenue. However, the Company concluded that this was an error as the Company acts as the principal in these arrangements. The cost and revenue should have been recorded on a gross basis.

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

Our ImageLibrary currently houses what we believe to be the most comprehensive, up-to-date, high-resolution archive of commercial earth imagery in the world. It is a collection of substantially all imagery acquired by our QuickBird, WorldView-1 and WorldView-2 satellites, whether tasked for a specific customer or collected on a speculative basis, as well as aerial imagery and other satellite imagery we have purchased to supplement our satellite imagery. We collect and store hundreds of thousands of high-resolution imagery scenes covering over 2.2 billion square kilometers in the ImageLibrary. For the first quarter of 2012, approximately 45% of our revenue, excluding the NGA SLA, is generated from purchases from our ImageLibrary.

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

We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (“3D”) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate and life like creation of 3D maps that can be used in flight simulations, environmental analysis and other consumer and products.

DigitalGlobe, Inc.

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications. Delivery options include desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (“FTP”), and physical media such as hard drives.

We offer an additional distribution option through our DAP that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date, we have signed five customer contracts for our DAP, four of whom have been operational since the second half of 2010. We began providing services to our fifth DAP Customers during the first quarter of 2012.

We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services. We generated 46.6% of our revenue through direct sales and 53.4% of our revenue from our reseller and partner network during the three months ended March 31, 2012.

Backlog

The following table represents our backlog as of March 31, 2012:

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
EnhancedView SLA	$216.0	$2,603.4
DAP	43.9	134.3
Amortization of pre-FOC payments related to NextView	25.5	156.3
Other(1)	52.3	133.7

Total Backlog	$337.7	$3,027.7

(1)

Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from U.S. and International defense and intelligence and commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten year term of the EnhancedView contract, amounts committed under DAP agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts on which we participate for products and services that we believe we are qualified to provide, which funding contains an inherent level of uncertainty in the current budget environment.

The EnhancedView contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining eight option years, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process.

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

Significant Customer

On August 6, 2010, we entered into the EnhancedView contract with the National Geospatial-Intelligence Agency (“NGA”). The service level agreement (“SLA”) portion of the EnhancedView contract, (“EnhancedView SLA”) has an effective date of September 1, 2010. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the federal budget process, and the right of NGA to terminate or suspend the contract at any time. The Company has been notified by NGA that its EnhancedView contract remains unchanged for government fiscal year 2012. Accordingly, the Company expects to receive $250.0 million in payments for contract year two under the EnhancedView SLA contract.

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

DigitalGlobe, Inc.

September 1, 2013. We will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3, as well as certain other infrastructure improvements.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires us to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. During the first quarter of 2012, the company and NGA agreed to a modification of the EnhancedView SLA that included increasing the amount of capacity made available to NGA. The modification did not result in a material change to the SLA accounting. We will continue to use the proportional performance method of revenue recognition. Our WorldView-3 satellite is currently expected to be ready for launch in mid-2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. As of September 1, 2011, we increased the capacity of the constellation made available to NGA and are now recognizing approximately $14.1 million per month under the EnhancedView SLA. For the three months ended March 31, 2012, we recognized approximately $44.5 million of revenue, including $2.1 million related to the first quarter of 2012 modification to the agreement, and recorded $20.1 million of deferred revenue related to the EnhancedView SLA contract. As of March 31, 2012, there was $139.4 million in total deferred revenue from the inception of the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by WorldView-3 satellite and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 satellite becomes operational, we anticipate a material increase in revenue once WorldView-3 satellite reaches FOC.

Under the EnhancedView SLA, and assuming all option years under the agreement are exercised and funded, we will receive a consistent, monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, with an increase to $25.0 million per month in years five through ten. Each month is subject to a holdback, up to 10% of the monthly payment scheduled, depending upon our performance against pre-defined criteria. If we have been certified as having performed all requirements in the agreement each month, no holdback will be applied to that month. If funds are held back, we retain the cash, however, those funds can be applied to future products and services or will fund a pro-rated extension beyond the current contract period. Accordingly, all amounts held back will cause us to defer recognition of a corresponding revenue amount until such additional products or services have been provided. We had no holdback during the three months ended March 31, 2012. For the three months ended March 31, 2011, we had a holdback of $0.2 million, of which $0.1 million was utilized by NGA during each of the first and second quarters of 2011.

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

(in millions)	Three months ended March 31,
	2012	2011 Revised
Revenue:
Defense and intelligence	$68.4	$62.1
Commercial	18.6	15.3

Total Revenue	$87.0	$77.4

Revenue as a Percent of Total:
Defense and intelligence	78.6%	80.2%
Commercial	21.4	19.8

Total Revenue	100.0%	100.0%

DigitalGlobe, Inc.

Total U.S. and foreign sales were as follows:

	Three months ended March 31,
(in millions)	2012	2011 Revised
Revenue
U.S.	$61.4	$54.3
Foreign	25.6	23.1

Total Revenue	$87.0	$77.4

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

Only one DAP customer had been commissioned in 2009. By the second half of 2010, we had commissioned four of our current DAP customers’ ground terminals and began generating revenue from providing satellite access time to these customers. These four DAP customers generated revenue for the entire year of 2011. The contract with the fifth customer became effective in the first quarter of 2012.

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenues to access our satellite constellation are recognized over time based on minutes of actual usage. The revenues and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenues and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenues, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue.

(in millions)	Three months ended March 31,
	2012	2011 Revised
Defense and Intelligence Revenue:
U.S. and Canada revenue:
NGA SLA	$44.5	$37.6
Other revenue and value added services	2.8	6.2
Amortization of pre-FOC payments related to NextView	6.4	6.4

Total U.S. and Canada revenue	53.7	50.2

International revenue, excluding Canada	1.9	2.1
DAP revenue	12.8	9.8

Total international revenue, excluding Canada	14.7	11.9

Total defense and intelligence revenue	$68.4	$62.1

Revenue as a Percent of Total:
U.S. and Canada	78.5%	80.8%
International, excluding Canada	21.5	19.2

	100.0%	100.0%

Reseller and Direct Sales:
Direct Sales	98.0%	98.3%
Resellers	2.0	1.7

	100.0%	100.0%

DigitalGlobe, Inc.

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

For the three months ended March 31, 2012 and 2011, we generated approximately 24.8% and 17.5% of our commercial revenue from paid tasking and 75.2% and 82.5% from our ImageLibrary, respectively.

For the three months ended March 31, 2012 and 2011, our top five commercial customers accounted for 50.1% and 46.0% of our commercial revenue. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

(in millions)	Three months ended March 31,
	2012	2011 Revised
Commercial Revenue:
Americas	$10.6	$5.7
International	8.0	9.6

Total commercial revenue	$18.6	$15.3

Revenue as a Percent of Total:
Americas revenue	57.0%	37.3%
International revenue	43.0	62.7

	100.0%	100.0%

Reseller and Direct Sales:
Direct sales	46.6%	39.0%
Resellers	53.4	61.0

	100.0%	100.0%

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

DigitalGlobe, Inc.

Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets.

Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2012, with the expected increase in accumulated costs related to capital projects, including WorldView-3, we expect our capitalized interest expense will increased, decreasing our interest expense.

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

Results of Operations

For the Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following tables summarize our historical results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, and our expenses as a percentage of revenue for the periods indicated:

	Three months ended March 31,		Change
(in millions)	2012	2011 Revised(1)	$	Percent
Historical results of operations:
Defense and intelligence revenue	$68.4	$62.1	$6.3	10.1%
Commercial revenue	18.6	15.3	3.3	21.6

Total revenue	87.0	77.4	9.6	12.4
Cost of revenue excluding depreciation and amortization	18.0	13.1	4.9	37.4
Selling, general and administrative	29.8	30.2	(0.4)	(1.3)
Depreciation and amortization	29.1	29.2	(0.1)	(0.3)

Income from operations	10.1	4.9	5.2	106.1
Other income, net	—	0.2	(0.2)	(100.0)
Interest income (expense), net	(3.2)	(7.9)	4.7	(59.5)

Income (loss) before income taxes	6.9	(2.8)	9.7	(346.4)
Income tax (expense) benefit	(3.1)	1.5	(4.6)	(306.7)

Net income (loss)	$3.8	$(1.3)	$5.1	(392.3)

(in millions)	Three months ended March 31,
	2012	2011 Revised(1)
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	20.7	16.9
Selling, general and administrative	34.3	39.0
Depreciation and amortization	33.4	37.8

Income from operations	11.6	6.3
Other income, net	—	0.3
Interest income (expense), net	(3.7)	(10.2)

Income (loss) before income taxes	7.9	(3.6)
Income tax (expense) benefit	(3.5)	1.9

Net income (loss)	4.4%	(1.7)%

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Consolidated Financial Statements for more detail.

Revenue increased $9.6 million or 12.4% to $87.0 million for the three months ended March 31, 2012 from $77.4 million for the three months ended March 31, 2011.

There was an increase of $6.3 million or 10.1%, in defense and intelligence revenue during the three months ended March 31, 2012, to $68.4 million from $62.1 million for the three months ended March 31, 2011. This increase was the result of $6.9 million of additional revenue recognized under the NGA SLA due to increased capacity made available to NGA per the EnhancedView contract, including $2.1 million related to the modification of the EnhancedView contract executed during the quarter ended March 31, 2012 and a $3.0 million increase in direct access program revenue, offset by a $3.4 million decrease in U.S. Government value added services.

DigitalGlobe, Inc.

due to a decrease in funding available for such services. The increase of $3.3 million, or 21.6%, in commercial revenue to $18.6 million for the three months ended March 31, 2012 from $15.3 million for the three months ended March 31, 2011, was due to a $2.2 million increase in revenue from location-based services customers and $1.3 million among customers in other verticals, offset by a $0.2 million decrease internationally among civil government customers.

Cost of revenue increased $4.9 million or 37.4%, during the three months ended March 31, 2012 to $18.0 million from $13.1 million for the three months ended March 31, 2011. This increase is attributed to (i) a $2.6 million increase in costs related to the addition of four remote ground terminals brought into service during the second half of 2011 to satisfy obligations under the EnhancedView contract to make more imagery capacity available to NGA, (ii) a $1.0 million increase in labor related costs due to headcount growth and (iii) a $1.3 million increase in aerial imagery cost amortization.

Selling, general and administrative costs decreased $0.4 million or 1.3%, for the three months ended March 31, 2012, to $29.8 million from $30.2 million for the three months ended March 31, 2011. This decrease was primarily due to a $0.6 million decrease in bad debt expense. In the prior year, the Company reserved for two delinquent customer accounts and has subsequently written those accounts off.

Depreciation and amortization decreased by $0.1 million or 0.3% for the three months ended March 31, 2012, to $29.1 million from $29.2 million for the three months ended March 31, 2011. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite, or introduction of significant new capital assets.

Interest expense, net of capitalized interest, decreased by $4.7 million or 59.5% for the three months ended March 31, 2012 to $3.2 million from $7.9 million during the three months ended March 31, 2011. This decrease is attributed to approximately 61.2% of our interest being capitalized to capital projects during the three months ended March 31, 2012 as compared to 26.9% during the three months ended March 31, 2011, as well as lower interest costs as a result of refinancing our debt in October 2011. The increased amount in capitalized interest expense is due to the construction in progress of our WorldView-3 satellite, which is currently expected to continue until anticipated launch and commissioning in 2014. We anticipate that an increasing percentage of our interest will be capitalized until the WorldView-3 satellite is launched, and that we will capitalize substantially all of our interest by the first quarter of 2013.

Income tax expense increased by $4.6 million for the three months ended March 31, 2012, to $3.1 million from a tax benefit of $1.5 million during the three months ended March 31, 2011. The increase in tax expense is due to the Company having taxable income in the current year. For the first quarter ended March 31, 2012, we had an effective overall tax rate of 44.9%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation.

Balance Sheet Measures

Total assets increased $18.9 million, or 1.3%, to $1,470.5 million at March 31, 2012 from $1,451.6 million at December 31, 2011. Total assets increased primarily as a result of an increase in property and equipment of $15.6 million at March 31, 2012 from $1,019.8 million at December 31, 2011 to $1,035.4 million at March 31, 2012. The increase in property and equipment results from an increase in WorldView-3 satellite construction and other infrastructure projects, offset by depreciation. The increase of $4.7 million in aerial image library costs to $17.7 million at March 31, 2012 from $13.0 million at December 31, 2011, is due to receipt of imagery acquired from a third party provider. Cash and cash equivalents increased $11.3 million primarily due to the decrease in the accounts receivable balance of $11.2 million related to collections from customers during the quarter.

Total liabilities increased $12.7 million, to $976.9 million at March 31, 2012 from $964.2 million at December 31, 2011. This increase was due to a net $24.8 million increase in long-term deferred revenue to $344.1 million at March 31, 2012 from $319.3 at December 31, 2011 primarily due to payments received from NGA under the EnhancedView SLA, offset by the recognition of the pre-FOC payments received under the NextView agreement. Total accounts payable, other accrued liabilities and long-term accrued liabilities decreased by $19.7 million to $38.9 million at March 31, 2012 from $58.6 million at December 31, 2011. The decrease is primarily related to the timing of accruals and milestone payments on capital projects.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms. The Company has been notified by NGA that its EnhancedView contract remains unchanged for government fiscal year 2012. Accordingly, the Company expects to receive $250.0 million in payments for contract year two under the EnhancedView SLA contract. All of our contracts with the U.S.

DigitalGlobe, Inc.

government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 61.0% of our consolidated revenue for the three months ended March 31, 2012. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for the next twelve months.

In summary, our cash flows were:

	Three months ended March 31,
(in millions)	2012	2011 Revised
Net cash provided by operating activities	$68.5	$60.1
Net cash used in investing activities	(56.0)	(76.4)
Net cash (used in) provided by financing activities	(1.2)	0.6

Cash provided by operating activities increased to $68.5 million in the three months ended March 31, 2012 from $60.1 million in the three months ended March 31, 2011. The $8.4 million increase in operating activities is primarily due to an increase in net income and an increase in deferred revenue related to the EnhancedView contract and our fifth DAP customer, offset by a decrease in cash flows from prepaids related to third party purchases of aerial imagery as well as decreases in cash flows from accounts payable and accrued liabilities due to timing of capital expenditure payments.

Cash used in investing activities decreased to $56.0 million in the three months ended March 31, 2012 from $76.4 million in the three months ended March 31, 2011. The $20.4 million decrease was primarily due to lower capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure. We anticipate capital expenditures for the satellite to continue throughout the remainder of 2012 and, until the completion of WorldView-3, which we currently anticipate to be in 2014.

Cash used in financing activities was $1.2 million in the three months ended March 31, 2012 from $0.6 million provided by financing activities in the three months ended March 31, 2011. The $1.8 million decrease was due to a quarterly principle repayment on our senior credit facility and lower cash proceeds to the Company from a decrease in the exercise of stock options.

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

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,454.0 as of March 31, 2012. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to comply with a maximum leverage ratio and minimum interest coverage ratio. As of March 31, 2012 the Company is in compliance with our debt covenants.

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

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

DigitalGlobe, Inc.

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

Non-GAAP Disclosures

	Three months ended March 31,
(in millions)	2012	2011 Revised(1)
Net income (loss)	$3.8	$(1.3)
Depreciation and amortization	29.1	29.2
Interest (income) expense, net	3.2	7.9
Income tax expense (benefit)	3.1	(1.5)

EBITDA	$39.2	$34.3
Non-cash stock compensation expense	2.5	2.1
EnhancedView deferred revenue	13.4	16.5
EnhancedView outstanding invoices not yet paid by NGA	4.6	8.3
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)

Adjusted EBITDA	$53.3	$54.8

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more detail.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles, or GAAP, in the United States and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, as indications of financial performance, or as alternatives to cash flow from operations as measures of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

EBITDA and Adjusted EBITDA are key measures used in internal operating reports by management and the board of directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. In 2012, EBITDA is being used as a key element of the company-wide bonus incentive plan. Prior to 2012, adjusted EBITDA had been a key element of the company-wide bonus incentive plan.

EBITDA is a measure of our current period operating performance, excluding charges for depreciation related to prior period capital expenditures and items which are generally non-core in nature. Adjusted EBITDA is a measure of our current period operating performance, excluding charges for capital, depreciation related to prior period capital expenditures and items which are generally non-core in nature, and including EnhancedView deferred revenue and EnhancedView outstanding invoices not yet paid by NGA and excluding the amortization of pre-FOC payments related to our NextView contract. EnhancedView outstanding invoices not yet paid by NGA represent an irrevocable right to be paid in cash by NGA.

EBITDA

We believe that the elimination of material non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these facilitate comparison of our operating performance to companies in our industry. We believe this EBITDA measure is particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellite.

EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. EBITDA excludes loss on derivative instrument and disposal of assets because these are not related to our primary operations.

DigitalGlobe, Inc.

We use EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Adjusted EBITDA

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2011 Annual Report on Form 10-K.

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

The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate selling price (“BESP”) if neither VSOE nor TPE is available.

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

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract (“EnhancedView”) with National Geospatial-Intelligence Agency (“NGA”) and the Direct Access Program (“DAP”) make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” and none have been materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, our fifth DAP agreement was entered into in 2011. The accounting for this DAP agreement is consistent with previous DAP agreements. The following is a description of the accounting for these arrangements.

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

Direct Access Program. The direct access program generally includes construction of the direct access facility, an arrangement to allow the customer access to the satellite to task and download imagery, and other potential deliverables. In these arrangements the facility is generally delivered and accepted at the beginning of the contractual period of performance, and the access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period. Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used

Deferred Contract Costs

The Company defers certain direct costs incurred in the construction of direct access facilities built for DAP customers. The direct access facility will allow the Company’s DAP customers to communicate with the Company’s satellites. The deferred contract costs are recognized as expense over the same period that the related revenue is recognized, which is the estimated customer relationship period, except when deferred contract costs are in excess of related revenues, in which case the excess costs are recognized over the initial contract period. The customer relationship period is based on the estimated useful life of the satellite being used. If more than one satellite is being used the satellite with the longest life is used as the basis for the amortization. The Company has deferred contract costs in excess of related contract deferred revenue for some of its customers.

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

DigitalGlobe, Inc.

The following new accounting pronouncements were adopted effective January 1, 2012:

•

Authoritative guidance which allows entities to use a qualitative approach to test goodwill for impairment, as well as a modification to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The implementation of this authoritative guidance did not have an impact on the Company’s financial position or results of operations.

•

The presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have opted for the single statement presentation for interim period condensed consolidated financial statements.

•

Provision of a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. See Note 9 for the expanded disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our senior secured facility. The facility provides for a $500 million term loan facility and a $100 million revolving credit facility. At the closing of the facility, we borrowed the full amount of the term loan facility. As of March 31, 2012, we had not drawn any amounts under the revolving credit facility.

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

Based upon the amounts outstanding under the term loan facility as of March 31, 2012 and assuming that the facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the facility of approximately $5.0 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our senior secured credit facility but have not done so at this time.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.

DigitalGlobe, Inc.

As disclosed in our Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, we concluded that, as of December 31, 2011 material weaknesses in our internal control over financial reporting existed as we did not maintain effective controls over the accuracy, completeness and presentation of the accounting for DAP contracts in accordance with U.S. GAAP and management did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, which resulted in audit adjustments related to the DAP (as discussed above), stock-based compensation, and certain accrued liability accounts.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During the current quarter, actions continued to be taken to improve internal control over financial reporting by focusing on the initiatives listed below:

•	initiated the evaluation of the roles and responsibilities for the processes used in the Company’s internal control over financial reporting, including a new DAP process;

•	initiated the evaluation of the technical competencies of the accounting staff;

•	reevaluated the Company’s critical accounting policies and continued the process of documenting these policies;

•	reviewed and updated key internal controls for each significant process and began the process of implementing additional procedures, including DAP controls;

•	enhanced the monthly process to review balance sheet fluctuations and/or unusual transactions;

•	added a temporary technical resource to assist in the preparation and review of the quarterly report on Form 10-Q for the period ended March 31, 2012; and

•	assistance from third party consultants on other technical matters including revenue recognition.

Management’s planned actions to further address these issues in 2012 include:

•	the addition of more experienced accounting staff with appropriate expertise to address technical accounting issues;

•

continued evaluation of the Company’s critical accounting policies to ensure they are documented, reviewed and circulated to appropriate company personnel, as well as reviewed and updated on a periodic basis;

•	Continued evaluation of the Company’s key roles and responsibilities surrounding the processes used in the Company’s internal control over financial reporting;

•	Continued evaluation of the technical competencies of the Company’s accounting staff;

•	a formal training program for all technical accounting personnel to enable them to remain current with accounting rules, regulations and trends; and

•	continued documentation of a process for the identification, documentation, review and approval of all complex technical contracts (eg. DAP) and other technical issues.

DigitalGlobe, Inc.

The audit committee is monitoring the detailed plan and timetable for the implementation of the foregoing remedial measures. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and other procedures that will be implemented will remediate the material weaknesses the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address material weaknesses or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

In light of the material weaknesses described above, the Company performed additional analysis and other post-closing procedures including but not limited to, a detailed review of balance sheet accounts as of and for the three months ended March 31, 2012, a review of the Company’s compliance with its critical accounting policies and discussions with independent technical advisors for certain of our complex accounting transactions to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management concluded that the consolidated financial statements in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no other changes in internal control over financial reporting during the period covered by this report which have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that the disclosure controls and procedures of internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no material changes to our Risk Factors since the filing of our Annual Report.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

DigitalGlobe, Inc.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description

10.36*	Executive Compensation and Equity Awards (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.37*	Executive Success Sharing Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.38*	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.39*	Form of Incentive Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.40*	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.41*	Form of Nonqualified Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.42*	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.43*	Form of Restricted Stock Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.44*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.45†#	Amendment No. 6 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.

10.46†#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 12, 2012.

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012 formatted in eXtensible Business Reporting Language (XBRL):

  (i.) Unaudited Condensed Consolidated Statements of Operations

 (ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

†	Filed herewith.
*	Constitutes a management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2012	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.36*	Executive Compensation and Equity Awards (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.37*	Executive Success Sharing Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.38*	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.39*	Form of Incentive Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.40*	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.41*	Form of Nonqualified Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.42*	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.43*	Form of Restricted Stock Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.44*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).

10.45†#	Amendment No. 6 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.

10.46†#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 12, 2012.

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012 formatted in eXtensible Business Reporting Language (XBRL):

  (i.) Unaudited Condensed Consolidated Statements of Operations

 (ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

†	Filed herewith.
*	Constitutes a management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.