Form 10-Q
period 2012-06-30
DIGITALGLOBE, INC.
filed 2012-07-31
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of July 27, 2012, there were 46,821,502 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2012	2011 Revised	2012	2011 Revised
Revenue	$101.8	$82.5	$188.8	$159.9
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	20.0	15.4	38.0	28.5
Selling, general and administrative	33.5	34.2	63.3	64.4
Depreciation and amortization	28.5	29.2	57.6	58.4

Income from operations	19.8	3.7	29.9	8.6
Other income (expense), net	(0.4)	—	(0.4)	0.2
Interest income (expense), net	(2.6)	(5.7)	(5.8)	(13.6)

Income (loss) before income taxes	16.8	(2.0)	23.7	(4.8)
Income tax (expense) benefit	(7.2)	1.1	(10.3)	2.6

Net income (loss)	$9.6	$(0.9)	$13.4	$(2.2)

Comprehensive Income:
Net income (loss)	$9.6	$(0.9)	$13.4	$(2.2)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.21	$(0.02)	$0.29	$(0.05)

Diluted earnings (loss) per share	$0.21	$(0.02)	$0.29	$(0.05)

Weighted average common shares outstanding:
Basic	46.0	46.3	46.0	46.2

Diluted	46.2	46.3	46.1	46.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212.4	$198.5
Restricted cash	7.8	7.7
Accounts receivable, net of allowance for doubtful accounts of $2.8 and $3.6, respectively	47.5	50.7
Prepaid and current assets	20.3	19.6
Deferred taxes	67.1	65.1

Total current assets	355.1	341.6
Property and equipment, net of accumulated depreciation of $619.5 and $563.9, respectively	1,076.2	1,019.8
Goodwill	8.7	8.7
Aerial image library, net of accumulated amortization of $29.1 and $25.1, respectively	17.8	13.0
Long-term restricted cash	7.8	9.8
Long-term deferred contract costs	39.4	44.7
Other assets	12.8	14.0

Total assets	$1,517.8	$1,451.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14.9	$19.7
Accrued interest	0.2	0.2
Current note payable	5.0	5.0
Other accrued liabilities	50.6	37.5
Current portion of deferred revenue	37.8	36.6

Total current liabilities	108.5	99.0
Long-term accrued liability	—	1.4
Deferred revenue	349.1	319.3
Deferred lease incentive	2.7	3.3
Long-term debt, net of discount	480.1	481.6
Long-term deferred tax liability, net	71.7	59.6

Total liabilities	$1,012.1	$964.2

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 46,748,615 shares issued and outstanding at June 30, 2012 and 46,320,471 shares issued and outstanding at December 31, 2011	0.2	0.2
Treasury stock, at cost; 80,956 shares at June 30, 2012 and 66,175 shares at December 31, 2011	(1.4)	(1.2)
Additional paid-in capital	535.1	530.0
Accumulated deficit	(28.2)	(41.6)

Total stockholders’ equity	505.7	487.4

Total liabilities and stockholders’ equity	$1,517.8	$1,451.6

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
(in millions)	2012	2011 Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13.4	$(2.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	57.6	58.4
EnhancedView deferred revenue	33.8	49.7
Recognition of pre-FOC payments	(12.8)	(12.8)
Amortization of aerial image library, deferred contract costs and lease incentive	10.5	4.2
Non-cash stock compensation expense	4.7	9.5
Amortization of debt issuance costs	1.9	2.2
Deferred income taxes	10.1	(2.4)
Changes in working capital, net of investing activities:
Accounts receivable, net	3.2	5.9
Prepaids and other assets	(8.3)	(4.1)
Accounts payable	5.7	1.9
Accrued liabilities	(13.5)	(5.9)
Deferred contract costs	(0.5)	—
Deferred revenue	10.0	(1.2)

Net cash flows provided by operating activities	115.8	103.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(96.5)	(137.4)
Other property and equipment additions	(4.8)	(4.0)
Decrease in restricted cash	1.9	5.0

Net cash flows used in investing activities	(99.4)	(136.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2.5)	—
Proceeds from exercise of stock options	—	1.3
Repurchase of common stock	—	(0.2)

Net cash flows (used in) provided by financing activities	(2.5)	1.1

Net increase (decrease) in cash and cash equivalents	13.9	(32.1)
Cash and cash equivalents, beginning of period	198.5	179.3

Cash and cash equivalents, end of period	$212.4	$147.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest capitalized	$10.9	$7.7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	12.8	3.2

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

NOTE 2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011, included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. All amounts included in the condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the accompanying condensed consolidated financial statements, have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by GAAP.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Service Level Agreements (“SLA”). We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

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

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract (“EnhancedView”) with National Geospatial-Intelligence Agency (“NGA”) and the Direct Access Program (“DAP”) make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” and none have been materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, our fifth DAP agreement was entered into in 2011. The accounting for this DAP agreement is consistent with previous DAP agreements. The following is a description of the accounting for these arrangements.

EnhancedView. The EnhancedView contract contains multiple deliverables, including an SLA, infrastructure enhancements and other services. We determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. We recognize revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of our constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.

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

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

•

Authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have opted for the single statement presentation.

•

Authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. The authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. See Note 9 for the expanded disclosures.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables reflect the effect of correcting the errors on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2011.

Condensed Consolidated Statements of Operations

Revision

	For the three months ended June 30, 2011
(in millions, except per share data)	As previously reported	Adjustment	Revised
Revenue	$81.7	$0.8	$82.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	14.4	1.0	15.4
Selling, general and administrative	33.7	0.5	34.2
Depreciation and amortization	29.2	—	29.2

Income from operations	4.4	(0.7)	3.7
Interest income (expense), net	(5.5)	(0.2)	(5.7)

Loss before income taxes	(1.1)	(0.9)	(2.0)
Income tax benefit	0.7	0.4	1.1

Net loss	$(0.4)	$(0.5)	$(0.9)

Loss per share: basic and diluted	$(0.01)	$(0.01)	$(0.02)

	For the six months ended June 30, 2011
(in millions, except per share data)	As previously reported	Adjustment	Revised
Revenue	$158.8	$1.1	$159.9
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	26.2	2.3	28.5
Selling, general and administrative	63.8	0.6	64.4
Depreciation and amortization	58.4	—	58.4

Income from operations	10.4	(1.8)	8.6
Other income (expense), net	0.1	0.1	0.2
Interest income (expense), net	(13.2)	(0.4)	(13.6)

Loss before income taxes	(2.7)	(2.1)	(4.8)
Income tax benefit	1.6	1.0	2.6

Net loss	$(1.1)	$(1.1)	$(2.2)

Loss per share: basic and diluted	$(0.02)	$(0.03)	$(0.05)

Condensed Consolidated Statement of Cash Flows

Revision

(in millions)	For the six months ended June 30, 2011
	As previously reported	Adjustment	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1.1)	$(1.1)	$(2.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of aerial image library, deferred contract costs and lease incentive	3.6	0.6	4.2
Non-cash stock compensation expense	9.0	0.5	9.5
Deferred income taxes	(1.4)	(1.0)	(2.4)
Changes in working capital, net of investing activities:
Prepaids and other assets	(3.2)	(0.9)	(4.1)
Accrued liabilities	(2.0)	(3.9)	(5.9)
Deferred contract costs	(4.4)	4.4	—
Deferred revenue	(1.2)	—	(1.2)
Net cash flows provided by operating activities	104.6	(1.4)	103.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(138.8)	1.4	(137.4)
Net cash flows used in investing activities	(137.8)	1.4	(136.4)

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4.    NextView / EnhancedView Programs

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of a new satellite, WorldView-3, which is currently under construction. As of the end of July 2012, we have installed all remote ground terminals in accordance with the EnhancedView SLA. During the first and second quarters of 2012, the Company and NGA agreed to modifications of the EnhancedView contract that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modification did not result in a material change to the SLA accounting and we continue to use the proportional performance method of revenue recognition. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. The increased capacity made available to NGA resulted in $6.3 million and $8.4 million additional revenue recognized for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, we recognized approximately $48.6 million and $93.1 million of revenue and recorded $13.8 million and $33.8 million of deferred revenue related to the EnhancedView SLA contract, respectively. For the three and six months ended June 30, 2011, we recognized approximately $37.7 million and $75.3 million of revenue and we recorded $24.8 million and $49.7 million of deferred revenue related to the EnhancedView SLA contract, respectively. Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that will be made available to NGA once WorldView-3 becomes operational, we anticipate a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”). The expected increase in revenue will reflect the cash received from NGA plus amortization of deferred revenue.

Under the EnhancedView SLA, assuming all option years under the agreement are exercised and funded, and that future systems and satellites are operational according to our current plan, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, which began on September 1, 2010, with an increase to $25.0 million per month in years five through ten, beginning in September 2014. Each monthly payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that we have performed all SLA performance criteria in the agreement each month, no performance penalty will be applied to that month. If the Company incurs a performance penalty due to NGA’s assessment that not all performance criteria have been met, a penalty is incurred. The Company retains the cash; however, the penalty amount will be applied to mutually agreeable future products and services, or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. For the six months ending June 30, 2012, we had a penalty of $0.2 million. For the three months ending March 31, 2011, we had a penalty of $0.2 million which was consumed by NGA during the second quarter of 2011. On July 24, 2012, NGA exercised their second option period under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2012 through August 31, 2013.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011 Revised	2012	2011 Revised
Defense and Intelligence:
Revenue	$81.4	$64.0	$149.8	$126.1
Cost of revenue, excluding depreciation and amortization	6.8	4.2	12.1	8.2
Selling, general and administrative	1.8	2.4	3.9	5.2

Segment results of operations	72.8	57.4	133.8	112.7

Commercial:
Revenue	20.4	18.5	39.0	33.8
Cost of revenue, excluding depreciation and amortization	1.9	1.6	3.6	2.8
Selling, general and administrative	5.5	4.6	9.9	9.6

Segment results of operations	13.0	12.3	25.5	21.4

Unallocated Common Costs:
Cost of revenue, excluding depreciation and amortization	11.3	9.6	22.3	17.5
Selling, general and administrative	26.2	27.2	49.5	49.6
Depreciation and amortization	28.5	29.2	57.6	58.4

Unallocated costs	66.0	66.0	129.4	125.5

Income from operations	19.8	3.7	29.9	8.6
Other income (expense), net	(0.4)	—	(0.4)	0.2
Interest income (expense), net	(2.6)	(5.7)	(5.8)	(13.6)

Income (loss) before income taxes	$16.8	$(2.0)	$23.7	$(4.8)

NOTE 6.    Property and Equipment

Property and equipment consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Construction in progress	$404.9	$305.9
Computer equipment and software	132.8	127.1
Machinery and equipment	27.9	24.5
Furniture and fixtures	19.0	15.1
Land and land improvements	0.3	0.3
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	1,695.7	1,583.7
Accumulated depreciation and amortization	(619.5)	(563.9)

Property and equipment, net	$1,076.2	$1,019.8

Construction in progress includes our WorldView-3 satellite, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $28.5 million and $29.2 million for the three months ended June 30, 2012 and 2011, respectively and $57.6 million and $58.4 million for the six months ended June 30, 2012 and 2011, respectively.

The capitalized costs of our satellites and related ground systems include internal and external direct labor costs, internally developed software and direct material costs which support the construction and development of our satellites and related ground systems. The cost of our satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through in-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7.    Other Accrued Liabilities and Other Long-Term Liabilities

(in millions)	June 30, 2012	December 31, 2011
Compensation and other employee benefits	$7.9	$10.3
Accrued expense	6.0	8.2
Construction in progress accruals	34.7	10.7
Other	2.0	8.3

Total other accrued liabilities	$50.6	$37.5

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of payments to third parties for work performed on our direct access facilities. Construction in progress accruals include amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite. Other accruals consist of third party commission expense, professional fees, accrued taxes and the current portion of deferred lease incentives.

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

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,502.2 million as of June 30, 2012. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The Credit Agreement also requires the Company to comply with a maximum leverage ratio and minimum interest coverage ratio. As of June 30, 2012, the Company is in compliance with our debt covenants.

Borrowings under the Credit Agreement will bear interest, at the Company’s option, at a rate equal to either an adjusted LIBOR rate (subject to a floor) or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending on the Company’s leverage ratio, up to a maximum of 4.5%. The term loan facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.

Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended June 30, 2012 were $7.2 million, $0.4 million and $0.3 million, respectively, of which $5.7 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the three months ended June 30, 2011 were $9.3 million, $0.7 million and $0.5 million, respectively, of which $4.8 million was capitalized to assets under construction.

Interest expense, accretion of debt discount and amortization of the deferred financing fees for the six months ended June 30, 2012 were $14.5 million, $1.0 million and $0.7 million, respectively, of which $10.9 million was capitalized to assets under construction. Interest expense, accretion of debt discount and amortization of the deferred financing fees for the six months ended June 30, 2011 were $18.6 million, $1.3 million and $1.0 million, respectively, of which $7.7 million was capitalized to assets under construction.

Senior Secured Notes

We issued $355.0 million principal amount of our senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which were recorded in deferred financing costs. As of June 30, 2011, the senior secured

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

notes had a carrying value of $346.1 million. The senior secured notes were guaranteed by certain of our subsidiaries and secured by nearly all of our assets, including the shares of capital stock of certain of our subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites. On October 12, 2011, the Company entered into a new senior secured facility and paid the full obligation under the senior secured notes.

Letters of Credit

At June 30, 2012 and December 31, 2011, we had $1.2 million of restricted cash under the lease agreement for our headquarters in Longmont, Colorado. At June 30, 2012 and December 31, 2011, we had $14.4 million and $16.3 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of our DAP contracts. These letters of credit are secured by restricted cash. The letters of credit, and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

NOTE 9.    Fair Values of Financial Instruments

When measuring our financial instruments we use a market-based measurement, not an entity-specific measurement, and determine the fair value based on the assumptions that market participants would use in pricing the asset or liability. Fair value losses or gains are reported when identified.

We use the valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•

Level 1 inputs utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include actively traded equity securities.

•

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

•

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at June 30, 2012	$168.1	$168.1	$—	$—
Cash equivalents at December 31, 2011	166.0	166.0	—	—

Our cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At June 30, 2012 and December 31, 2011, our cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of June 30, 2012 and December 31, 2011.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the senior secured facility was based upon trading activity among lenders.

(in millions)	Total Carrying Value	Estimated Fair Value
Senior Secured Facility at June 30, 2012	$485.1	$480.2
Senior Secured Facility at December 31, 2011	486.6	490.0

NOTE 10.    Shareholders’ Equity

Treasury Stock

There were no open market repurchases of our common stock during the three and six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, certain participants elected to have the Company withhold 14,781 shares and 6,356 shares, respectively, to pay for minimum taxes due, in accordance with the 2007 Employee Stock Option Plan, at the time their restricted stock vested. Such shares have been included in treasury shares.

Stock-Based Compensation Programs

The Company has equity compensation plans that provide for the grants of stock options, restricted stock awards and unrestricted shares to employees, officers and non-employee directors. During May 2012, the Company amended and restated the 2007 Employee Stock Option Plan (the “2007 Plan”) increasing the number of shares authorized for issuance by an additional 3,400,000 shares to an aggregate total as 8,800,000 shares, including the addition of 400,000 shares through implementation of an evergreen provision, and extended the term of the 2007 Plan for 10 years from the date of the amendment.

A summary of stock option activity for the six months ended June 30, 2012 is presented below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2011	3,496,200	$23.49
Granted	1,048,318	12.00
Exercised	(1,088)	12.50
Forfeited/Expired	(312,592)	20.72

Outstanding – June 30, 2012	4,230,838	20.83

Exercisable – June 30, 2012	2,386,826	$22.76

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2012, the Company awarded 399,015 shares of restricted stock to certain employees, which will vest over four years and 26,665 unrestricted shares to independent members of our board of directors pursuant to applicable compensation plans which vest immediately on the date of grant. In addition, during the second quarter of 2012, 105,835 shares of restricted stock were granted to certain employees where vesting is contingent upon meeting both a service requirement and a performance condition. The number of shares that ultimately vest is based on a measurement of the Company’s average annual return on invested capital (“ROIC”) for the period from January 1, 2012 through December 31, 2014. The actual number of shares that may ultimately vest can range from zero to 211,670 shares. Compensation expense is recognized on the number of shares that will ultimately vest, currently estimated to be 105,835 shares, amortized on a graded attribution basis over the requisite service period of three years. Changes to the number of shares expected to vest will result in a cumulative catch-up or reduction of expense in the period in which the change in estimate is made. The fair value of these awards was the closing price of the Company’s common stock on the date of grant, which was generally $15.82 per share. A summary of restricted stock activity for the six months ended June 30, 2012 is shown below:

Restricted Stock Awards	No. of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	371,777	$27.55
Granted	531,515	13.58
Forfeited	(44,519)	22.67
Vested	(96,003)	25.27

Non-vested at June 30, 2012	762,770	18.47

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

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2012	2011 Revised	2012	2011 Revised
Earnings (loss) per share:
Net income (loss)	$9.6	$(0.9)	$13.4	$(2.2)

Basic weighted average number of common shares outstanding	46.0	46.3	46.0	46.2
Assuming exercise of stock options and restricted shares	0.2	—	0.1	—

Diluted weighted average number of common shares outstanding	46.2	46.3	46.1	46.2

Earnings (loss) per share:
Basic	$0.21	$(0.02)	$0.29	$(0.05)

Diluted	$0.21	$(0.02)	$0.29	$(0.05)

The number of options and non-vested restricted stock awards that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive, totaled 4.9 million and 3.7 million for the three months ended June 30, 2012 and 2011, respectively and 4.8 million and 3.7 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 12.    Related Party Transactions

Morgan Stanley/Morgan Stanley & Co. Incorporated

At June 30, 2012 and December 31, 2011, Morgan Stanley and its affiliates held approximately 7.5 million shares, or 16.0% and 16.1%, respectively, of the Company’s common stock. Morgan Stanley currently has the right to propose three directors for nomination to the Board of Directors, all of whom must be independent. Pursuant to the Investor Agreement between the Company and Morgan Stanley, four of our current board of directors, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus, are Morgan Stanley’s designees. Mr. Albert, Mr. Jenson, Mr. Whitehurst, Mr. Cyprus and Mr. Zervigon are independent directors, as defined under the applicable rules of the New York Stock Exchange.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13.    Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. We currently lease 233,903 square feet of office and operations space in two locations in Longmont, Colorado. This space includes our principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded on the straight line basis over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that we have deferred and are amortizing over the life of the lease. We have $4.8 million and $2.4 million of net leasehold improvements at June 30, 2012 and December 31, 2011, respectively, which we are amortizing ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense net of sublease income approximated $0.9 million and $0.6 million for each of the three months ended June 30, 2012 and 2011, respectively. Rent expense net of sublease income approximated $1.7 million and $1.2 million for each of the six months ended June 30, 2012 and 2011, respectively.

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

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NOTE 14.    Subsequent Events

Remote Ground Terminals

As described under the EnhancedView SLA (see Note 4), the Company is required to increase capacity of the constellation through the installation of additional remote ground stations. As of July 31, 2012, the Company has completed its installation of all remote ground terminals in accordance with the contract.

Merger

On July 22, 2012, DigitalGlobe entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GeoEye, Inc. (“GeoEye”), 20/20 Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DigitalGlobe, and WorldView, LLC, a Delaware limited liability company and a wholly owned subsidiary of DigitalGlobe, in a stock and cash transaction valued at approximately $900 million near the date of the agreement, and including the refinancing of GeoEye’s long-term debt. Under the terms of the agreement, GeoEye shareowners will have the right to elect either (i) 1.137 shares of DigitalGlobe common stock and $4.10 in cash per share of GeoEye common stock, (ii) 100% of the consideration in cash ($20.27 per share) or (iii) 100% of the consideration in stock (1.425 shares of DigitalGlobe common stock), for each share of GeoEye common stock they own, with the amount of cash and stock subject to proration depending upon the elections of GeoEye shareholders, such that aggregate consideration mix reflects the ratio of 1.137 shares of DigitalGlobe common stock and $4.10 in cash per share of GeoEye common stock. In addition, each issued and outstanding share of Series A Convertible Preferred Stock of GeoEye will be converted into (i) one share of a newly-designated series of preferred stock of DigitalGlobe, and (ii) $4.10 in cash for each share of GeoEye Common Stock into which such share of GeoEye Preferred Stock is convertible. Upon completion of the transaction, DigitalGlobe shareowners are currently expected to own approximately 64% and GeoEye shareowners are expected to own approximately 36% of the combined company.

In connection with the transactions contemplated by the Merger Agreement, DigitalGlobe has also obtained a commitment for a $1.2 billion credit facility from Morgan Stanley Senior Funding, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd.

The transaction, which is expected to be completed in the fourth quarter of 2012 or the first quarter of 2013, is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals and approval from DigitalGlobe and GeoEye shareowners.

On July 26, 2012, a putative class action lawsuit captioned Behnke v. GeoEye, Inc. et al, case number 1:2012cv00826, was filed in the United States District Court Eastern District of Virginia. The complaint names as defendants DigitalGlobe and certain of our subsidiaries (collectively, the “DigitalGlobe Defendants”), as well as GeoEye and members of its board of directors. The complaint seeks injunctive relief, including to enjoin the merger, and other relief. DigitalGlobe believes that the claims asserted in these actions are without merit and intends to vigorously defend these matters.

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that the anticipated benefits and synergies from the proposed strategic combination of the Company and GeoEye, Inc. cannot be fully realized or may take longer to realize than expected and the risk that a condition to closing of the proposed strategic combination may not be satisfied; the outcome of pending or threatened litigation; the loss or impairment of our satellites; delays in the construction and launch of WorldView-3; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers are governments, including U.S. and foreign defense and intelligence, and civil agencies and providers of location-based services (“LBS”). Additionally we serve a wide variety of companies in other vertical markets, such as energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imaging satellites and managed in our imagery archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 2.4 billion square kilometers of imagery, with approximately 2.5 million square kilometers of imagery added every day. As of June 30, 2012, our collection capacity was approximately 916 million square kilometers of imagery per year or roughly six times the earth’s land surface area and offers intraday revisit around the globe.

Merger

On July 22, 2012, DigitalGlobe entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GeoEye, Inc., 20/20 Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DigitalGlobe, and WorldView, LLC, a Delaware limited liability company and a wholly owned subsidiary of DigitalGlobe, in a stock and cash transaction valued at approximately $900 million, near the date of the agreement, and including the refinancing of GeoEye’s long-term debt. Under the terms of the agreement, GeoEye shareowners will have the right to elect either (i) 1.137 shares of DigitalGlobe common stock and $4.10 in cash per share of GeoEye common stock, (ii) 100% of the consideration in cash ($20.27 per share) or (iii) 100% of the consideration in stock (1.425 shares of DigitalGlobe common stock), for each share of GeoEye common stock they own, with the amount of cash and stock subject to proration depending upon the elections of GeoEye shareholders, such that aggregate consideration mix reflects the ratio of 1.137 shares of DigitalGlobe common stock and $4.10 in cash per share of GeoEye common stock. In addition, each issued and outstanding share of Series A Convertible Preferred Stock of GeoEye will be converted into (i) one share of a newly-designated

DigitalGlobe, Inc.

series of preferred stock of DigitalGlobe, and (ii) $4.10 in cash for each share of GeoEye Common Stock into which such share of GeoEye Preferred Stock is convertible. Upon completion of the transaction, DigitalGlobe shareowners are currently expected to own approximately 64% and GeoEye shareowners are expected to own approximately 36% of the combined company. The transaction structure will allow both DigitalGlobe and GeoEye shareowners to participate in the substantial value creation opportunity resulting from this combination.

In connection with the transactions contemplated by the Merger Agreement, we have also obtained a commitment for a $1.2 billion credit facility from Morgan Stanley Senior Funding, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd.

The transaction, which is expected to be completed in the fourth quarter of 2012 or the first quarter of 2013, is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals and approval from DigitalGlobe and GeoEye shareowners.

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

The following is a description of the nature of the errors relating to the three months ended June 30, 2011 (see Note 3 of the Notes to the unaudited condensed consolidated financial statements for the impact on the 2011 quarterly financial information):

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

DigitalGlobe, Inc.

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

Our ImageLibrary currently houses what we believe to be the most comprehensive, up-to-date, high-resolution archive of commercial earth imagery in the world. It is a collection of substantially all imagery acquired by our QuickBird, WorldView-1 and WorldView-2 satellites, whether tasked for a specific customer or collected on a speculative basis, as well as aerial imagery and other satellite imagery we have purchased to supplement our satellite imagery. We have collected and stored millions of high-resolution imagery scenes covering over 2.4 billion square kilometers in the ImageLibrary. For the six months ended of 2012, approximately 50% of our revenue, excluding the National Geospatial-Intelligence Agency (“NGA”) Service Level Agreements (“SLA”), is generated from purchases from our ImageLibrary.

Customers specify how they want the imagery that they are purchasing from us to be produced. We deliver our satellite imagery at three processing levels: (i) basic imagery with the least amount of processing; (ii) standard imagery with radiometric and geometric correction; and (iii) ortho-rectified imagery with radiometric, geometric, and topographic correction. Radiometric correction enables images to appear uniformly illuminated with the right level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image. Topographic correction accounts for terrain and projects images onto the earth as they would be seen by the human eye. All of our aerial imagery is delivered as ortho-rectified imagery.

We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (“3D”) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate and life like creation of 3D maps that can be used in flight simulations, environmental analysis and other consumer end products.

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications. Delivery options include desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (“FTP”), and physical media such as hard drives.

We offer an additional distribution option through our DAP that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date, we have signed five customer contracts for our DAP, four of whom have been operational since the second half of 2010. We began providing services to our fifth DAP customer during the first quarter of 2012.

We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services. We generated 87.6% of our revenue through direct sales and 12.4% of our revenue from our reseller and partner network during the six months ended June 30, 2012.

DigitalGlobe, Inc.

Backlog

The following table represents our backlog as of June 30, 2012:

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
EnhancedView SLA	$228.1	$2,556.1
DAP	51.0	133.0
Amortization of pre-full operational capability (“FOC”) payments related to NextView	25.5	150.0
Other(1)	50.7	133.9

Total Backlog	$355.3	$2,973.0

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

The EnhancedView contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining eight option years, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

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

Significant Customer

On August 6, 2010, we entered into the EnhancedView contract with the NGA. The SLA portion of the EnhancedView contract, (“EnhancedView SLA”) has an effective date of September 1, 2010. The EnhancedView contract has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the federal budget process, and the right of NGA to terminate or suspend the contract at any time. On July 24, 2012, NGA exercised the second option period under EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2012 through August 31, 2013.

The EnhancedView SLA portion of the award is sized at $2.8 billion over the term of the contract assuming NGA exercises all of its options and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower WorldView-2 to an altitude of 496 km at any time after September 1, 2013. We will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3, as well as certain other infrastructure improvements. The infrastructure improvements include the addition of seven remote ground terminals that enable us to communicate more frequently with our satellites that has an additional benefit of increasing our imaging download capacity, and the addition of certain infrastructure that integrates our imagery delivery systems more closely with the U.S. Government.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires us to increase capacity of the constellation through the installation of additional

DigitalGlobe, Inc.

remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. As of July 2012, we have installed all remote ground terminals in accordance with the EnhancedView contract. During the first and second quarters of 2012, the Company and NGA agreed to modifications of the EnhancedView contract that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modification did not result in a material change to the SLA accounting. We will continue to use the proportional performance method of revenue recognition. Our WorldView-3 satellite is currently expected to be ready for launch in mid-2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. As of September 1, 2011, we increased the capacity of the constellation made available to NGA and are now recognizing approximately $14.1 million per month under the EnhancedView SLA. For the six months ended June 30, 2012, we recognized approximately $93.1 million of revenue, including $8.4 million related to the first quarter of 2012 modification to the agreement, and recorded $33.8 million of deferred revenue related to the EnhancedView SLA contract. As of June 30, 2012, there was $153.2 million in total deferred revenue from the inception of the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by the WorldView-3 satellite and the increasing percentage of capacity that NGA will acquire from us once WorldView-3 satellite becomes operational, we anticipate a material increase in revenue once WorldView-3 satellite reaches FOC. The expected increase in revenue will reflect the cash received from NGA plus amortization of deferred revenue.

Under the EnhancedView SLA, assuming all option years under the agreement are exercised and funded, and that future systems and satellites are operational according to our current plan, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of the EnhancedView contract, which began on September 1, 2010, with an increase to $25.0 million per month in years five through ten, beginning in September 2014. Each monthly payment is subject to a performance penalty, ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that we have performed all SLA performance criteria in the agreement each month, no performance penalty will be applied to that month. If the Company incurs a performance penalty due to NGA’s assessment that not all performance criteria have been met, a penalty is incurred. The Company retains the cash; however, the penalty amount will be applied to mutually agreeable future products and services, or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. For the six months ending June 30, 2012, we had a penalty of $0.2 million. For the three months ending March 31, 2011, we had a penalty of $0.2 million which was consumed by NGA during the second quarter of 2011.

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

(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011 Revised	2012	2011 Revised
Revenue:
Defense and intelligence	$81.4	$64.0	$149.8	$126.1
Commercial	20.4	18.5	39.0	33.8

Total Revenue	$101.8	$82.5	$188.8	$159.9

Revenue as a Percent of Total:
Defense and intelligence	80.0%	77.6%	79.3%	78.9%
Commercial	20.0	22.4	20.7	21.1

Total Revenue	100.0%	100.0%	100.0%	100.0%

DigitalGlobe, Inc.

Total U.S. and foreign sales were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011 Revised	2012	2011 Revised
Revenue
U.S.	$78.6	$53.8	$140.0	$108.1
Foreign	23.2	28.7	48.8	51.8

Total Revenue	$101.8	$82.5	$188.8	$159.9

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

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenues to access our satellite constellation are recognized over time based on minutes of actual usage. The revenues and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenues and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenues, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. During 2011, we provided satellite access time to four of our current DAP customers’ ground terminals. The contract with the fifth customer became effective in the first quarter of 2012.

For the three months ended June 30, 2012 and 2011, we generated approximately 64.6% and 77.3% of our defense and intelligence revenue from paid tasking and 35.4% and 22.7% from our ImageLibrary, respectively. For the six months ended June 30, 2012 and 2011, we generated approximately 71.9% and 69.4% of our defense and intelligence revenue from paid tasking and 28.1% and 30.6% from our ImageLibrary, respectively.

For the three months ended June 30, 2012 and 2011, our top five defense and intelligence customers accounted for 95.7% and 95.9%, respectively of our defense and intelligence revenue. For the six months ended June 30, 2012 and 2011, our top five defense and intelligence customers accounted for 94.8% and 95.8%, respectively of our defense and intelligence revenue. We believe that we will have additional growth opportunities internationally through upselling current DAP minutes to current customers as well as signing additional DAP customers to come online in the future in addition to building our relationship with NGA and other U.S. defense organizations.

DigitalGlobe, Inc.

(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011 Revised	2012	2011 Revised
Defense and Intelligence Revenue:
U.S. and Canada revenue:
NGA SLA	$48.6	$37.7	$93.1	$75.3
Other revenue and value added services	9.5	4.0	12.3	10.2
Amortization of pre-FOC payments related to NextView	6.4	6.4	12.8	12.8

Total U.S. and Canada revenue	64.5	48.1	118.2	98.3

International revenue, excluding Canada	3.4	2.4	5.3	4.5
DAP revenue	13.5	13.5	26.3	23.3

Total international revenue, excluding Canada	16.9	15.9	31.6	27.8

Total defense and intelligence revenue	$81.4	$64.0	$149.8	$126.1

Revenue as a Percent of Total:
U.S. and Canada	79.2%	75.2%	78.9%	78.0%
International, excluding Canada	20.8	24.8	21.1	22.0

	100.0%	100.0%	100.0%	100.0%

Reseller and Direct Sales:
Direct Sales	98.4%	98.6%	98.2%	98.4%
Resellers	1.6	1.4	1.8	1.6

	100.0%	100.0%	100.0%	100.0%

Commercial Revenue

Our commercial segment consists of both traditional and location based services customers. Our traditional customers are primarily civil government agencies, and energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to expand their products and services. Customers in other industry verticals are represented by financial services, oil and gas, telecommunications, utilities, environmental services and other industry verticals who use our imagery in a wide range of applications.

Our commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through multi-year contracts, depending on the solution that best suits their application. We sell to these customers directly and through resellers.

For the three months ended June 30, 2012 and 2011, we generated approximately 23.2% and 19.8% of our commercial revenue from paid tasking and 76.8% and 80.2% from our ImageLibrary, respectively. For the six months ended June 30, 2012 and 2011, we generated approximately 23.0% and 19.9% of our commercial revenue from paid tasking and 77.0% and 80.1% from our ImageLibrary, respectively.

For the three months ended June 30, 2012 and 2011, our top five commercial customers accounted for 53.4% and 59.4% of our commercial revenue, respectively. For the six months ended June 30, 2012 and 2011, our top five commercial customers accounted for 50.2% and 51.4% of our commercial revenue, respectively. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

DigitalGlobe, Inc.

(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011 Revised	2012	2011 Revised
Commercial Revenue:
Americas(1)	$8.6	$8.0	$19.2	$13.7
International	11.8	10.5	19.8	20.1

Total commercial revenue	$20.4	$18.5	$39.0	$33.8

Revenue as a Percent of Total:
Americas(1)	42.2%	43.2%	49.2%	40.5%
International	57.8	56.8	50.8	59.5

	100.0%	100.0%	100.0%	100.0%

Reseller and Direct Sales:
Direct sales	39.5%	57.3%	42.8%	49.0%
Resellers	60.5	42.7	57.2	51.0

	100.0%	100.0%	100.0%	100.0%

(1)	Includes North and South America

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

Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction and are capitalized as a cost of our satellite construction. During 2012, with the expected increase in accumulated costs related to capital projects, including WorldView-3, we expect our capitalized interest will increase, decreasing our interest expense.

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

DigitalGlobe, Inc.

Results of Operations

For the Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following tables summarize our historical results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and our expenses as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Change
(in millions)	2012	2011 Revised(1)	$	Percent
Historical results of operations:
Defense and intelligence revenue	$81.4	$64.0	$17.4	27.2%
Commercial revenue	20.4	18.5	1.9	10.3

Total revenue	101.8	82.5	19.3	23.4
Cost of revenue excluding depreciation and amortization	20.0	15.4	4.6	29.9
Selling, general and administrative	33.5	34.2	(0.7)	(2.0)
Depreciation and amortization	28.5	29.2	(0.7)	(2.4)

Income from operations	19.8	3.7	16.1	435.1
Other income (expense), net	(0.4)	—	(0.4)	n/a
Interest income (expense), net	(2.6)	(5.7)	3.1	(54.4)

Income (loss) before income taxes	16.8	(2.0)	18.8	(940.0)
Income tax (expense) benefit	(7.2)	1.1	(8.3)	(754.5)

Net income (loss)	$9.6	$(0.9)	$10.5	(1,166.7)

(in millions)	Three months ended June 30,
	2012	2011 Revised(1)
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	19.6	18.7
Selling, general and administrative	32.9	41.5
Depreciation and amortization	28.0	35.4

Income from operations	19.5	4.4
Other income (expense), net	(0.4)	—
Interest income (expense), net	(2.6)	(6.9)

Income (loss) before income taxes	16.5	(2.5)
Income tax (expense) benefit	(7.1)	1.4

Net income (loss)	9.4%	(1.1)%

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Consolidated Financial Statements for more detail.

Revenue increased $19.3 million or 23.4% to $101.8 million for the three months ended June 30, 2012 from $82.5 million for the three months ended June 30, 2011.

There was an increase of $17.4 million or 27.2%, in defense and intelligence revenue during the three months ended June 30, 2012, to $81.4 million from $64.0 million for the three months ended June 30, 2011. This increase was the result of $10.9 million of additional revenue recognized under the NGA SLA due to increased capacity made available to NGA per the EnhancedView contract, which included $6.3 million related to the modification of the EnhancedView contract executed during the first quarter of 2012. In addition, there was a $5.5 million increase in U.S. Government value added services. The increase of $1.9 million, or 10.3%, in commercial revenue to $20.4 million for the three months ended June 30, 2012 from $18.5 million for the three months ended June 30, 2011, was due to a $4.2 million increase internationally among civil governments customers and $1.4 million among customers in other verticals, offset by a $3.7 million decrease from location-based services.

Cost of revenue increased $4.6 million or 29.9%, during the three months ended June 30, 2012 to $20.0 million from $15.4 million for the three months ended June 30, 2011. This increase is attributed to (i) a $1.3 million increase in aerial imagery cost amortization, (ii) a $1.1 million increase in labor related costs due to headcount growth, (iii) a $0.8 million increase in costs related to the addition of four remote ground terminals brought into service during the second half of 2011 to satisfy obligations under the EnhancedView contract to improve timeliness and make more imagery capacity available to NGA and (iv) a $0.8 million one-time charge related to software and hardware purchased for a direct access facility.

DigitalGlobe, Inc.

Selling, general and administrative costs decreased $0.7 million or 2.0%, for the three months ended June 30, 2012, to $33.5 million from $34.2 million for the three months ended June 30, 2011. The decrease in expense was due to a $5.3 million decrease in stock compensation expense related to the $5.1 million charge from the departure of prior chief executive officer in second quarter of 2011, offset by a $2.5 million increase in labor costs due to growth in headcount, which included a $1.3 million related to severance from the departure of executives, and a $2.0 million increase of expense related to the transaction with GeoEye.

Depreciation and amortization decreased by $0.7 million or 2.4% for the three months ended June 30, 2012, to $28.5 million from $29.2 million for the three months ended June 30, 2011 due to certain software becoming fully depreciated during the second quarter of 2012. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite, or introduction of significant new capital assets.

Interest income (expense), net of capitalized interest, decreased by $3.1 million or 54.4% for the three months ended June 30, 2012 to $2.6 million from $5.7 million during the three months ended June 30, 2011. This decrease is due to lower interest costs as a result of the refinancing of our debt in October 2011 and an increase to 67.9% of our interest being capitalized to capital projects during the three months ended June 30, 2012 as compared to 45.7% during the three months ended June 30, 2011. The increased amount in capitalized interest expense is due to the construction in progress of our WorldView-3 satellite, which is currently expected to continue until anticipated launch and commissioning in 2014. We anticipate that an increasing percentage of our interest will be capitalized until the WorldView-3 satellite is launched, and that we will capitalize substantially all of our interest by the first quarter of 2013.

Income tax expense increased by $8.3 million for the three months ended June 30, 2012, to $7.2 million from a tax benefit of $1.1 million during the three months ended June 30, 2011. The increase in tax expense is due to the Company having taxable income in the current year as compared to a loss in the same period last year. For the second quarter ended June 30, 2012, we had an effective overall tax rate of 42.9%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes, the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation.

For the Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following tables summarize our historical results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, and our expenses as a percentage of revenue for the periods indicated:

	Six months ended June 30,		Change
(in millions)	2012	2011 Revised(1)	$	Percent
Historical results of operations:
Defense and intelligence revenue	$149.8	$126.1	$23.7	18.8%
Commercial revenue	39.0	33.8	5.2	15.4

Total revenue	188.8	159.9	28.9	18.1
Cost of revenue excluding depreciation and amortization	38.0	28.5	9.5	33.3
Selling, general and administrative	63.3	64.4	(1.1)	(1.7)
Depreciation and amortization	57.6	58.4	(0.8)	(1.4)

Income from operations	29.9	8.6	21.3	247.7
Other income, net	(0.4)	0.2	(0.6)	(300.0)
Interest income (expense), net	(5.8)	(13.6)	7.8	(57.4)

Income (loss) before income taxes	23.7	(4.8)	28.5	(593.7)
Income tax (expense) benefit	(10.3)	2.6	(12.9)	(496.2)

Net income (loss)	$13.4	$(2.2)	$15.6	(709.1)

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions)	Six months ended June 30,
	2012	2011 Revised(1)
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	20.1	17.8
Selling, general and administrative	33.5	40.3
Depreciation and amortization	30.5	36.5

Income from operations	15.9	5.4
Other income, net	(0.2)	0.1
Interest income (expense), net	(3.1)	(8.5)

Income (loss) before income taxes	12.6	(3.0)
Income tax (expense) benefit	(5.5)	1.6

Net income (loss)	7.1%	(1.4)%

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Consolidated Financial Statements for more detail.

Revenue increased $28.9 million or 18.1% to $188.8 million for the six months ended June 30, 2012 from $159.9 million for the six months ended June 30, 2011.

There was an increase of $23.7 million or 18.8%, in defense and intelligence revenue during the six months ended June 30, 2012, to $149.8 million from $126.1 million for the six months ended June 30, 2011. This increase was the result of $17.8 million of additional revenue recognized under the NGA SLA due to increased capacity made available to NGA per the EnhancedView contract, including $8.4 million related to the modification of the EnhancedView contract executed during the quarter ended March 31, 2012, a $3.0 million increase in direct access program revenue and a $2.1 million increase in U.S. Government value added services. The increase of $5.2 million, or 15.4%, in commercial revenue to $39.0 million for the six months ended June 30, 2012 from $33.8 million for the six months ended June 30, 2011, was due to a $4.0 million increase internationally among civil government customers and $2.7 million among customers in other verticals, offset by a $1.5 million decrease from location-based services customers.

Cost of revenue increased $9.5 million or 33.3%, during the six months ended June 30, 2012 to $38.0 million from $28.5 million for the six months ended June 30, 2011. This increase is attributed to (i) a $3.5 million increase in costs related to the addition of four remote ground terminals brought into service during the second half of 2011 to satisfy obligations under the EnhancedView contract to make more imagery capacity available to NGA, (ii) a $2.6 million increase in aerial imagery cost amortization (iii) a $2.2 million increase in labor related costs due to headcount growth, and (iv) a $0.8 million one-time charge related to software and hardware purchased for a direct access facility.

Selling, general and administrative costs decreased $1.1 million or 1.7%, for the six months ended June 30, 2012, to $63.3 million from $64.4 million for the six months ended June 30, 2011. This decrease in expense was primarily due to a $4.8 million decrease in stock compensation expense related to the $5.1 million charge from the departure of the prior chief executive officer in the second quarter of 2011, partially offset by a $2.2 million increase in labor costs due to growth in headcount and a $2.2 million increase in expense related to the transaction with GeoEye.

Depreciation and amortization decreased by $0.8 million or 1.4% for the six months ended June 30, 2012, to $57.6 million from $58.4 million for the six months ended June 30, 2011 due to the asset life for QuickBird being extended and certain software becoming fully depreciated during 2012. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite or introduction of significant new capital assets.

Interest income (expense), net of capitalized interest, decreased by $7.8 million or 57.4% for the six months ended June 30, 2012 to $5.8 million from $13.6 million during the six months ended June 30, 2011. This decrease is attributed to lower interest cost as a result of refinancing our debt in October 2011 and an increase to 64.9% of our interest being capitalized to capital projects during the six months ended June 30, 2012 as compared to 36.2% during the six months ended June 30, 2011. The increased amount in capitalized interest expense is due to the construction in progress of our WorldView-3 satellite, which is currently expected to continue until anticipated launch and commissioning in 2014. We anticipate that an increasing percentage of our interest will be capitalized until the WorldView-3 satellite is launched, and that we will capitalize substantially all of our interest by the first quarter of 2013.

Income tax expense increased by $12.9 million for the six months ended June 30, 2012, to $10.3 million from a tax benefit of $2.6 million during the six months ended June 30, 2011. The increase in tax expense is due to the Company having taxable income in the current year. For the six months ended June 30, 2012, we had an effective overall tax rate of 43.2%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation.

DigitalGlobe, Inc.

Balance Sheet Measures

Total assets increased $66.2 million, or 4.6%, to $1,517.8 million at June 30, 2012 from $1,451.6 million at December 31, 2011. Total assets increased primarily as a result of an increase in property and equipment of $56.4 million at June 30, 2012 from $1,019.8 million at December 31, 2011 to $1,076.2 million at June 30, 2012. The increase in property and equipment resulted from an increase in WorldView-3 satellite construction and other infrastructure projects, partially offset by depreciation. The increase of $4.8 million in aerial image library costs to $17.8 million at June 30, 2012 from $13.0 million at December 31, 2011, is due to receipt of imagery acquired from a third party provider.

Total liabilities increased $47.9 million, to $1,012.1 million at June 30, 2012 from $964.2 million at December 31, 2011. This increase was due to a net $29.8 million increase in long-term deferred revenue to $349.1 million at June 30, 2012 from $319.3 million at December 31, 2011 primarily due to payments received from NGA under the EnhancedView SLA, offset by the recognition of the pre-FOC payments received under the NextView agreement. The total of accounts payable, other accrued liabilities and long-term accrued liabilities increased by $6.9 million to $65.5 million at June 30, 2012 from $58.6 million at December 31, 2011. The increase is primarily related to the timing of accruals and milestone payments on capital projects. Long-term deferred tax liabilities increased by $12.1 million to $71.7 million at June 30, 2012 from $59.6 million at December 31, 2011 as a result of current year income tax expense using a portion of the net operating loss carry forwards.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 61.8% of our consolidated revenue for the six months ended June 30, 2012. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for the next twelve months.

In summary, our cash flows were:

	Six months ended June 30,
(in millions)	2012	2011 Revised
Net cash provided by operating activities	$115.8	$103.2
Net cash used in investing activities	(99.4)	(136.4)
Net cash (used in) provided by financing activities	(2.5)	1.1

Cash provided by operating activities increased to $115.8 million in the six months ended June 30, 2012 from $103.2 million in the six months ended June 30, 2011. The $12.6 million increase in operating activities is primarily due to an increase in net income and cash received in advance of revenue recognition for certain contracts.

Cash used in investing activities decreased to $99.4 million in the six months ended June 30, 2012 from $136.4 million in the six months ended June 30, 2011. The $37.0 million decrease was primarily due to lower capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure. We anticipate capital expenditures for the satellite to continue throughout the remainder of 2012 and until the completion of WorldView-3, which we currently anticipate to be in 2014.

Cash used in financing activities was $2.5 million in the six months ended June 30, 2012 as compared with $1.1 million provided by financing activities in the six months ended June 30, 2011. The $3.6 million decrease was due to quarterly principal repayments on our senior credit facility and lower cash proceeds to the Company from a decrease in the exercise of stock options exercises.

We expect to incur significant costs associated with the transactions contemplated by the Merger Agreement, including acquisition and financing related costs. Additionally, we expect to incur significant costs commencing with the closing of those transactions relating to restructuring and integration activities, which may require material cash expenditures. In connection with the transactions contemplated by the Merger Agreement, we have obtained a commitment for a $1.2 billion credit facility from Morgan Stanley Senior Funding, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd.

DigitalGlobe, Inc.

Contractual Obligations

As of June 30, 2012, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Senior Secured Credit Facility

On October 12, 2011, we entered into a $500.0 million, seven-year senior secured term loan facility and a $100.0 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “Credit Agreement”). As of the date of this filing, the revolving credit facility remains undrawn.

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,502.2 as of June 30, 2012. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to comply with a maximum leverage ratio and minimum interest coverage ratio. As of June 30, 2012 the Company is in compliance with our debt covenants.

Borrowings under the Credit Agreement will bear interest, at our option, at a rate equal to either an adjusted LIBOR rate (subject to a floor) or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.50% for adjusted LIBOR loans or 3.50% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending on our leverage ratio, up to a maximum of 4.50%. The term loan facility currently bears interest based upon the LIBOR-based rate. We will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

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

DigitalGlobe, Inc.

Non-GAAP Disclosures

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011 Revised(1)	2012	2011 Revised(1)
Net income (loss)	$9.6	$(0.9)	$13.4	$(2.2)
Depreciation and amortization	28.5	29.2	57.6	58.4
Interest (income) expense, net	2.6	5.7	5.8	13.6
Income tax expense (benefit)	7.2	(1.1)	10.3	(2.6)

EBITDA	$47.9	$32.9	$87.1	$67.2
Non-cash stock compensation expense	2.2	7.4	4.7	9.5
EnhancedView deferred revenue	9.2	16.5	27.2	41.3
EnhancedView outstanding invoices not yet paid by NGA	4.6	8.3	4.6	8.3
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)	(12.8)	(12.8)

Adjusted EBITDA	$57.5	$58.7	$110.8	$113.5

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more detail.

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

DigitalGlobe, Inc.

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

We have generally been unable to establish VSOE for any of our products due to our infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. We have generally been unable to establish TPE for any of our offerings due to the unique nature of our products and services and the limited number of competitors. As we are unable to establish price on the basis of VSOE or TPE, we use BESP to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine BESP for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices and our go-to-market strategy.

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract with NGA and the DAP make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” and none have been materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, our fifth DAP agreement was entered into in 2011. The accounting for this DAP agreement is consistent with previous DAP agreements. The following is a description of the accounting for these arrangements.

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

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.

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

DigitalGlobe, Inc.

perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The implementation of this authoritative guidance did not have an impact on the Company’s financial position or results of operations.

•

Authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have opted for the single statement presentation.

•

Authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. The authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. See Note 9 for the expanded disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our senior secured facility. The facility provides for a $500.0 million term loan facility and a $100.0 million revolving credit facility. At the closing of the facility, we borrowed the full amount of the term loan facility. As of June 30, 2012, we had not drawn any amounts under the revolving credit facility.

Borrowings under the senior credit facility bear interest, at our option, at a rate equal to either an adjusted LIBOR rate (subject to a floor) or a base rate, in each case, plus the applicable margin. The applicable margin for borrowings under the term loan facility is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the revolving credit facility may change depending upon our leverage ratio, up to a maximum of 4.5%. Our term loan facility currently bears interest based upon the LIBOR-based rate.

Based upon the amounts outstanding under the term loan facility as of June 30, 2012 and assuming that the facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest costs under the facility of approximately $4.9 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our senior secured credit facility but have not done so at this time.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.

As disclosed in our Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, we concluded that, as of December 31, 2011, material weaknesses in our internal control over financial reporting existed as we did not maintain effective controls over the accuracy, completeness and presentation of the accounting for DAP contracts in accordance with U.S. GAAP and management did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, which resulted in audit adjustments related to the DAP, stock-based compensation, and certain accrued liability accounts.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in

DigitalGlobe, Inc.

the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During 2012, actions continue to be taken to improve internal control over financial reporting by focusing on the initiatives listed below:

•	initiated the evaluation of the roles and responsibilities for the processes used in the Company’s internal control over financial reporting, including a new DAP process;

•	initiated the evaluation of the technical competencies of the accounting staff;

•	reevaluated the Company’s critical accounting policies and continued the process of documenting these policies;

•	reviewed and updated key internal controls for each significant process and began the process of implementing additional procedures, including DAP controls;

•	enhanced the monthly process to review balance sheet fluctuations and/or unusual transactions;

•	added permanent and temporary accounting staff members to assist in the preparation and review of the quarterly report on Form 10-Q for the period ended June 30, 2012; and

•	assistance from third party consultants on other technical matters, including revenue recognition.

Management’s planned actions to further address these issues in 2012 include:

•

continued evaluation of the Company’s critical accounting policies to ensure they are documented, reviewed and circulated to appropriate company personnel, as well as reviewed and updated on a periodic basis;

•	continued evaluation of the Company’s key roles and responsibilities surrounding the processes used in the Company’s internal control over financial reporting;

•	continued evaluation of the technical competencies of the Company’s accounting staff;

•	a formal training program for all technical accounting personnel to enable them to remain current with accounting rules, regulations and trends; and

•	continued documentation of a process for the identification, documentation, review and approval of all complex technical contracts (e.g. DAP) and other technical issues.

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

Management believes the measures described above and other procedures that will be implemented will remediate the material weaknesses the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may take additional measures to address its material weaknesses or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

DigitalGlobe, Inc.

In light of the material weaknesses described above, the Company performed additional analysis and other post-closing procedures including but not limited to, a detailed review of balance sheet accounts as of and for the three and six months ended June 30, 2012, a review of the Company’s compliance with its critical accounting policies and discussions with independent technical advisors for certain of our complex accounting transactions to ensure that the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management concluded that the consolidated financial statements in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

On July 26, 2012, a putative class action lawsuit captioned Behnke v. GeoEye, Inc. et al, case number 1:2012cv00826, was filed in the United States District Court Eastern District of Virginia. The complaint names as defendants DigitalGlobe and certain of our subsidiaries (collectively, the “DigitalGlobe Defendants”), as well as GeoEye and members of its board of directors. The complaint seeks injunctive relief, including to enjoin the merger, and other relief. DigitalGlobe believes that the claims asserted in these actions are without merit and intends to vigorously defend these matters.

ITEM 1A.	RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no material changes to our Risk Factors since the filing of our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

DigitalGlobe, Inc.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.47†*	Amended and Restated 2007 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012, Commission File No. 001-34299 ).

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 1, 2012 formatted in eXtensible Business Reporting Language (XBRL):

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

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2012	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.47†*	Amended and Restated 2007 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012, Commission File No. 001-34299 ).

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 1, 2012 formatted in eXtensible Business Reporting Language (XBRL):

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