Form 10-Q
period 2012-09-30
DIGITALGLOBE, INC.
filed 2012-10-31
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

As of October 26, 2012, there were 47,006,253 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2012	2011 Revised	2012	2011 Revised
Revenue	$107.2	$81.9	$296.0	$241.8
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	21.5	18.5	59.5	47.0
Selling, general and administrative	40.1	30.8	103.4	95.2
Depreciation and amortization	28.9	29.1	86.5	87.5

Income from operations	16.7	3.5	46.6	12.1
Other income (expense), net, including loss from joint venture	(0.7)	—	(1.1)	0.2
Interest income (expense), net	(1.9)	(4.1)	(7.7)	(17.7)

Income (loss) before income taxes	14.1	(0.6)	37.8	(5.4)
Income tax (expense) benefit	(5.6)	1.7	(15.9)	4.3

Net income (loss)	$8.5	$1.1	$21.9	$(1.1)

Comprehensive income:
Net income (loss)	$8.5	$1.1	$21.9	$(1.1)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.18	$0.02	$0.48	$(0.02)

Diluted earnings (loss) per share	$0.18	$0.02	$0.47	$(0.02)

Weighted average common shares outstanding:
Basic	46.2	46.3	46.1	46.2

Diluted	46.5	46.7	46.3	46.8

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233.8	$198.5
Restricted cash	3.8	7.7
Accounts receivable, net of allowance for doubtful accounts of $2.5 and $3.6, respectively	59.9	50.7
Prepaid and current assets	19.8	19.6
Deferred tax assets	65.5	65.1

Total current assets	382.8	341.6
Property and equipment, net of accumulated depreciation of $648.4 and $563.9, respectively	1,083.7	1,019.8
Goodwill	8.7	8.7
Aerial image library, net of accumulated amortization of $31.2 and $25.1, respectively	17.3	13.0
Long-term restricted cash	6.9	9.8
Long-term deferred contract costs	37.6	44.7
Other assets	12.0	14.0

Total assets	$1,549.0	$1,451.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5.5	$19.7
Accrued interest	0.2	0.2
Current note payable	5.0	5.0
Other accrued liabilities	42.9	37.5
Current portion of deferred revenue	41.7	36.6

Total current liabilities	95.3	99.0
Long-term accrued liability	—	1.4
Deferred revenue	377.7	319.3
Deferred lease incentive	2.4	3.3
Long-term debt, net of discount	479.4	481.6
Long-term deferred tax liability, net	75.5	59.6

Total liabilities	$1,030.3	$964.2

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 47,098,943 shares issued and 46,992,363 shares outstanding at September 30, 2012 and 46,386,646 shares issued and 46,320,471 shares outstanding at December 31, 2011	0.2	0.2
Treasury stock, at cost; 106,580 shares at September 30, 2012 and 66,175 shares at December 31, 2011	(2.0)	(1.2)
Additional paid-in capital	540.2	530.0
Accumulated deficit	(19.7)	(41.6)

Total stockholders’ equity	518.7	487.4

Total liabilities and stockholders’ equity	$1,549.0	$1,451.6

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
(in millions)	2012	2011 Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21.9	$(1.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	86.5	87.5
EnhancedView deferred revenue	47.6	74.5
Recognition of pre-FOC payments	(19.1)	(19.1)
Amortization of aerial image library, deferred contract costs and lease incentive	15.1	6.8
Non-cash stock compensation expense	7.2	11.8
Amortization of debt issuance costs	2.8	2.9
Loss (gain) on disposition of asset	0.3	(0.5)
Loss from joint venture	0.8	—
Deferred income taxes	15.0	(4.3)
Changes in working capital, net of investing activities:
Accounts receivable, net	(9.1)	2.2
Prepaids and other assets	(9.5)	(9.0)
Accounts payable	(3.1)	3.6
Accrued liabilities	(0.5)	(3.3)
Deferred contract costs	(0.5)	(3.3)
Deferred revenue	34.7	7.1

Net cash flows provided by operating activities	190.1	155.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(152.8)	(187.2)
Other property, equipment and intangible additions	(7.8)	(5.2)
Investment in joint venture	(0.3)	–
Decrease in restricted cash	6.9	4.2

Net cash flows used in investing activities	(154.0)	(188.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3.8)	—
Proceeds from exercise of stock options	2.5	1.8
Tax benefit from exercise of stock options	0.5	—

Net cash flows (used in) provided by financing activities	(0.8)	1.8

Net increase (decrease) in cash and cash equivalents	35.3	(30.6)
Cash and cash equivalents, beginning of period	198.5	179.3

Cash and cash equivalents, end of period	233.8	148.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest capitalized	$17.3	$14.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	10.1	12.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions except for share and per share data, unless otherwise noted)

NOTE 1. General Information

DigitalGlobe, Inc. (“DigitalGlobe,” the “Company” or “we”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. DigitalGlobe owns and operates three imagery satellites – QuickBird, WorldView-1 and WorldView-2 – which collect panchromatic (black and white) and color imagery using visible and near-infrared wavelengths. The Company also offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate its imagery into their business operations and applications.

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 included herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. All amounts included in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the accompanying condensed consolidated financial statements, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Revenue Recognition

DigitalGlobe’s principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. The revenue is primarily generated from: (i) sales of or royalties arising from licenses of imagery; and (ii) subscription services and other service arrangements.

Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image from DigitalGlobe’s system. In some customer arrangements, certain acceptance provisions must be satisfied. For these arrangements, revenue is primarily recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.

Royalties. Revenue from royalties is based on agreements or licenses with third parties that allow the third party to incorporate DigitalGlobe’s product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the period earned or on a systematic basis over the term of the license agreement. For those royalties that are due to third parties based on the Company’s revenue sharing arrangements, royalty revenue is reported on a net basis.

Subscriptions. DigitalGlobe sells online subscriptions to its products. These arrangements allow customers access to the products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, the Company has other arrangements in which customers pay for their subscription to one of

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

DigitalGlobe’s web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of contractually agreed discounts.

Service Level Agreements (“SLA”). The Company recognizes service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Net revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements. DigitalGlobe enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings based on the needs of its customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods.

The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate selling price (“BESP”) if neither VSOE nor TPE is available. DigitalGlobe has generally been unable to establish VSOE for any of its products due to infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. The Company has been unable to establish TPE for any of its offerings due to the unique nature of the products and services and the limited number of competitors. As the Company is unable to establish price on the basis of VSOE or TPE, BESP is used to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which DigitalGlobe would transact a sale if the product or service were sold on a standalone basis. BESP is determined for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices and DigitalGlobe’s go-to-market strategy.

While multiple deliverable arrangements occur throughout DigitalGlobe’s business, the EnhancedView contract (“EnhancedView”) with National Geospatial-Intelligence Agency (“NGA”) and the Direct Access Program (“DAP”) make up the majority of the Company’s multiple deliverable arrangement activity. EnhancedView and four of the Company’s DAP agreements were entered into prior to the January 1, 2011 adoption of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” and none have been materially modified. As the Company adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, DigitalGlobe’s fifth DAP agreement was entered into in 2011. We signed a contract with our sixth DAP customer during the third quarter of 2012. The following is a description of the accounting for these arrangements.

EnhancedView. EnhancedView contains multiple deliverables, including an SLA portion (“EnhancedView SLA”), infrastructure enhancements and other services. DigitalGlobe determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. The Company recognizes revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of its constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.

Direct Access Program. The DAP generally includes construction of the direct access facility, an arrangement to allow the customer access to the satellite to task and download imagery, and other potential deliverables. In these arrangements the facility is generally delivered and accepted at the beginning of the contractual period of performance, and the access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period. Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Deferred Contract Costs

The Company defers certain direct costs incurred in the construction of direct access facilities built for DAP customers. The direct access facility will allow the Company’s DAP customers to communicate with the Company’s satellites. The deferred contract costs are recognized as expense over the same period that the related revenue is recognized, which is the estimated customer relationship period, except when deferred contract costs are in excess of related revenues, in which case the excess costs are recognized over the initial contract period. The customer relationship period is based on the estimated useful life of the satellite being used. If more than one satellite is being used, the satellite with the longest life is used as the basis for the amortization. The Company has deferred contract costs in excess of related contract deferred revenue for some of its customers.

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

•

Authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. DigitalGlobe has opted for the single statement presentation.

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

The following is a description of the nature of the errors:

•

In three of the Company’s DAP customer contracts, the up-front payments contractually negotiated for each facility were less than the actual third-party costs to manufacture each facility. As each of the three facilities was brought into service, it was the Company’s accounting policy to amortize both the deferred revenue and deferred contracts costs over the estimated customer relationship periods, which periods are consistent with the estimated remaining useful life of the satellite being accessed. However, the Company has concluded that this accounting policy was in error and that it should have been recognizing the deferred contract costs in excess of the deferred revenues (for each individual customer) over the related initial contract period.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

•

The Company previously recognized maintenance revenue for one DAP customer over a one-year period. However, the Company concluded that this was an error and that the revenue should have been recognized over the customer relationship period.

•	The Company incorrectly calculated certain DAP access minutes.

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

The following tables reflect the effect of correcting the errors on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011:

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Revision

	For the three months ended September 30, 2011
(in millions, except per share data)	As previously reported	Adjustment	Revised
Revenue	$81.3	$0.6	$81.9
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	17.6	0.9	18.5
Selling, general and administrative	30.7	0.1	30.8
Depreciation and amortization	29.1	—	29.1

Income from operations	3.9	(0.4)	3.5
Interest income (expense), net	(4.6)	0.5	(4.1)

Loss before income taxes	(0.7)	0.1	(0.6)
Income tax benefit	1.8	(0.1)	1.7

Net income	$1.1	$—	$1.1

Net income per share: basic and diluted	$0.02	$—	$0.02

	For the nine months ended September 30, 2011
(in millions, except per share data)	As previously reported	Adjustment	Revised
Revenue	$240.1	$1.7	$241.8
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	43.8	3.2	47.0
Selling, general and administrative	94.5	0.7	95.2
Depreciation and amortization	87.5	—	87.5

Income from operations	14.3	(2.2)	12.1
Other income (expense), net	0.1	0.1	0.2
Interest income (expense), net	(17.8)	0.1	(17.7)

Loss before income taxes	(3.4)	(2.0)	(5.4)
Income tax benefit	3.4	0.9	4.3

Net loss	$—	$(1.1)	$(1.1)

Net loss per share: basic and diluted	$—	$(0.02)	$(0.02)

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows

Revision

(in millions)	For the nine months ended September 30, 2011
	As previously reported	Adjustment	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$—	$(1.1)	$(1.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of aerial image library, deferred contract costs and lease incentive	8.7	(1.9)	6.8
Non-cash stock compensation expense	11.2	0.6	11.8
Gain on sale of asset	—	(0.5)	(0.5)
Deferred income taxes	(3.4)	(0.9)	(4.3)
Changes in working capital, net of investing activities:
Prepaids and other assets	(8.2)	(0.8)	(9.0)
Accounts payable	4.1	(0.5)	3.6
Accrued liabilities	0.6	(3.9)	(3.3)
Deferred contract costs	(8.0)	4.7	(3.3)
Deferred revenue	3.7	3.4	7.1
Net cash flows provided by operating activities	156.7	(0.9)	155.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(188.1)	0.9	(187.2)
Other property, equipment and intangible additions	(4.7)	(0.5)	(5.2)
Net cash flows used in investing activities	(188.6)	0.4	(188.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(0.5)	0.5	—
Net cash flows provided by financing activities	1.3	0.5	1.8

NOTE 4. NextView / EnhancedView Programs

DigitalGlobe recognizes revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the percentage of capacity of the Company’s constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires the Company to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with the Company’s satellites, as well as the addition of a new satellite, WorldView-3, which is currently under construction. As of the end of July 2012, DigitalGlobe has installed all remote ground terminals in accordance with the EnhancedView SLA. During the first and second quarters of 2012, the Company and NGA agreed to modifications of EnhancedView that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modification did not result in a material change to the SLA accounting and DigitalGlobe continues to use the proportional performance method of revenue recognition. As capacity is added to the Company’s constellation, DigitalGlobe recognizes revenue in direct proportion to the amount of incremental capacity that is made available to NGA. The capacity increases made available to NGA as a result of the contract modification and additional remote ground terminals resulted in EnhancedView SLA revenue as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Total EnhancedView SLA revenue	$51.4	$39.3	$144.5	$114.6
EnhancedView SLA revenue deferred during the period	13.8	24.8	47.7	74.5

Given the significant amount of constellation capacity expected to be generated by WorldView-3 and the increasing percentage of capacity that will be made available to NGA once WorldView-3 becomes operational, DigitalGlobe anticipates a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”). The expected increase in revenue will reflect the cash received from NGA plus amortization of deferred revenue.

Under the EnhancedView SLA, assuming all option years under the agreement are exercised and funded, and that future systems and satellites are operational according to the Company’s current plan, DigitalGlobe will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of EnhancedView, which began on September 1, 2010, with an increase to $25.0 million per month in years five through ten, beginning in September 2014. On July 24, 2012, NGA exercised its second option period under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2012 through August 31, 2013. Each monthly payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that we have performed all SLA performance criteria in the agreement each month, no performance penalty will be applied to that month. If NGA determines that not all of the SLA performance criteria were met in a given month, a performance penalty is assessed for that

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

month. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services, or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. For the three months ended September 30, 2012 and 2011, there were no performance penalties. For the three months ended June 30, 2012, DigitalGlobe had a penalty of $0.2 million which was consumed by NGA during the third quarter of 2012. For the three months ended March 31, 2011, DigitalGlobe had a penalty of $0.2 million which was consumed by NGA during the second quarter of 2011.

NOTE 5. Information on Segments and Major Customers

DigitalGlobe’s business is conducted through two segments: (i) defense and intelligence and (ii) commercial. The Company’s imagery products and services consist of imagery that DigitalGlobe processes to varying levels according to the customer’s specifications. Customers can purchase satellite or aerial images that are archived in the Company’s ImageLibrary. Customers can also order imagery content by placing custom orders, which require tasking of DigitalGlobe satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports.

The business is organized around the defense and intelligence and commercial segments because DigitalGlobe believes that customers in these two groups are identifiably similar in terms of their areas of focus, imaging needs and purchasing habits. DigitalGlobe delivers its products and services using the distribution method that best suits the Company’s customers’ needs.

The vast majority of the dollar value of DigitalGlobe fixed assets are the satellites and the ground based production and support facilities that are common to all segments. There are no significant identifiable assets specifically dedicated to either segment.

Only those costs directly associated with the two segments are shown in cost of revenue and selling, general and administrative expenses in those segments. All expenses which are common to both segments and/or represent corporate operating costs are included in the unallocated cost section. Substantially all of the Company’s assets are located in the United States.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011 Revised	2012	2011 Revised
Defense and Intelligence:
Revenue	$81.1	$65.3	$230.9	$191.4
Cost of revenue, excluding depreciation and amortization	5.9	6.8	18.0	15.0
Selling, general and administrative	2.0	2.3	5.9	7.5

Segment results of operations	73.2	56.2	207.0	168.9

Commercial:
Revenue	26.1	16.6	65.1	50.4
Cost of revenue, excluding depreciation and amortization	2.2	1.2	5.8	4.0
Selling, general and administrative	5.6	4.8	15.5	14.4

Segment results of operations	18.3	10.6	43.8	32.0

Unallocated Common Costs:
Cost of revenue, excluding depreciation and amortization	13.4	10.5	35.7	28.0
Selling, general and administrative	32.5	23.7	82.0	73.3
Depreciation and amortization	28.9	29.1	86.5	87.5

Unallocated costs	74.8	63.3	204.2	188.8

Income from operations	16.7	3.5	46.6	12.1
Other income (expense), net, including loss from joint venture	(0.7)	—	(1.1)	0.2
Interest income (expense), net	(1.9)	(4.1)	(7.7)	(17.7)

Income (loss) before income taxes	$14.1	$(0.6)	$37.8	$(5.4)

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. Property and Equipment

Property and equipment consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
Construction in progress	$433.0	$305.9
Computer equipment and software	136.5	127.1
Machinery and equipment	32.3	24.5
Furniture and fixtures	19.2	15.1
Land and land improvements	0.3	0.3
WorldView-2 satellite	463.2	463.2
WorldView-1 satellite	473.2	473.2
QuickBird satellite	174.4	174.4

Total property and equipment	1,732.1	1,583.7
Accumulated depreciation and amortization	(648.4)	(563.9)

Property and equipment, net	$1,083.7	$1,019.8

Construction in progress includes DigitalGlobe’s WorldView-3 satellite, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $28.9 million and $29.1 million for the three months ended September 30, 2012 and 2011, respectively and $86.5 million and $87.5 million for the nine months ended September 30, 2012 and 2011, respectively.

The capitalized costs of DigitalGlobe’s satellites and related ground systems include internal and external direct labor costs, internally developed software and direct material costs which support the construction and development of the Company’s satellites and related ground systems. The cost of the Company’s satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through in-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

Following each satellite launch, and at least annually thereafter, DigitalGlobe reviews the expected operational life of its satellites. A satellite’s expected operational life is determined by considering certain factors including:

•	the probabilities of failure of the satellite’s components from design or manufacturing defects;

•	environmental stresses or other causes;

•	the quality of construction;

•	the supply of fuel;

•	the expected gradual environmental degradation of solar panels and other components;

•	projected levels of solar radiation;

•	the durability of various satellite components; and

•	the orbits in which the satellites are placed.

DigitalGlobe has generally aligned the annual assessment of the useful life of the operating satellites with the timing of its insurance renewals in the second half of the calendar year, and performs the annual assessment of the useful life of the QuickBird, WorldView-1 and WorldView-2 satellites in the fourth quarter of the calendar year or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Changes to the estimated useful life of DigitalGlobe’s satellites and related impact on the depreciation expense will be accounted for on a prospective basis as of the date of the change.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. Other Accrued Liabilities and Other Long-Term Liabilities

(in millions)	September 30, 2012	December 31, 2011
Compensation and other employee benefits	$11.8	$10.3
Accrued expense	6.1	8.2
Construction in progress accruals	13.1	10.7
Other	11.9	8.3

Total other accrued liabilities	$42.9	$37.5

Compensation and other employee benefits include accrued bonus expense and vacation accrual. Accrued expense primarily represents the current portion of payments to third parties for work performed on our direct access facilities. Construction in progress accruals include amounts due for milestone payments due on the procurement and construction of our WorldView-3 satellite. Other accruals consist of costs related to the proposed merger, third party commission expense, professional fees, accrued taxes and the current portion of deferred lease incentives.

Long-term accrued liabilities, recorded at December 31, 2011, consist of future payments related to the construction of a direct access facility.

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

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,538.3 million as of September 30, 2012. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The Credit Agreement also requires the Company to comply with a maximum leverage ratio and minimum interest coverage ratio. As of September 30, 2012, the Company is in compliance with its debt covenants.

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

The following table summarizes our interest expense, accretion of debt discount, amortization of the deferred financing fees and interest capitalized for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011 Revised	2012	2011 Revised
Interest expense	$7.3	$9.3	$21.8	$27.9
Accretion of debt discount	0.5	0.7	1.5	1.9
Deferred financing and line of credit fees	0.4	0.5	1.3	1.5
Capitalized interest	6.4	5.9	17.3	14.1

Senior Secured Notes

DigitalGlobe issued $355.0 million principal amount of DigitalGlobe’s senior secured notes in April 2009, net of the issuance discount of $13.2 million and paid fees and expenses of $10.2 million, which were recorded in deferred financing costs. As of September 30, 2011, the senior secured notes had a carrying value of $348.0 million. The senior secured notes were guaranteed by certain of the Company’s subsidiaries and secured by nearly all of its assets, including the shares of capital stock of certain of DigitalGlobe’s subsidiaries, and the QuickBird, WorldView-1 and WorldView-2 satellites. On October 12, 2011, the Company entered into the Credit Agreement and paid the full obligation under the senior secured notes.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Letters of Credit

At September 30, 2012 and December 31, 2011, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. At September 30, 2012 and December 31, 2011, the Company had $9.5 million and $16.3 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit, and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

NOTE 9. Fair Values of Financial Instruments

When measuring the financial instruments, DigitalGlobe uses a market-based measurement, not an entity-specific measurement, and determines the fair value based on the assumptions that market participants would use in pricing the asset or liability. Fair value losses or gains are reported when identified.

The Company uses the valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at September 30, 2012	$173.1	$173.1	$—	$—
Cash equivalents at December 31, 2011	166.0	166.0	—	—

DigitalGlobe cash equivalents consist of investments acquired with maturity dates of less than 90 days and are classified within Level 1 of the valuation hierarchy. At September 30, 2012 and December 31, 2011, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of September 30, 2012 and December 31, 2011.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the senior secured facility was based upon trading activity among lenders.

(in millions)	Total Carrying Value	Estimated Fair Value
Senior Secured Credit Facility at September 30, 2012	$484.4	$485.6
Senior Secured Credit Facility at December 31, 2011	486.6	490.0

NOTE 10. Stockholders’ Equity

Treasury Stock

There were no open market repurchases of DigitalGlobe’s common stock during the three and nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, certain participants elected to have the Company withhold 40,405 shares and 21,781 shares, respectively, to pay for minimum taxes due, in accordance with the amended and restated 2007 Employee Stock Option Plan (the “2007 Plan”), at the time their restricted stock vested. Such shares have been included in treasury shares.

Stock-Based Compensation Programs

The Company has equity compensation plans that provide for the grants of stock options, restricted stock awards and unrestricted shares to employees, officers and non-employee directors. During May 2012, the Company amended and restated the 2007 Plan, increasing the number of shares authorized for issuance by an additional 3,400,000 shares to an aggregate total of 8,800,000 shares, including the addition of 400,000 shares through implementation of an evergreen provision, and extending the term of the 2007 Plan for 10 years from the date of the amendment.

A summary of stock option activity for the nine months ended September 30, 2012 is presented below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2011	3,496,200	$23.49
Granted	1,048,318	12.00
Exercised	(197,573)	12.50
Forfeited/Expired	(513,695)	22.07

Outstanding – September 30, 2012	3,833,250	21.09

Exercisable – September 30, 2012	2,108,143	$23.63

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

During the nine months ended September 30, 2012, the Company awarded 461,816 shares of restricted stock to certain employees, which will vest over four years and 36,751 unrestricted shares to independent members of DigitalGlobe’s board of directors pursuant to applicable compensation plans which vest immediately on the date of grant. In addition, during the second quarter of 2012, 105,835 shares of restricted stock were granted to certain employees where vesting is contingent upon meeting both a service requirement and a performance condition. The number of shares that ultimately vest is based on a measurement of the Company’s average annual return on invested capital (“ROIC”) for the period from January 1, 2012 through December 31, 2014. The actual number of shares that may ultimately vest can range from zero to 211,670 shares. Compensation expense is recognized on the number of shares that will ultimately vest, currently estimated to be 105,835 shares, amortized on a graded attribution basis over the requisite service period of three years. Changes to the number of shares expected to vest will result in a cumulative catch-up or reduction of expense in the period in which the change in estimate is made. The fair value of these awards was the closing price of the Company’s common stock on the date of grant, which was generally $15.82 per share. A summary of restricted stock activity for the nine months ended September 30, 2012 is shown below:

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards	No. of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	371,777	$27.55
Granted	604,402	14.08
Forfeited	(185,271)	27.85
Vested	(50,547)	22.11

Non-vested at September 30, 2012	740,361	$16.94

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

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2012	2011 Revised	2012	2011 Revised
Earnings (loss) per share:
Net income (loss)	$8.5	$1.1	$21.9	$(1.1)

Basic weighted average number of common shares outstanding	46.2	46.3	46.1	46.2
Assuming exercise of stock options and restricted shares	0.3	0.4	0.2	0.6

Diluted weighted average number of common shares outstanding	46.5	46.7	46.3	46.8

Earnings (loss) per share:
Basic	$0.18	$0.02	$0.48	$(0.02)

Diluted	$0.18	$0.02	$0.47	$(0.02)

The number of options and non-vested restricted stock awards that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive, totaled 4.4 million and 2.1 million for the three months ended September 30, 2012 and 2011, respectively and 4.7 million and 1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 12. Proposed Merger

On July 22, 2012, DigitalGlobe entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GeoEye, Inc. (“GeoEye”), 20/20 Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DigitalGlobe, and WorldView, LLC, a Delaware limited liability company and a wholly owned subsidiary of DigitalGlobe. Under the terms of the Merger Agreement, GeoEye common stockholders will have the right to elect to receive either: (i) 1.137 shares of DigitalGlobe common stock and $4.10 in cash, (ii) 100% of the consideration in cash ($20.27 per share) or, (iii) 100% of the consideration in stock (1.425 shares of DigitalGlobe common stock), for each share of GeoEye common stock they own, with the amount of cash and stock subject to proration depending upon the elections of GeoEye common stockholders, such that the aggregate consideration mix reflects the ratio of 1.137 shares of DigitalGlobe common stock and $4.10 in cash per share of GeoEye common stock. Accordingly, the aggregate consideration pursuant to the Merger Agreement is a fixed amount of shares and cash. DigitalGlobe expects to issue approximately 26.0 million shares of common stock and pay $93.9 million to GeoEye’s common stockholders.

In addition, each issued and outstanding share of the 80,000 shares of Series A convertible preferred stock of GeoEye will be converted into: (i) one share of a newly-designated Series A convertible preferred stock of DigitalGlobe, and (ii) $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A preferred stock is convertible. As a result, DigitalGlobe expects to pay $11.0 million in cash to GeoEye’s Series A convertible preferred stockholders. Upon completion of the transaction, DigitalGlobe stockholders are currently expected to own approximately 64% and GeoEye stockholders are currently expected to own approximately 36% of the combined company.

The transactions contemplated pursuant to the Merger Agreement (the “Merger”) will be accounted for under the acquisition method of accounting. Total Merger-related transaction costs expected to be incurred by the Company are estimated to be approximately $40.2 million including legal, accounting, advisory fees and fairness opinions and integration consulting fees, but excluding any fees associated with refinancing the debt of the combined company. In connection with the transactions contemplated by the Merger Agreement, DigitalGlobe has obtained a commitment for a $1.2 billion credit facility from Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The transaction, which is expected to be completed in the fourth quarter of 2012 or the first quarter of 2013, is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals and approval from DigitalGlobe and GeoEye stockholders.

NOTE 13. Related Party Transactions

Morgan Stanley/Morgan Stanley & Co. Incorporated

At September 30, 2012 and December 31, 2011, Morgan Stanley and its affiliates held approximately 7.5 million shares, or 15.9% and 16.1%, respectively, of the Company’s common stock. Morgan Stanley currently has the right to propose three directors for nomination to the Board of Directors, all of whom must be independent. Pursuant to the Investor Agreement between the Company and Morgan Stanley, four of DigitalGlobe’s current board of directors, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus, are Morgan Stanley’s designees. Mr. Albert, Mr. Jenson, Mr. Whitehurst, Mr. Cyprus and Mr. Zervigon are independent directors, as defined under the applicable rules of the New York Stock Exchange.

NOTE 14. Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. DigitalGlobe currently leases 233,903 square feet of office and operations space in two locations in Longmont, Colorado. This space includes the Company’s principal executive offices. The rent varies in amounts per year through its expiration date in August 2015. Lease expense for the Longmont location has been recorded on the straight-line basis over the term of the lease. The Company received approximately $9.1 million of certain rent incentives that DigitalGlobe have deferred and are amortizing over the life of the lease. Net leasehold improvements totaling $4.6 million and $2.4 million at September 30, 2012 and December 31, 2011, respectively, are being amortized ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense net of sublease income approximated $0.8 million and $0.6 million for each of the three months ended September 30, 2012 and 2011, respectively. Rent expense net of sublease income, approximated $2.6 million and $1.8 million for each of the nine months ended September 30, 2012 and 2011, respectively.

DigitalGlobe enters into agreements in the ordinary course of business with resellers and others. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of DigitalGlobe’s products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require us to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by us or DigitalGlobe’s employees, agents or representatives. In addition, from time to time DigitalGlobe has made guarantees regarding the performance of the Company’s systems to its customers. The majority of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

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

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. The actions were captioned: Behnke v. GeoEye, Inc., et al., No. 1:12-CV-826-CMH-TCB, filed on July 26, 2012; Braendli v. GeoEye, Inc., et al., No. 1:12-CV-841-CMH-TRJ, filed on July 30, 2012; and Crow v. Abrahamson, et al., No. 1:12-CV-842-CMH-TCB, filed on July 30, 2012. On September 7, 2012, the Court ordered the consolidation of the three actions. The consolidated action is captioned: In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB. The Court’s consolidation order provided for, among other things, the appointment of the law firms of Robbins Geller Rudman & Dowd LLP, Levi & Korsinsky LLP and Finkelstein Thompson LLP as members of the Plaintiffs’ Executive Committee of Lead Counsel (“Lead Counsel”) and the setting of the defendants’ response date to the amended complaint as 30 days after its filing.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (the “MOU”) to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the completion of confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material to the combined company. The foregoing description of the MOU does not purport to be complete, and is qualified in its entirety by reference to the MOU.

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that the anticipated benefits and synergies from the proposed strategic combination of the Company and GeoEye, cannot be fully realized or may take longer to realize than expected and the risk that a condition to closing of the proposed strategic combination may not be satisfied; the outcome of pending or threatened litigation; the loss or impairment of our satellites; delays in the construction and launch of WorldView-3; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; and other important factors, all as described more fully in our filings with the SEC, including our Annual Report on Form 10-K.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers are governments, including U.S. and foreign defense and intelligence, and civil agencies and providers of location-based services. Additionally we serve a wide variety of companies in other industry vertical markets, such as financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily via our three high-resolution imaging satellites and managed in our imagery archive, which we refer to as our ImageLibrary. We believe our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 2.6 billion square kilometers of imagery, with the capacity to add approximately 2.9 million square kilometers of imagery every day. As of September 30, 2012, our collection capacity was nearly one billion square kilometers of imagery per year or roughly seven times the earth’s land surface area and offers intraday revisit around the globe.

Proposed Merger

On July 22, 2012, DigitalGlobe entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GeoEye, Inc. (“GeoEye”), 20/20 Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DigitalGlobe, and WorldView, LLC, a Delaware limited liability company and a wholly owned subsidiary of DigitalGlobe. Under the terms of the Merger Agreement, GeoEye common stockholders will have the right to elect to receive either: (i) 1.137 shares of DigitalGlobe common stock and $4.10 in cash, (ii) 100% of the consideration in cash ($20.27 per share) or, (iii) 100% of the consideration in stock (1.425 shares of DigitalGlobe common stock), for each share of GeoEye common stock they own, with the amount of cash and stock subject to proration depending upon the elections of GeoEye common stockholders, such that the aggregate consideration mix reflects the ratio of 1.137 shares of DigitalGlobe common stock and $4.10 in cash per share of GeoEye common stock. Accordingly, the aggregate consideration pursuant to the Merger Agreement is a fixed amount of shares and cash. DigitalGlobe expects to issue approximately 26.0 million shares of common stock and pay $93.9 million to GeoEye’s common stockholders.

DigitalGlobe, Inc.

In addition, each issued and outstanding share of the 80,000 shares of Series A convertible preferred stock of GeoEye will be converted into: (i) one share of a newly-designated Series A convertible preferred stock of DigitalGlobe, and (ii) $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A preferred stock is convertible. As a result, DigitalGlobe expects to pay $11.0 million in cash to GeoEye’s Series A convertible preferred stockholders. Upon completion of the transaction, DigitalGlobe stockholders are currently expected to own approximately 64% and GeoEye stockholders are currently expected to own approximately 36% of the combined company.

The transactions contemplated pursuant to the Merger Agreement (the “Merger”) will be accounted for under the acquisition method of accounting. Total Merger-related transaction costs expected to be incurred by the Company are estimated to be approximately $40.2 million including legal, accounting, advisory fees and fairness opinions and integration consulting fees, but excluding any fees associated with refinancing the debt of the combined company. In connection with the transactions contemplated by the Merger Agreement, DigitalGlobe has obtained a commitment for a $1.2 billion credit facility from Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc.

The transaction, which is expected to be completed in the fourth quarter of 2012 or the first quarter of 2013, is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals and approval from DigitalGlobe and GeoEye stockholders.

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

The following is a description of the nature of the errors (see Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the impact on the 2011 quarterly financial information):

•

In three of the Company’s DAP customer contracts, the up-front payments contractually negotiated for the facility were less than the actual third-party costs to manufacture the facility. As each of the three facilities was brought into service, it was the Company’s accounting policy to amortize both the deferred revenue and deferred contracts costs over the estimated customer relationship periods, which periods are consistent with the estimated remaining useful life of the satellite being accessed. However, the Company has concluded that this accounting policy was in error and that it should have been recognizing the deferred contract costs in excess of the deferred revenues (for each individual customer) over the related initial contract period.

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

•	The Company incorrectly calculated certain DAP access minutes.

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

DigitalGlobe, Inc.

Products and Services

We offer earth imagery products and services that are comprised of imagery from our three high-resolution satellite constellations as well as aerial imagery that we acquire from third party suppliers. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution methods that best suit our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary, or by placing custom orders, which require tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports and harbors or airports. For example, our Global Basemap product features comprehensive color imagery of the Earth’s surface that is refreshed on a routine basis and is delivered to customers according to geographic need.

Our ImageLibrary currently houses what we believe to be the most comprehensive, up-to-date, high-resolution archive of commercial earth imagery in the world. It is a collection of substantially all imagery acquired by our QuickBird, WorldView-1 and WorldView-2 satellites, whether tasked for a specific customer or collected on a speculative basis, as well as aerial imagery and other satellite imagery we have purchased to supplement our satellite imagery. We have collected and stored millions of high-resolution imagery scenes covering over 2.6 billion square kilometers in the ImageLibrary. For the nine months ended of 2012, approximately 50% of our revenue, excluding the National Geospatial-Intelligence Agency (“NGA”) Service Level Agreements (“SLA”), is generated from purchases from our ImageLibrary.

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

We also use enhanced processing to produce mosaic and stereo imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product. We use specialized collection and enhanced processing to produce stereo imagery products. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate and life like creation of stereo maps that can be used in flight simulations, environmental analysis and other consumer end products.

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications. Delivery options include desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol, and physical media such as hard drives.

We offer an additional distribution option through our DAP that allows certain customers, approved by the U.S. government, to task and download data directly from our WorldView-1 and WorldView-2 satellites within their regional area of interest. The DAP is designed to meet the enhanced information and operational security needs of a select and limited number of defense and intelligence customers and certain commercial customers. To date, we have signed six customer contracts for our DAP, four of whom have been operational since the second half of 2010. We began providing services to our fifth DAP customer during the first quarter of 2012. We signed a contract with our sixth customer in the third quarter of 2012.

We sell our products and services through a combination of direct and indirect channels, a global network of resellers, strategic partners, direct enterprise sales and web services.

The following table summarizes our percentage of direct sales and reseller and partner sales:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011 Revised	2012	2011 Revised
Direct sales	86.5%	84.9%	86.7%	86.9%
Reseller and partner sales	13.5	15.1	13.3	13.1

	100.0%	100.0%	100.0%	100.0%

DigitalGlobe, Inc.

Backlog

The following table represents our backlog as of September 30, 2012:

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
EnhancedView SLA	$232.9	$2,503.5
DAP	47.9	158.7
Amortization of pre-full operational capability (“FOC”) payments related to NextView	25.5	143.6
Other (1)	59.9	204.8

Total Backlog	$366.2	$3,010.6

(1)

Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from U.S. and International defense and intelligence and commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten year term of EnhancedView, amounts committed under DAP agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts on which we participate for products and services that we believe we are qualified to provide.

EnhancedView has a ten-year term, inclusive of nine annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining eight option years, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject to annual appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

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

Significant Customer

On August 6, 2010, we entered into EnhancedView with the NGA. The EnhancedView SLA has an effective date of September 1, 2010. EnhancedView has a ten year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the federal budget process, and the right of NGA to terminate or suspend the contract at any time. On July 24, 2012, NGA exercised the second option period under the EnhancedView SLA to extend the EnhancedView SLA for the period of September 1, 2012 through August 31, 2013.

The EnhancedView SLA is sized at $2.8 billion over the term of the contract assuming NGA exercises all of its options and we perform as specified; $250.0 million annually, or $20.8 million per month, for the first four contract years, commencing September 1, 2010, with an increase to $300.0 million annually, or $25.0 million per month, for the remaining six years of the contract term. The award also provides for up to $750.0 million for value added products, infrastructure enhancements and other services, including the option for NGA to require us to lower WorldView-2 to an altitude of 496 km at any time after September 1, 2013. We will be required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. To support requirements under this agreement, we have begun the procurement and construction of our next satellite, WorldView-3, as well as certain other infrastructure improvements. The infrastructure improvements include the addition of seven remote ground terminals that enable us to communicate more frequently with our satellites that has an additional benefit of increasing our imaging download capacity, and the addition of certain infrastructure that integrates our imagery delivery systems more closely with the U.S. government.

We recognize revenue for the $2.8 billion in services to be provided under the EnhancedView SLA using a proportional performance method based upon the estimated capacity of our constellation made available to NGA compared to the total capacity to be provided over the life of the contract. The contract requires us to increase capacity of the constellation through the installation of additional remote ground terminals, which communicate directly with our satellites, as well as the addition of an entirely new satellite, WorldView-3. As of July 2012, we have installed all remote ground terminals in accordance with EnhancedView. During the first and

DigitalGlobe, Inc.

second quarters of 2012, the Company and NGA agreed to modifications of EnhancedView that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modification did not result in a material change to the SLA accounting. We will continue to use the proportional performance method of revenue recognition. Our WorldView-3 satellite is currently expected to be ready for launch in mid-2014. As capacity is added to our constellation, we recognize revenue in direct proportion to the amount of incremental capacity that is made available to NGA. As of September 1, 2012, we increased the capacity of the constellation made available to NGA and are now recognizing approximately $18.9 million in revenue per month under the EnhancedView SLA. For the nine months ended September 30, 2012, we recognized approximately $144.5 million of revenue, and recorded $47.7 million of deferred revenue related to the EnhancedView SLA contract. As of September 30, 2012, there was $167.8 million in total deferred revenue from the inception of the EnhancedView SLA. Given the significant amount of constellation capacity expected to be generated by the WorldView-3 satellite and the increasing percentage of capacity that NGA will acquire from us once our WorldView-3 satellite becomes operational, we anticipate a material increase in revenue once WorldView-3 satellite reaches FOC. The expected increase in revenue will reflect the cash received from NGA plus amortization of deferred revenue.

Under the EnhancedView SLA, assuming all option years under the agreement are exercised and funded, and that future systems and satellites are operational according to our current plan, we will receive a monthly non-refundable cash payment of approximately $20.8 million from NGA during the first four years of EnhancedView, which began on September 1, 2010, with an increase to $25.0 million per month in years five through ten, beginning in September 2014. Each monthly payment is subject to a performance penalty, ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that we have performed all SLA performance criteria in the agreement each month, no performance penalty will be applied to that month. If the Company incurs a performance penalty due to NGA’s assessment that not all performance criteria have been met, a penalty is incurred. The Company retains the cash; however, the penalty amount will be applied to mutually agreeable future products and services, or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. For the three months ended September 30, 2012 and 2011, there were no performance penalties. For the three months ended June 30, 2012, we had a penalty of $0.2 million which was consumed by NGA during the third quarter of 2012. For the three months ending March 31, 2011, we had a penalty of $0.2 million which was consumed by NGA during the second quarter of 2011.

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

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011 Revised	2012	2011 Revised
Revenue:
Defense and intelligence	$81.1	$65.3	$230.9	$191.4
Commercial	26.1	16.6	65.1	50.4

Total Revenue	$107.2	$81.9	$296.0	$241.8

Revenue as a Percent of Total:
Defense and intelligence	75.7%	79.7%	78.0%	79.2%
Commercial	24.3	20.3	22.0	20.8

Total Revenue	100.0%	100.0%	100.0%	100.0%

DigitalGlobe, Inc.

Total U.S. and foreign sales were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011 Revised	2012	2011 Revised
Revenue:
U.S.	$76.4	$56.3	$209.0	$164.4
Foreign	30.8	25.6	87.0	77.4

Total Revenue	$107.2	$81.9	$296.0	$241.8

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

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenues to access our satellite constellation are recognized over time based on minutes of actual usage. The revenues and costs associated with the sales of a DAP facility are deferred until we can provide contractually specified access to our operational satellites. The revenues and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenues, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. During 2011, we provided satellite access time to four of our current DAP customers’ ground terminals. The contract with the fifth customer became effective in the first quarter of 2012. We signed a contract with our sixth customer in the third quarter of 2012.

For the three months ended September 30, 2012 and 2011, we generated approximately 69.1% and 67.9% of our defense and intelligence revenue from paid tasking and 30.9% and 32.1% from our ImageLibrary, respectively. For the nine months ended September 30, 2012 and 2011, we generated approximately 70.8% and 68.8% of our defense and intelligence revenue from paid tasking and 29.2% and 31.2% from our ImageLibrary, respectively.

For the three months ended September 30, 2012 and 2011, our top five defense and intelligence customers accounted for 96.1% and 96.2%, respectively of our defense and intelligence revenue. For the nine months ended September 30, 2012 and 2011, our top five defense and intelligence customers accounted for 95.3% and 90.6%, respectively of our defense and intelligence revenue. We believe that we will have additional growth opportunities internationally through upselling current DAP minutes to current customers as well as signing additional DAP customers to come online in the future in addition to building our relationship with NGA and other U.S. defense organizations.

DigitalGlobe, Inc.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011 Revised	2012	2011 Revised
Defense and Intelligence Revenue:
U.S. and Canada revenue:
EnhancedView SLA	$51.4	$39.3	$144.5	$114.6
Other revenue and value added services	8.2	5.7	20.6	16.0
Amortization of pre-FOC payments related to NextView	6.4	6.4	19.1	19.1

Total U.S. and Canada revenue	66.0	51.4	184.2	149.7

International revenue, excluding Canada	0.7	1.8	6.0	6.3
DAP revenue	14.4	12.1	40.7	35.4

Total international revenue, excluding Canada	15.1	13.9	46.7	41.7

Total defense and intelligence revenue	$81.1	$65.3	$230.9	$191.4

Revenue as a Percent of Total:
U.S. and Canada	81.4%	78.7%	79.8%	78.2%
International, excluding Canada	18.6	21.3	20.2	21.8

	100.0%	100.0%	100.0%	100.0%

Reseller and Direct Sales:
Direct Sales	99.6%	98.4%	98.7%	98.4%
Resellers	0.4	1.6	1.3	1.6

	100.0%	100.0%	100.0%	100.0%

Commercial Revenue

Our commercial segment consists of both traditional and location based services customers. Our traditional customers are primarily civil government agencies, and energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Providers of location-based services include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to expand their products and services. Customers in other industry verticals are represented by financial services, oil and gas, telecommunications, utilities, environmental services and other industry verticals who use our imagery in a wide range of applications.

Our commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through multi-year contracts, depending on the solution that best suits their application. We sell to these customers directly and through resellers.

For the three months ended September 30, 2012 and 2011, we generated approximately 24.0% and 31.7% of our commercial revenue from paid tasking and 76.0% and 68.3% from our ImageLibrary, respectively. For the nine months ended September 30, 2012 and 2011, we generated approximately 23.4% and 23.6% of our commercial revenue from paid tasking and 76.6% and 76.4% from our ImageLibrary, respectively.

For the three months ended September 30, 2012 and 2011, our top five commercial customers accounted for 53.8% and 49.0% of our commercial revenue, respectively. For the nine months ended September 30, 2012 and 2011, our top five commercial customers accounted for 47.7% and 36.1% of our commercial revenue, respectively. We believe that we will have additional growth opportunities internationally especially in countries with rapidly developing economies, such as Brazil, China and Russia, and, as a result, we expect that long-term sales growth in our commercial segment will be higher outside of the United States.

DigitalGlobe, Inc.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011 Revised	2012	2011 Revised
Commercial Revenue:
Americas (1)	$13.4	$7.4	$32.6	$21.1
International	12.7	9.2	32.5	29.3

Total commercial revenue	$26.1	$16.6	$65.1	$50.4

Revenue as a Percent of Total:
Americas (1)	51.3%	44.6%	50.1%	41.9%
International	48.7	55.4	49.9	58.1

	100.0%	100.0%	100.0%	100.0%

Reseller and Direct Sales:
Direct sales	45.9%	31.9%	44.0%	43.4%
Resellers	54.1	68.1	56.0	56.6

	100.0%	100.0%	100.0%	100.0%

(1)	Includes North and South America

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

Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction. During 2012, with the expected increase in accumulated costs related to capital projects, including WorldView-3, we expect our capitalized interest will increase, decreasing our interest expense.

We expect our future interest expense to decrease due to capitalization of these costs to the construction of our WorldView-3 satellite and other infrastructure until the anticipated commissioning of WorldView-3 in 2014. The costs of our satellites include capitalized interest costs incurred during the construction and development period of the satellite. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in their construction.

DigitalGlobe, Inc.

Results of Operations

For the Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following tables summarize our historical results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and our expenses as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Change
(in millions)	2012	2011 Revised(1)	$	Percent
Historical results of operations:
Defense and intelligence revenue	$81.1	$65.3	$15.8	24.2%
Commercial revenue	26.1	16.6	9.5	57.2

Total revenue	107.2	81.9	25.3	30.9
Cost of revenue excluding depreciation and amortization	21.5	18.5	3.0	16.2
Selling, general and administrative	40.1	30.8	9.3	30.2
Depreciation and amortization	28.9	29.1	(0.2)	(0.7)

Income from operations	16.7	3.5	13.2	377.1
Other income (expense), net, including loss from joint venture	(0.7)	—	(0.7)	*
Interest income (expense), net	(1.9)	(4.1)	2.2	*

Income (loss) before income taxes	14.1	(0.6)	14.7	*
Income tax (expense) benefit	(5.6)	1.7	(7.3)	*

Net income	$8.5	$1.1	$7.4	* %

*	Not meaningful

(in millions)	Three months ended September 30,
	2012	2011 Revised(1)
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	20.0	22.6
Selling, general and administrative	37.4	37.6
Depreciation and amortization	27.0	35.6

Income from operations	15.6	4.2
Other income (expense), net, including loss from joint venture	(0.6)	—
Interest income (expense), net	(1.8)	(5.0)

Income (loss) before income taxes	13.2	(0.8)
Income tax (expense) benefit	(5.3)	2.1

Net income	7.9%	1.3%

(1)	The Company revised its financial information for the third quarter of 2011. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more detail.

Revenue increased $25.3 million or 30.9% to $107.2 million for the three months ended September 30, 2012 from $81.9 million for the three months ended September 30, 2011.

There was an increase of $15.8 million or 24.2%, in defense and intelligence revenue during the three months ended September 30, 2012, to $81.1 million from $65.3 million for the three months ended September 30, 2011. This increase was the result of $12.1 million of additional revenue recognized under the EnhancedView SLA resulting from the increased amount of capacity made available to NGA for EnhancedView. In addition, there was a $2.5 million increase in U.S. Government value added services revenue. The increase of $9.5 million, or 57.2%, in commercial revenue to $26.1 million for the three months ended September 30, 2012 from $16.6 million for the three months ended September 30, 2011, was due to a $4.1 million increase from location-based services, a $3.1 million increase in other verticals and a $2.3 million increase internationally among civil government customers.

Cost of revenue increased $3.0 million or 16.2%, during the three months ended September 30, 2012 to $21.5 million from $18.5 million for the three months ended September 30, 2011. The higher expenses are attributed to (i) a $1.9 million increase in costs related to the addition of four remote ground terminals brought into service during 2012 to satisfy obligations under EnhancedView to make more imagery capacity available to NGA, (ii) a $1.5 million increase in labor related costs due to employee headcount growth to support the growth of our business, (iii) $1.1 million increase in aerial imagery amortization, and (iv) $0.5 million increase in DAP facility cost amortization. These increases were partially offset by a $3.0 million one-time project that was delivered to NGA in 2011.

DigitalGlobe, Inc.

Selling, general and administrative costs increased $9.3 million or 30.2%, for the three months ended September 30, 2012, to $40.1 million from $30.8 million for the three months ended September 30, 2011. The increase in expense was primarily due to approximately $7.5 million of costs related to the transaction with GeoEye and $4.8 million in labor costs resulting from growth in employee headcount to support the growth of our business, partially offset by $1.4 million of bad debt expense and a $1.0 million decrease in fees paid to third-party service providers.

Depreciation and amortization decreased by $0.2 million or 0.7% for the three months ended September 30, 2012, to $28.9 million from $29.1 million for the three months ended September 30, 2011 due to certain software becoming fully depreciated during the second quarter of 2012. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite, or introduction of significant new capital assets.

Other income (expense), net, including loss from joint venture decreased to $0.7 million for the three months ended September 30, 2012 primarily due to the loss recognized from an investment in a joint venture of $0.4 million.

Interest income (expense), net of capitalized interest, decreased by $2.2 million or 53.7% for the three months ended September 30, 2012 to $1.9 million from $4.1 million during the three months ended September 30, 2011. This decrease is due to lower interest costs as a result of the refinancing of our debt in October 2011 and an increase to 76.2% of our interest being capitalized to capital projects during the three months ended September 30, 2012 as compared to 61.0% during the three months ended September 30, 2011. The increased amount in capitalized interest expense results from the progress on the construction in progress of our WorldView-3 satellite, which is expected to continue until anticipated launch and commissioning in 2014. We anticipate that an increasing percentage of our interest will be capitalized until the WorldView-3 satellite is launched, and that we will capitalize substantially all of our interest during 2013.

Income tax expense increased by $7.3 million for the three months ended September 30, 2012, to $5.6 million from a tax benefit of $1.7 million during the three months ended September 30, 2011. The increase in tax expense is due to the Company having taxable income in the current year as compared to a loss in the same period last year. For the third quarter ended September 30, 2012, we had an effective overall tax rate of 39.7%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes, the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation.

For the Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following tables summarize our historical results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, and our expenses as a percentage of revenue for the periods indicated:

	Nine months ended September 30,		Change
(in millions)	2012	2011 Revised(1)	$	Percent
Historical results of operations:
Defense and intelligence revenue	$230.9	$191.4	$39.5	20.6%
Commercial revenue	65.1	50.4	14.7	29.2

Total revenue	296.0	241.8	54.2	22.4
Cost of revenue excluding depreciation and amortization	59.5	47.0	12.5	26.6
Selling, general and administrative	103.4	95.2	8.2	8.6
Depreciation and amortization	86.5	87.5	(1.0)	(1.1)

Income from operations	46.6	12.1	34.5	285.1
Other income (expense), net, including loss from joint venture	(1.1)	0.2	(1.3)	*
Interest income (expense), net	(7.7)	(17.7)	10.0	*

Income (loss) before income taxes	37.8	(5.4)	43.2	*
Income tax (expense) benefit	(15.9)	4.3	(20.2)	*

Net income (loss)	$21.9	$(1.1)	$23.0	* %

*	Not meaningful

DigitalGlobe, Inc.

(in millions)	Nine months ended September 30,
	2012	2011 Revised(1)
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	20.1	19.4
Selling, general and administrative	35.0	39.4
Depreciation and amortization	29.2	36.2

Income from operations	15.7	5.0
Other income (expense), net, including loss from joint venture	(0.3)	0.1
Interest income (expense), net	(2.6)	(7.3)

Income (loss) before income taxes	12.8	(2.2)
Income tax (expense) benefit	(5.4)	1.7

Net income (loss)	7.4%	(0.5)%

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more detail.

Revenue increased $54.2 million or 22.4% to $296.0 million for the nine months ended September 30, 2012 from $241.8 million for the nine months ended September 30, 2011.

There was an increase of $39.5 million or 20.6%, in defense and intelligence revenue during the nine months ended September 30, 2012, to $230.9 million from $191.4 million for the nine months ended September 30, 2011. This increase was the result of $29.9 million of additional revenue recognized under the EnhancedView SLA resulting from modifications of EnhancedView that included increasing the amount of capacity made available to NGA, a $5.3 million increase in DAP revenue and a $4.6 million increase in U.S. government value added services revenue. The increase of $14.7 million, or 29.2%, in commercial revenue to $65.1 million for the nine months ended September 30, 2012 from $50.4 million for the nine months ended September 30, 2011, was due to a $6.3 million increase internationally among civil government customers, a $5.8 million increase in other verticals and a $2.6 million increase from location-based services.

Cost of revenue increased $12.5 million or 26.6%, for the nine months ended September 30, 2012 to $59.5 million from $47.0 million for the nine months ended September 30, 2011. This increase is attributed to (i) a $5.4 million increase in costs related to the addition of four remote ground terminals brought into service during 2012 and three remote ground terminals brought into service during 2011 to satisfy obligations under EnhancedView to make more imagery capacity available to NGA, (ii) a $3.7 million increase in labor related costs due to employee headcount growth to support the growth in our business, and (iii) a $3.6 million increase in aerial imagery cost amortization.

Selling, general and administrative costs increased $8.2 million or 8.6%, for the nine months ended September 30, 2012, to $103.4 million from $95.2 million for the nine months ended September 30, 2011. This increase in expense was primarily due to approximately $9.7 million of costs related to the transaction with GeoEye and a $7.0 million increase in labor costs due to growth in employee headcount, partially offset by a $5.0 million decrease in stock compensation expense primarily related to the $5.1 million charge related to the departure of the prior chief executive officer in the second quarter of 2011, $1.9 million decrease in bad debt expense, a $1.4 million decrease in fees paid to third-party service providers.

Depreciation and amortization decreased by $1.0 million or 1.1% for the nine months ended September 30, 2012, to $86.5 million from $87.5 million for the nine months ended September 30, 2011 due to the asset life for QuickBird being extended and certain software becoming fully depreciated during 2012. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite or introduction of significant new capital assets.

Other income (expense), net, including loss from joint venture decreased $1.3 million to an expense of $1.1 million for the nine months ended September 30, 2012 from income of $0.2 million for the nine months ended September 30, 2011. The higher expense is primarily due to a loss recognized from an investment in a joint venture of $0.8 million.

Interest income (expense), net of capitalized interest, decreased by $10.0 million or 56.5% for the nine months ended September 30, 2012 to $7.7 million from $17.7 million during the nine months ended September 30, 2011. This decrease is attributed to lower interest cost as a result of refinancing our debt in October 2011 and an increase to 68.7% of our interest being capitalized to capital projects during the nine months ended September 30, 2012 as compared to 44.3% during the nine months ended September 30, 2011. The increased amount in capitalized interest expense is due to the construction in progress of our WorldView-3 satellite, which is currently expected to continue until anticipated launch and commissioning in 2014. We anticipate that an increasing percentage of our interest will be capitalized until the WorldView-3 satellite is launched, and that we will capitalize substantially all of our interest during 2013.

DigitalGlobe, Inc.

Income tax expense increased by $20.2 million for the nine months ended September 30, 2012, to $15.9 million from a tax benefit of $4.3 million during the nine months ended September 30, 2011. The increase in tax expense is due to the Company having taxable income in the current year. For the nine months ended September 30, 2012, we had an effective overall tax rate of 42.1%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation.

Balance Sheet Measures

Total assets increased $97.4 million, or 6.7%, to $1,549.0 million at September 30, 2012 from $1,451.6 million at December 31, 2011. Total assets increased primarily as a result of an increase in property and equipment, net of $63.9 million at September 30, 2012 from $1,019.8 million at December 31, 2011 to $1,083.7 million at September 30, 2012. The increase in property and equipment resulted from an increase in WorldView-3 satellite construction and other infrastructure projects, partially offset by depreciation, and an increase in cash of $35.3 million.

Total liabilities increased $66.1 million, to $1,030.3 million at September 30, 2012 from $964.2 million at December 31, 2011. This increase was due to a net $58.4 million increase in long-term deferred revenue to $377.7 million at September 30, 2012 from $319.3 million at December 31, 2011 primarily due to payments received from NGA under the EnhancedView SLA, offset by the recognition of the pre-FOC payments received under the NextView agreement. The total of accounts payable, other accrued liabilities and long-term accrued liabilities decreased by $10.2 million to $48.4 million at September 30, 2012 from $58.6 million at December 31, 2011. The decrease is primarily related to the timing of accruals and milestone payments on capital projects. Long-term deferred tax liabilities increased by $15.9 million to $75.5 million at September 30, 2012 from $59.6 million at December 31, 2011 as a result of current year income tax expense using a portion of the net operating loss carry forwards.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for approximately 61.3% of our consolidated revenue for the nine months ended September 30, 2012. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for the next twelve months.

In summary, our cash flows were:

	Nine months ended September 30,
(in millions)	2012	2011 Revised
Net cash provided by operating activities	$190.1	$155.8
Net cash used in investing activities	(154.0)	(188.2)
Net cash (used in) provided by financing activities	(0.8)	1.8

Cash provided by operating activities increased to $190.1 million in the nine months ended September 30, 2012 from $155.8 million in the nine months ended September 30, 2011. The $34.3 million increase in operating activities is primarily due to an increase in net income of $23.0 million and deferred income taxes of $19.3 million. These increases were partially offset by an increase in account receivable of $11.3 million.

Cash used in investing activities decreased to $154.0 million in the nine months ended September 30, 2012 from $188.2 million in the nine months ended September 30, 2011. The $34.2 million decrease was primarily due to lower capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure. We anticipate capital expenditures for the satellite to continue throughout the remainder of 2012 and until the completion of WorldView-3, which we currently anticipate to be in 2014.

Cash used in financing activities was $0.8 million in the nine months ended September 30, 2012 as compared with $1.8 million provided by financing activities in the nine months ended September 30, 2011. The $2.6 million decrease was due to quarterly principal repayments on our senior credit facility offset by higher cash proceeds to the Company from an increase in the exercise of stock options.

DigitalGlobe, Inc.

We expect to incur significant costs associated with the transactions contemplated by the Merger Agreement, including approximately $40.2 million of acquisition and $28.9 million of financing related costs. Additionally, we expect to incur significant costs commencing with the closing of those transactions relating to restructuring and integration activities, which may require material cash expenditures. In connection with the transactions contemplated by the Merger Agreement, the Company intends to issue approximately 26.0 million shares of common stock and pay $93.9 million to GeoEye’s common stockholders. In addition, DigitalGlobe has obtained a commitment for a $1.2 billion credit facility from Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc.

Contractual Obligations

As of September 30, 2012, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The obligations of the Company under the credit facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the senior secured notes had a net book value of $1,538.3 million as of September 30, 2012. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to comply with a maximum leverage ratio and minimum interest coverage ratio. As of September 30, 2012 the Company is in compliance with our debt covenants.

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

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012.

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

DigitalGlobe, Inc.

Non-U.S. GAAP Disclosures

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011 Revised(1)	2012	2011 Revised(1)
Net income (loss)	$8.5	$1.1	$21.9	$(1.1)
Depreciation and amortization	28.9	29.1	86.5	87.5
Interest (income) expense, net	1.9	4.1	7.7	17.7
Income tax expense (benefit)	5.6	(1.7)	15.9	(4.3)

EBITDA	$44.9	$32.6	$132.0	$99.8
Expenses associated with GeoEye combination	7.5	—	9.7	—
Non-cash stock compensation expense	2.5	2.3	7.2	11.8
EnhancedView SLA deferred revenue	9.2	16.5	40.9	66.2
EnhancedView SLA outstanding invoices not yet paid by NGA	1.9	6.7	1.9	6.6
Loss (gain) on disposition of assets	0.3	(0.5)	0.3	(0.5)
Loss from joint venture	0.4	—	0.8	—
Amortization of pre-FOC payment related to NextView	(6.4)	(6.4)	(19.1)	(19.1)

Adjusted EBITDA	$60.3	$51.2	$173.7	$164.8

(1)	The Company revised its financial information for the first three quarters of 2011. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more detail.

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles, or U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, as indications of financial performance, or as alternatives to cash flow from operations as measures of liquidity. There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

EBITDA and Adjusted EBITDA are key measures used in internal operating reports by management and the board of directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. In 2012, EBITDA, excluding certain deal costs, is a measure is being used as a key element of the company-wide bonus incentive plan. Prior to 2012, Adjusted EBITDA had been a key element of the company-wide bonus incentive plan.

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

EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. EBITDA excludes losses on derivative instruments, if any, because these are not related to our primary operations.

We use EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with U.S. GAAP.

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

Adjusted EBITDA excludes interest income, interest expense, income taxes and loss on early extinguishment of debt because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA excludes non-cash stock compensation expense and loss from joint venture because these items are non-cash expenses, and expenses associated with the GeoEye combination, loss on derivative instruments and disposal of assets because these are not related to our primary operations.

We use Adjusted EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on this measure as our only measure of operating performance. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with U.S. GAAP.

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

While multiple deliverable arrangements occur throughout our business, the EnhancedView contract with NGA and the DAP make up the majority of our multiple deliverable arrangement activity. EnhancedView and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” and none have been materially modified. As we adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, our fifth DAP agreement was entered into in 2011. We signed a contract with our sixth DAP customer during the third quarter of 2012. The following is a description of the accounting for these arrangements.

EnhancedView. EnhancedView contains multiple deliverables, including an SLA, infrastructure enhancements, and other services. We determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. We recognize revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of our constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.

Direct Access Program. The DAP generally includes construction of the direct access facility, an arrangement to allow the customer access to the satellite to task and download imagery, and other potential deliverables. In these arrangements the facility is generally delivered and accepted at the beginning of the contractual period of performance, and the access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period. Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

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

DigitalGlobe, Inc.

•

Authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have opted for the single statement presentation.

•

Authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. The authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the expanded disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our senior secured credit facility. The facility provides for a $500.0 million term loan facility and a $100.0 million revolving credit facility. At the closing of the facility, we borrowed the full amount of the term loan facility. As of September 30, 2012, we had not drawn any amounts under the revolving credit facility.

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

Based upon the amounts outstanding under the term loan facility as of September 30, 2012 and assuming that the facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest costs under the facility of approximately $5.0 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our senior secured credit facility but have not done so at this time.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, we concluded that, as of December 31, 2011, material weaknesses in our internal control over financial reporting existed as we did not maintain effective controls over the accuracy, completeness and presentation of the accounting for DAP contracts in accordance with U.S. GAAP and management did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, which resulted in audit adjustments related to the DAP, stock-based compensation, and certain accrued liability accounts.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed by the

DigitalGlobe, Inc.

Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During 2012, actions continue to be taken to improve internal control over financial reporting by focusing on the initiatives listed below:

•	initiated the evaluation of the roles and responsibilities for the processes used in the Company’s internal control over financial reporting, including a new DAP process;

•	initiated the evaluation of the technical competencies of the accounting staff;

•	reevaluated the Company’s critical accounting policies and continued the process of documenting these policies;

•	reviewed and updated key internal controls for each significant process and began the process of implementing additional procedures, including DAP controls;

•	enhanced the monthly process to review balance sheet fluctuations and/or unusual transactions;

•	implemented a formal training program for all technical accounting personnel to enable them to remain current with accounting rules, regulations and trends;

•

added permanent and temporary certified public accountants to the Company’s accounting staff to assist in the preparation and review of the quarterly report on Form 10-Q for the period ended September 30, 2012; and

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

DigitalGlobe, Inc.

In light of the material weaknesses described above, the Company performed additional analysis and other post-closing procedures including but not limited to, a detailed review of balance sheet accounts as of September 30, 2012, a review of the Company’s compliance with its critical accounting policies and discussions with independent technical advisors for certain of our complex accounting transactions to ensure that the consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management concluded that the consolidated financial statements in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in internal control over financial reporting during the period covered by this report which have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures of internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. The actions were captioned: Behnke v. GeoEye, Inc., et al., No. 1:12-CV-826-CMH-TCB, filed on July 26, 2012; Braendli v. GeoEye, Inc., et al., No. 1:12-CV-841-CMH-TRJ, filed on July 30, 2012; and Crow v. Abrahamson, et al., No. 1:12-CV-842-CMH-TCB, filed on July 30, 2012. On September 7, 2012, the Court ordered the consolidation of the three actions. The consolidated action is captioned: In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB. The Court’s consolidation order provided for, among other things, the appointment of the law firms of Robbins Geller Rudman & Dowd LLP, Levi & Korsinsky LLP and Finkelstein Thompson LLP as members of the Plaintiffs’ Executive Committee of Lead Counsel (“Lead Counsel”) and the setting of the defendants’ response date to the amended complaint as 30 days after its filing.

A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

DigitalGlobe, Inc.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (the “MOU”) to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the completion of confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material to the combined company. The foregoing description of the MOU does not purport to be complete, and is qualified in its entirety by reference to the MOU.

ITEM 1A.	RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no material changes to our Risk Factors since the filing of our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

DigitalGlobe, Inc.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

2.1†*	Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299)

2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012, Commission File No. 001-34299).

10.48†	Cerberus Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.49†	Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.50†	Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc., and Lt. General James A. Abrahamson, USAF (Ret.) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.51†	Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc., and Matthew M. O’Connell (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.52†#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 31, 2012 formatted in eXtensible Business Reporting Language (XBRL):

(i) Unaudited Condensed Consolidated Statements of Operations

(ii) Unaudited Condensed Consolidated Balance Sheets

(iii) Unaudited Condensed Consolidated Statements of Cash Flows

(iv) Related notes, tagged or blocks of text

†	Filed herewith.
Furnished herewith.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2012	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1†*	Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299)

2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012, Commission File No. 001-34299).

10.48†	Cerberus Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.49†	Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.50†	Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc., and Lt. General
James A. Abrahamson, USAF (Ret.) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.51†	Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc., and Matthew M. O’Connell (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.52†#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 31, 2012 formatted in eXtensible Business Reporting Language (XBRL):

(i) Unaudited Condensed Consolidated Statements of Operations

(ii) Unaudited Condensed Consolidated Balance Sheets

(iii) Unaudited Condensed Consolidated Statements of Cash Flows

(iv) Related notes, tagged or blocks of text

†	Filed herewith.
Furnished herewith.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.