Form 10-K
period 2012-12-31
DIGITALGLOBE, INC.
filed 2013-02-26
CIK 1208208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $15.16 as reported by the New York Stock Exchange on June 30, 2012 was $595.6 million.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 21, 2013 (latest practicable date) was 73,657,808, shares.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein and in other of our reports, filings, and public announcements may contain or incorporate forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements relate to future events or future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or “looks forward to” or the negative of these terms or other similar words, although not all forward-looking statements contain these words.

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that the anticipated benefits and synergies from the strategic combination of the Company and GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

TRADEMARKS

DigitalGlobe, Digitalglobe.com, GeoEye, EarthService, GlobeXplorer, CitySphere, ImageBuilder, ImageConnect, PhotoMapper, Seconds On Orbit, SOO and WorldView Global Alliance are trademarks of DigitalGlobe or our wholly owned subsidiaries. Other names used in this annual report are for informational purposes only and may be trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS

Overview

DigitalGlobe, Inc. (“DigitalGlobe,” “Company,” “we,” “our,” or “us”) is a leading global provider of commercial high-resolution earth imagery products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Our principal customers are governments, including U.S. and foreign defense and intelligence, civil agencies and providers of location-based services. Additionally, we serve a wide variety of companies in other industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our three high-resolution imaging satellites, as of December 31, 2012, and managed in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 2.8 billion square kilometers of imagery, with new imagery added every day. As of December 31, 2012, our collection capacity was approximately 1.1 billion square kilometers of imagery per year or roughly seven times the earth’s land surface area.

We were originally incorporated as EarthWatch on September 30, 1994 under the laws of the State of Colorado and reincorporated in the State of Delaware on August 21, 1995. We commenced development stage operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation. On August 22, 2002, we changed our name to DigitalGlobe, Inc. On January 4, 2007, we acquired GlobeXplorer, LLC, a producer and integrator of digital earth imagery and vector data, and AirPhotoUSA, LLC, an aerial imagery provider.

On January 31, 2013, we completed our acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”) a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. Our combination with GeoEye broadens our service offerings, enables us to optimize our satellite orbits and collection of imagery, strengthens our production and analytics capabilities, increases the scale of our existing operations and diversifies our customer and product mix. Immediately following the merger the former GeoEye stockholders owned approximately 36% of DigitalGlobe’s common stock. The combined company has five orbiting satellites, two satellites near end of construction and additional ground terminals. Refer to Note 16 “Subsequent Events” to the Consolidated Financial Statements for further discussion. As the acquisition of GeoEye occurred subsequent to our year end, the description of our business does not reflect the effects of this transaction, unless otherwise stated.

Our common stock has been listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “DGI” since our initial public offering in May 2009.

Industry Overview

The geospatial information services industry consists of private sector and public sector companies, agencies and research institutions, that produce products, services and information to display, analyze and interpret geospatial information. The geospatial industry is experiencing significant change and growth as geospatial technology is integrated with internet, telecommunication and other information technology systems. Military, government and private sector customers have been using imagery and analysis products in a wide variety of applications, including:

•	national defense needs resulting from geopolitical uncertainty;

•	humanitarian and relief support in response to natural disasters;

•	environmental observation and support for climate change monitoring;

•	commercial demand for satellite mapping technologies as online mapping services and personal navigation devices become more common both domestically and internationally; and

•	design and planning for infrastructure projects, such as surveying and charting.

We believe there are significant opportunities for continued growth as customers across a wide range of industries realize the benefits of timely, accurate imagery and analysis on a global scale. Certain sectors in our industry may find that future growth could be limited by government funding reductions in the U.S. and by foreign government budgets as many countries are developing and launching their own satellite imagery programs. An increased use of aerial imagery aircraft could reduce the demand for satellite imagery. Our growth could also be limited by an increase in U.S. export constraints.

Competition

We compete against various private sector companies and foreign state-sponsored entities that provide satellite and aerial imagery and related products and services to the commercial market. Our major existing and potential competitors for high resolution satellite imagery include Astrium Geo-Information Services, ImageSat International N.V., Skybox Imaging, Inc., Blackbridge (previously known as RapidEye), foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. Most of these companies offer high-resolution imagery commercially from their archives of imagery in competition with our ImageLibrary. In addition, we compete against aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. We compete on the basis of:

•	the technical capabilities of our satellites, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity;

•	satellite availability for tasked orders;

•	the size, comprehensiveness and relevance of our ImageLibrary;

•	distribution platform and tools that enable customers to easily access and integrate imagery;

•	value added services;

•	timeliness and ready availability of imagery products and services that can be deployed quickly and cost-effectively; and

•	price.

For risks associated with competition, see Item 1A, Risk Factors.

Business Strategy

We own and operate a highly agile and sophisticated constellation of high-resolution commercial earth imaging satellites. Our constellation features what we believe to be the highest collection capacity, outstanding geolocation accuracy, largest high-resolution swath, repeat targeting and intraday revisit capabilities commercially available. Through our established imagery processing and production facilities, management expertise, collection sources and comprehensive ImageLibrary, we offer a range of on-line and off-line products and services designed to allow customers to access and integrate our imagery into their business operations. The key elements that we believe will enable us to achieve our long-term business strategy both through organic growth and through acquisitions include:

Realize the full potential of the EnhancedView contract.    The EnhancedView contract with the National Geospatial-Intelligence Agency (“NGA”), that we signed in August 2010, contains multiple deliverables, including a service level agreement portion, infrastructure enhancements and other services. Our EnhancedView contract has a full potential value of $3.6 billion over the life of the contract. This contract represents the largest contract in the Company’s history, providing 60.8% of our revenue in 2012. This contract is a validation of the capabilities we offer to the U.S. Government to serve war-fighters, intelligence officers, first responders and other government users of imagery. We have committed to add to our capabilities to more deeply embed ourselves with the U.S. Government’s imagery-related work flow, including more web-based, valued-added imagery services providing an integrated operational connection with the U.S. Government to insure our ever growing volumes of imagery are efficiently and effectively delivered, as well as deliver more value from imagery through analysis services.

Diversification of customers beyond the U.S. Government.    We expect to continue to build existing and new relationships with customers’ and re-sellers outside of the U.S. Government. Diversification of our revenue sources is a core imperative to realize the full potential of the opportunity in our industry and reduce dependence on the U.S. Government and the EnhancedView Service Level Agreement (“SLA”). Today, we serve international government customers within their defense and intelligence, and civil agencies with their requirements for imagery and related services, which consisted of 11.0% of our total 2012 revenue. Additionally, we serve customers who provide location-based services to people and businesses that connect to their imagery-related mapping services through desktop and mobile computing devices which comprised approximately 7.3% of our 2012 revenue. Finally, we serve an emerging group of customers, primarily through resellers and partners, in other industry verticals such as financial services, oil and gas and telecommunications. This broad set of customers represented approximately 5.5% of our total 2012 revenue. By building a more diversified customer and revenue base, we will be less subject to volatility surrounding potential future changes in U.S. government budgets and policies, and other regulatory, financial and economic conditions.

Optimize our satellite constellation and ground processing capabilities to serve all customers.    We continue to optimize and develop our satellite constellation and ground terminal network in order to increase the capacity of our constellation that is made available to the NGA and our other customers. We began constructing our next high resolution satellite, WorldView-3, in September 2010 and it is on track to be launched in the second half of 2014. As of the end of July 2012, we commissioned the remaining three of an incremental seven remote ground terminals that we put in service to satisfy certain obligations pursuant to the EnhancedView SLA, which has increased our capacity to collect and transmit satellite imagery by approximately 15%, or 400,000 square kilometers per day compared to 2011, subject to the type of imagery being targeted, and reduced the median time to get the imagery to the ground by approximately 12%.

Expand our value-added products and services.    We believe that our earth imagery, resolution, accuracy, high-scale image production capabilities and expert personnel establish us as the leader in imagery production and enhancement. We have classified facilities and staff certified to process imagery from multiple earth imagery providers to meet the needs of our customers. We have made investments in our imagery production capabilities that enable us to serve higher quality and quantities of processed imagery via our web services infrastructure. We have also increased our capability to provide analysis and insight derived from imagery to enhance our offerings and the value we provide to our customers. We believe that these capabilities and our continued investment will enable our customers to gain new insights that will help them better support their business objectives.

Products and Services

As of December 31, 2012, we offered earth imagery products and services that were comprised of imagery from our constellation of three high-resolution satellites, as well as aerial imagery that we acquired from a third party supplier. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary, or by placing custom orders to task our satellites for a specific area of interest, or as a bundle of imaging and data for a region or type of location, such as cities, ports, harbors or airports.

Satellite Imagery

Customers specify how they want the imagery content that they are purchasing from us to be produced. We deliver our satellite imagery content at four processing levels as follows:

•	basic imagery with the least amount of processing;

•	standard imagery with radiometric and geometric correction;

•

ortho-rectified imagery with radiometric, geometric and topographic correction. Radiometric correction enables images to appear uniformly illuminated with the appropriate level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image. Topographic correction accounts for terrain and projects images onto the earth as they would be seen by the human eye. In addition, we provide mosaic imagery products. The mosaic process takes multiple imagery scenes, collected at different times and dates, and merges them into a single seamless imagery product; and

•

stereo imagery with enhanced processing. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (“3D”) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3D maps and flight simulations.

Direct Access Program

Customers in our Direct Access Program (“DAP”) are able to directly task and receive imagery from our WorldView-1 and WorldView-2 satellites within certain local and regional geographic boundaries of interest. These customers have the ability to download imagery directly from our satellites as a result of purchasing from us the requisite hardware required to communicate with our satellites and process imagery. The DAP is designed to meet the enhanced information and operational security needs of a select number of defense and intelligence customers and certain commercial customers. All of our DAP agreements are subject to approval by the U.S. government.

Aerial Imagery

We offer digital aerial orthomosaic imagery covering the contiguous United States and Western Europe. As of December 31, 2012, imagery was acquired through an agreement with a third-party provider, allowing our customers to purchase digital imagery with industry-leading accuracy, quality and aesthetics.

Advanced Elevation Series

Our advanced elevation series is comprised of digital surface models and digital terrain models with consistent product accuracies and resolutions. These products are derived from our ImageLibrary to meet customer requirements to create finished maps and to produce analysis from imagery-based maps.

Analysis Center

We offer analysis products and services to provide context and insight to imagery. Our analysis products and services focus on regular monitoring of events or areas of interest to end-users, providing situational awareness for crisis events to support first responders and on-going relief efforts, and providing deeper insight into implications of change, particularly in environmental and land use planning applications. Although a relatively small percentage of our net revenue today is generated from analysis services, we believe customers are increasingly looking for analysis, content and insight, in addition to the imagery we provide.

Product Delivery

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications, web services that provide for direct on-line access to our ImageLibrary, File Transfer Protocol (“FTP”), and physical media such as CD, DVD and hard drives.

We sell our products and services through a combination of direct and indirect channels, consisting of a global network of resellers, strategic partners, direct enterprise sales and web services. During the year ended December 31, 2012, we generated 85.4% of our net revenue through direct sales and 14.6% of our net revenue from our reseller and partner network.

Customers and Segments

We have two reportable segments: defense and intelligence, and commercial. Defense and intelligence net revenue is sourced from domestic and international government defense and intelligence customers, including the majority of those in our DAP. Net revenue in our commercial segment is sourced from customers in location-based services (“LBS”), international civil government and from customers in other verticals. In 2012, we generated 76.2% of our net revenue from defense and intelligence customers and 23.8% of our net revenue from commercial customers. See Note 4 of our Notes to Consolidated Financial Statement for additional customer and segment information.

Defense and Intelligence

Our single largest defense and intelligence customer is the U.S. federal government. The NGA serves as the primary U.S. government procurement agency for geospatial information and purchases imagery products and services on behalf of various agencies within the U.S. government, including defense, intelligence and law enforcement agencies. The NGA comprised 60.8% of our total 2012 net revenue.

U.S. Government Programs

EnhancedView

On August 6, 2010, we entered into the EnhancedView contract with NGA. The EnhancedView contract has a ten-year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time.

EnhancedView Service Level Agreement

The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning September 1, 2014. We are required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems.

We recognize net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, we recognize SLA revenue in direct proportion to the increased level of capacity made available. The contract requires us to increase the capacity made available to NGA through the addition of our WorldView-3 satellite (scheduled to launch in the second half of 2014) as well as the installation of seven additional remote ground terminals. As of the end of July 2012, we have installed and are operating all remote ground terminals required by the EnhancedView SLA. Given the significant amount of constellation capacity that will be made available to NGA once WorldView-3 becomes operational, we anticipate a material increase in net revenue once WorldView-3 reaches full operational capability (“FOC”). Accordingly, when WorldView-3 reaches FOC we will begin to earn and recognize previously deferred revenue.

During the first and second quarters of 2012, we and NGA agreed to modifications of EnhancedView that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty

(formerly “holdback”). The modifications did not result in a material change to the SLA accounting and we continue to use the proportional performance method of net revenue recognition. The increases made available to NGA resulted in EnhancedView SLA net revenue as follows:

	For the year ended December 31,
(in millions)	2012	2011	2010
Total EnhancedView SLA net revenue recognized	$201.3	$157.0	$50.2
EnhancedView SLA net revenue deferred during the period	53.3	94.6	24.8

Each monthly SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that not all of the SLA performance criteria were met in a given month, a performance penalty is assessed for that month. We retain the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services, or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause us to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During each of the years ended December 31, 2012 and 2011, there was a $0.2 million penalty, or 0.08% of our annual contractual cash receipts, all of which was applied to other products and recognized as net revenue within the respective years.

On July 25, 2011, NGA exercised the first option under the EnhancedView SLA, extending the SLA for the period of September 1, 2011 through August 31, 2012. On July 24, 2012, NGA exercised the second option period under the EnhancedView SLA, extending the SLA for the period of September 1, 2012 through August 31, 2013.

EnhancedView Value Added and Other Services

EnhancedView also provides for up to approximately $750.0 million for value added products and services, infrastructure enhancements, and other services including the option for NGA to require the Company to lower the altitude WorldView-2 to 496 kilometers. Value added products and services enable us to meet NGA’s more advanced imagery requirements using its production and dissemination capabilities.

NextView

In connection with our NextView agreement with NGA (which was entered into in September 2003 and was the predecessor to our current EnhancedView agreement) we received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, we began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. Based on the current estimated useful life of WorldView-1, we recognized $25.5 million of net revenue related to the pre-FOC payments for each of the years ended December 31, 2012, 2011 and 2010.

Direct Access Program

As of December 31, 2012, we had six customers signed to our DAP. The first one became operational in 2009, three became operational in 2010, one became operational in 2012 and the sixth one is expected to become operational in the second half of 2013. In 2012, we generated $54.1 million in net revenue from our five currently operational DAP customers representing 12.8% of our total net revenue.

For segment reporting purposes, we include DAP within our defense and intelligence segment.

Commercial

Our commercial business consists of international civil government, LBS and other verticals. Our customers are primarily civil government agencies, energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices and digital mapmakers, who use our imagery products and services to expand their products and services. Customers in other industry verticals are represented by financial services, oil and gas, telecommunications, utilities, and environmental services who use our imagery in a wide range of applications. We typically sell to the international civil government and other industry verticals customers through our global resellers and partners, and we primarily sell directly to providers of LBS.

Our commercial customers are located throughout the world. Our commercial net revenue is generated both through purchases of our products and services on an as-needed basis and through annual and multi-year contracts. For the years ended December 31, 2012, 2011 and 2010, our top five commercial customers accounted for 48.1%, 43.5% and 46.3% of our commercial net revenue, respectively.

Satellite and Ground System Operations

Our business operations consist primarily of our satellite constellation, related satellite control ground terminals and our image processing facilities.

The following table summarizes the primary characteristics of the satellites in our constellation in operation as of December 31, 2012:

Characteristic	QuickBird	WorldView-1	WorldView-2
Best Ground Resolution	64-centimeters black and white 2.56-meter multi-Spectral	50-centimeters black and white	46-centimeters black and white 1.84-meter multi-spectral
Annual Collection Capacity	62 million square kilometers	569 million square kilometers	427 million square kilometers
Revisit Time	2-3 days	1-2 days	1-2 days
Orbital Altitude	452 kilometers(1)	496 kilometers	770 kilometers
Launch Date	October 2001	September 2007	October 2009
Original Estimated Design Life(2)	Q4 2006	Q4 2017	Q1 2018
Expected End of Operational Life(3)	Q2 2014	Q2 2018	Q1 2021
Original Satellite Cost	$174.4 million	$473.2 million	$463.2 million
Satellite Net Book Value	$1.9 million	$242.0 million	$336.9 million

(1)	Following NOAA approval in first quarter of 2011, QuickBird was raised to an orbital attitude of 482 kilometers and is slowly deorbiting.

(2)	The original estimated design life is the minimum number of years, at a 75% probability, that a satellite is expected to operate based on our construction performance specifications.

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

Satellite Insurance

We procure insurance covering risks associated with our satellite operations including the partial or total impairment of the functional capacity of the satellite. We intend to insure certain satellites in our constellation to the extent the insurance remains available at acceptable premiums. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching FOC, are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized as part of the satellite are recorded as prepaid expenses and are amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.

Ground Terminals and Image Processing Facilities

As of December 31, 2012, we owned or leased 11 operational remote ground terminals (“RGT”) located throughout the world. We owned three ground terminals in Fairbanks, Alaska, Prudhoe Bay, Alaska, and Tromso, Norway. We directly operate the facilities in Alaska and outsource operation of the facility in Tromso. We have service contracts with Kongsberg Satellite Services (“KSAT”) and ViaSat to utilize their ground terminals in eight other locations throughout the world. The KSAT and ViaSat RGT’s allow us to supplement the data downlink capabilities of our other three terminals, to maximize the amount of imagery we are able to download, as well as to shorten the time between downloads to enable us to serve our customers with faster turnaround times for our imagery products and services. Each ground terminal is strategically placed to maximize contact with our satellites on their orbital paths. QuickBird, WorldView-1 and WorldView-2 satellites currently each orbit the earth approximately 15 times per day, communicating with one or more of our ground terminal. Our image processing facility at our Longmont, Colorado headquarters houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery. Operational control of our QuickBird, WorldView-1 and WorldView-2 satellites, and all data related processing, storing and distribution, is managed exclusively from our facility in Longmont, Colorado.

Intellectual Property

We rely on licenses of certain intellectual property to conduct our business operations. Specifically, we license certain proprietary rights from third parties, such as BAE Systems Mission Solutions, Inc., Ball Aerospace and Technologies Corp., Harris Technical Services Corporation, MacDonald Dettwiler and Associates Ltd., Orbit Logic and the University of New Brunswick to enable us to operate our satellites, ground terminal, collection systems and other various components of our systems. In addition, we actively pursue internal development of intellectual property. As of December 31, 2012, we held three U.S. patents and had four U.S. patent applications pending. As of December 31, 2012, we also held several U.S. and foreign trademark registrations with additional U.S. and foreign trademark applications pending.

Regulation

Operations

The satellite operations portion of our business is highly regulated. The Department of Commerce (“DoC”), pursuant to the National and Commercial Space Programs Act of 2010 (successor legislation to the 1992 Land Remote Sensing Policy Act, as amended), has the primary regulatory authority over our industry. The DoC delegated responsibility for satellite remote sensing operations to the National Oceanic and Atmospheric Administration (“NOAA”). Each of our satellites is required to be individually licensed for operation by NOAA. We currently have licenses for our QuickBird, WorldView-1, WorldView-2 and WorldView-3 satellites, which we refer to as the NOAA licenses. Our NOAA licenses require us to obtain prior approval from NOAA for any significant and substantial foreign agreements and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. Our NOAA license for WorldView-2 requires that all data be resampled to a ground resolution of 0.50 meter black and white and 2.0 meter multispectral before it may be commercially distributed to customers other than the U.S. government or entities specifically approved by the U.S. government. In addition, the NOAA licenses allow the U.S. government to suspend our imaging activities in certain cases, if deemed necessary, for national security reasons. Provided we comply with the NOAA licenses, the NOAA licenses are valid for the operational life of the licensed satellites.

The launch of our satellites and the communication links, both uplink and downlink, are regulated by the Federal Communications Commission (“FCC”). FCC licenses must be obtained for each individual satellite. The FCC is the governmental agency with primary authority in the United States over the commercial use of the satellite frequency spectrum. We currently have the requisite licensing authority from the FCC to operate our QuickBird, WorldView-1 and WorldView-2 satellites. The FCC has also granted licenses to operate ground terminals for our satellites. The FCC’s rules and regulations and terms of our licenses require that we comply with various operating conditions and requirements. Failure to comply with these or other conditions or requirements could lead to sanctions, up to and including revocation, cancellation or non-renewal of our licenses. In addition to the FCC’s requirements, our satellites must undergo the frequency coordination and registration process of the International Telecommunications Union (“ITU”).

Sales

Satellite imagery does not require an export license in order to be sold internationally. Our ability to sell certain imagery products and value added services may be subject to sanctions or embargoes imposed by the U.S. government against particular entities or individuals, against other countries or by foreign government regulation.

Direct access to the satellites under our DAP program constitute significant and substantial foreign agreements under our NOAA license and require approval from NOAA under the terms of our NOAA license. In addition, we or our suppliers must obtain export licenses from the Department of State (“DoS”) for the export of certain equipment and related technology necessary to enable DAP access. The ground terminal equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (“ITAR”). The approval process for these sales usually takes approximately two to three months, and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to required U.S. government approvals, the export of equipment from Canada by our DAP equipment supplier, MacDonald Dettwiler & Associated Ltd., is subject to Canadian export license requirements. Our DAP customers may also be required to obtain additional approvals from the government of the country in which the ground terminal is to be operated.

Ownership

We are obligated under our NOAA licenses to monitor and report increases in foreign ownership of common stock of the Company and any agreement for ownership of 20% or greater is subject to NOAA approval. We are also required to report certain common stock foreign ownership levels to the Defense Security Service and to comply with certain rules and regulations to mitigate foreign influence as part of maintaining our facility security clearances. Our facility security clearance allows us to perform work on U.S. government classified contracts. A transfer to foreign ownership also could trigger other requirements including filings with, and review by, the Committee on Foreign Investment in the United States pursuant to the Exon-Florio provision. Depending on the country of origin and identity of foreign owners, other restrictions and requirements may also arise.

Backlog

The following table represents our backlog as of December 31, 2012:

	Backlog to be recognized
(in millions)	2013	Life of Contracts
EnhancedView SLA	$233.0	$2,446.9
Valued add products and services	30.7	82.0
DAP	52.7	149.1
Amortization of pre-FOC payments related to NextView	25.5	137.1
Other(1)	77.6	137.4

Total Backlog	$419.5	$2,952.5

(1)

Other backlog consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm, fixed price reimbursements and funded and unfunded task orders from U.S. and international defense and intelligence and commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView contract, amounts committed under DAP agreements, firm orders, remaining prepaid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts.

The EnhancedView contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by NGA. Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining seven option years, we include the full remaining term in backlog because we believe it is NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process. For risks associated with our government contracts, see Item 1A, Risk Factors.

The pre-FOC balance will be recognized over the 10.5 years from the launch of WorldView-1. We recognize it ratably over the estimated satellite life, but the recognition of this revenue has no effect on our ability to generate additional net revenue from the usage of our satellite and should not be considered a reduction in our capacity to generate additional sales.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur which could result in a reduction in our total backlog. In addition, failure to receive task orders under IDIQ contracts could also result in a reduction in our total backlog. Any such terminations, amendments or cancellations of contractual commitments, failure to receive task orders under IDIQ contracts or capacity constraints may also negatively impact the timing of our realization of backlog.

Employees

As of December 31, 2012, we had 749 full-time equivalent employees.

We currently do not have any collective bargaining agreements with our employees. We have employment agreements with certain of our key employees.

Environmental Regulation

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that the costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

Company Website

Our website can be accessed at www.digitalglobe.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Our principal executive offices are located at 1601 Dry Creek Drive, Suite 260, Longmont, Colorado, 80503

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

Risks Related To Our Business

The loss or reduction in scope of any one of our primary contracts will materially reduce our net revenue. The majority of our net revenue is currently derived from a single contract with a U.S. government agency that can be terminated at any time.

Approximately 76.4% of our net revenue for the year ended December 31, 2012 was derived from our top five customers, including NGA, which accounted for 60.8% of our net revenue for the year ended December 31, 2012. These contracts may be terminated in the future, or may not be renewed or extended, and the loss of any one of these customers would materially reduce our net revenue and could have a material adverse effect on our business financial condition and results of operations.

Our contracts with U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various agencies. Under the EnhancedView SLA, we are obligated to make a portion of the image tasking capacity of the WorldView constellation available to NGA, including specified priority access rights. To support requirements under the EnhancedView contract, we began constructing our WorldView-3 satellite in September 2010, we are investing in infrastructure to integrate certain of our operations more closely with NGA and we are engaged in the expansion of our global network of remote ground terminals. As part of EnhancedView, we had previously agreed with NGA that we would lower the altitude of WorldView-2 from its current altitude of 770 km to an altitude of 680 km in September 2011. In August 2011 NGA notified us that it was waiving its right to require us to lower WorldView-2 in September 2011. NGA continues to have the option to require us to lower the altitude of WorldView-2 to 496 km at any time after September 1, 2013, subject to receipt of all required regulatory approvals. The lowering of the orbital altitude would result in a decrease in the amount of square kilometers collected by WorldView-2. While we believe the decrease in collection capability would be offset by improved data capture capabilities on the ground resulting from the expansion of our ground terminal network, there can be no assurance that our current collection capability will be maintained. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView contract could result in a breach of our contract with NGA. A breach of our contract with NGA or reduction in service to our other clients could have a material adverse effect on our business, financial condition and results of operations.

NGA may also terminate or suspend our contracts, including EnhancedView, at any time with or without cause. Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and the federal budget process, and as a result, NGA may not continue to fund these contracts at current or anticipated levels. In addition, the sequestration process under the Budget Control Act of 2011 (PL 112-25) could have an adverse impact on the timing and amount of appropriations available for defense programs, including EnhancedView. Under the terms of the Budget Control Act, discretionary spending is capped, and any breach of the caps would result in automatic, across-the-board spending cuts, known as sequestration. The Budget Control Act assumed that spending cap recommendations would be recommended to Congress by the Joint Select Committee on Deficit Reduction. This Committee failed to come to agreement, and accordingly sequestration may be implemented during 2013. Upon implementation, sequestration would be implemented by the Office of Management and Budget every January with the submission of the President’s budget over the next decade. This will result in reductions of approximately $600 million in Department of Defense budgets over the Fiscal Year 2013-2021 period compared to currently projected budget levels. We cannot tell you how those cuts may affect the EnhancedView contract or other current or future business with the Department of Defense. Reductions in the current EnhancedView program or other current or future business with the Department of Defense resulting from sequestration could have a material adverse effect on our business, financial condition and results of operations

Any program delays encountered in implementing the infrastructure enhancements required to support the EnhancedView contract, or in the construction, launch and operational commissioning of our WorldView-3 satellite may affect our ability to meet our obligations under the EnhancedView contract resulting in a reduction of scope or termination of the contract, and may otherwise require us to increase our reliance on our existing satellites to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

To support requirements under the EnhancedView contract, we have contracted for and are in the process of building our WorldView-3 satellite. We currently expect to launch and commission WorldView-3 in the second half of 2014. The manufacturing, testing and launch of satellites involves complex processes and technology. We rely on third party contractors for the manufacturing, testing and launch of our satellites, including WorldView-3. Many factors, including, but not limited to, availability of parts, subcontractor and supplier delays and anomalies discovered during testing, may result in significant delays to the WorldView-3 program. In addition, while we have contracted with Lockheed Martin Commercial Launch Services for the launch of WorldView-3 in the second half of 2014, launch windows and specific dates, once scheduled, are subject to change and may be materially delayed for reasons beyond our control, including intervening launch failures of other satellites, reduced availability of launch facilities and support crew, and preemption by certain government launches. After launch, the satellite must be calibrated and tested to confirm operational capability, a commissioning process that typically takes several months. The satellite may not pass the operational commissioning tests or may not otherwise operate as required. For example, satellites may experience technical difficulties communicating with the ground terminal or collecting imagery in the same quality or volume that was intended. The failure to construct and launch WorldView-3 on time or to achieve operational commissioning on time or at all could affect our ability to meet our obligations under the EnhancedView contract and may otherwise limit the anticipated volume of imagery products and services available to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the EnhancedView contract obligates us to meet certain capacity and timeliness of delivery requirements. To meet these requirements, we have expanded our network of ground terminals around the world. We added three new ground terminals in 2012.

Breach of our system security measures or loss of our secure facility clearance and accreditation could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business, including our U.S. government contracts.

A breach of our system security could materially adversely affect our business. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our ImageLibrary. In addition, our business is becoming increasingly web-based, allowing our customers to access and take delivery of imagery from our ImageLibrary over the Internet. From time to time, we have experienced computer viruses and other forms of third party attacks on our systems that, to date, have not had a material adverse effect on our business. We cannot assure you, however, that future attacks will not materially adversely affect our business.

Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third party access or other problems caused by third parties, which could lead to interruptions, delays or suspension of our operations, loss of imagery from our ImageLibrary, as well as the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties, including attempting to gain unauthorized access to information or systems – commonly known as “cracking” or “hacking” – could also potentially jeopardize the overall security of our systems and could deter certain customers from doing business with us. In addition, a security breach that involved classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

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

Changes in U.S. government policy regarding use of commercial data providers, or material delay or cancellation of planned U.S. government EnhancedView programs may have a material adverse effect on our net revenue and our ability to achieve our growth objectives.

Current U.S. government policy encourages the U.S. government’s use of commercial data providers to support U.S. national security objectives. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data providers to meet U.S. government imagery needs could materially affect our net revenue and our ability to achieve our growth objectives.

Risks related to acquisitions

To integrate acquired businesses, including GeoEye, we must implement our management information systems, operating systems and internal controls and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses, including GeoEye, may not be successful and could result in disruption to other parts of our business. Also, the integration of acquired businesses may require that we incur significant restructuring charges.

Acquisitions involve numerous risks and challenges, including:

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies;

•	disruption of business relationships with current customers;

•	uncertainties that may impair our ability to attract, retain and motivate key personnel;

•	difficulties managing and integrating operations;

•	the potential for deficiencies in internal controls at acquired companies;

•	increases in our expenses and working capital requirements; and

•	exposure to unanticipated liabilities of acquired companies.

Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions in the future.

These and other factors may harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

Our combination with GeoEye, which was completed on January 31, 2013, may not achieve its intended results, and we may be unable to successfully integrate their operations.

We completed the combination with GeoEye with the expectation that the combination will result in various benefits for the combined company, including, among others, synergies resulting from cost savings and operating efficiencies. Achieving the anticipated benefits of the combination is subject to a number of uncertainties, including whether the respective businesses and assets of DigitalGlobe and GeoEye can be integrated in an efficient and effective manner.

In particular, the integration of GeoEye into DigitalGlobe’s operations will be a significant undertaking and will require significant attention from our management team. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the combination. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred prior to the closing of the combination. As a result of the merger, DigitalGlobe will assume all of GeoEye’s liabilities, including contingent liabilities. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

The merger with GeoEye will result in significant goodwill and other intangible assets being recorded on our balance sheet. If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of our merger with GeoEye, we will record goodwill and other intangible assets on our consolidated balance sheet as of January 31, 2013. It is not possible at this time to determine if any future impairment would result, or if it does, whether such charge would be material to the remaining assets. If such a charge is necessary, it may have a material adverse effect on our financial results.

Pending litigation against us and GeoEye could result in the payment of damages and/or may adversely affect our business, financial condition or results of operations.

In connection with the merger, stockholders of GeoEye have filed three shareholder class action complaints for breach of fiduciary duties against GeoEye and its directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC in the United States District Court for the Eastern District of Virginia. On September 7, 2012, the court ordered the consolidation of the three actions. On September 24, 2012, a corrected amended complaint was filed in the consolidated actions seeking, among other things, to enjoin the merger. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (the “MOU”) to settle all claims asserted therein. The settlement set forth in the MOU is subject to, among other items, the completion of a confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the merger becoming effective under applicable law. In January 2013, the parties completed confirmatory discovery and are in the process of finalizing the settlement which will then be submitted to the Court for approval. The defense or settlement of any lawsuit or claim may adversely affect the combined company’s business, financial condition or results of performance.

Our plan to place a satellite in ground storage could subject the satellite to degradation, damage or obsolescence of certain capabilities, which could adversely affect the combined company’s ability to fully achieve the anticipated benefits of the merger.

We have two satellites under construction, WorldView-3 and GeoEye-2. We currently plan to optimize the size of our satellite constellation and place GeoEye-2 in storage until such time as incremental capacity or a replacement for an existing satellite is required. GeoEye-2 includes advanced technologies and sensors, and extended periods of storage could result in degradation that may not be fully covered by applicable insurance or in obsolescence of certain capabilities of the satellite. In addition, the satellite may be subject to damage or destruction while in storage which may not be fully covered by applicable insurance. If the satellite requires upgrades or is damaged while in storage, we may need additional time to launch the satellite and may incur substantial expense.

DigitalGlobe and GeoEye incurred substantial transaction fees and costs in connection with the merger.

We incurred transaction costs in connection with the merger and debt issuance costs in connection with the refinancing of the indebtedness of both companies. Additional costs will be incurred in the course of the integration of the respective businesses of DigitalGlobe and GeoEye. We cannot be certain that the elimination of duplicative costs or the realization of other expected efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our satellite operations infrastructure, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our net revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up data center from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facility in Longmont, Colorado, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

If our satellites fail to operate as intended, our ability to collect imagery and market our products and services successfully could be materially and adversely affected.

Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite, with attendant costs and net revenue losses. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite.

We cannot assure you that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully.

If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the net revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of net revenue.

We are highly dependent upon our ImageLibrary and our failure or inability to protect and maintain the earth imagery content stored in our ImageLibrary could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2012, approximately 55.1% of our net revenue was generated from our ImageLibrary, excluding the EnhancedView SLA. Our operations depend upon our ability to maintain and protect our earth imagery content and our ImageLibrary against damage that may be caused by fire and other natural disasters, power failures, telecommunications failures, terrorist attacks, unauthorized intrusion, computer viruses, equipment malfunction or inadequacy, firewall breach or other events. The satellite imagery content we collect is downloaded directly to our facilities and then stored in our ImageLibrary for sale to customers. Our aerial imagery is collected and processed by our aerial suppliers and then delivered to us to be uploaded to our ImageLibrary. We back up our imagery and permanently store it with a third party data storage provider. Notwithstanding precautions we have taken to protect our ImageLibrary, there can be no assurance that a natural disaster or other event would not result in a prolonged interruption in our ability to provide access to or deliver imagery from our ImageLibrary to our clients. The temporary or permanent loss or disruption of access to our ImageLibrary could impair our ability to supply current and future customers with imagery content, have a negative impact on our net revenue and cause harm to our reputation. Any impairment in our ability to supply our customers with imagery content could affect our ability to retain or attract customers, which would have a material adverse effect on our business, financial condition and results of operations.

The market may not accept our imagery products and services. You should not rely upon our historic growth rates as an indicator of future growth.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future net revenue from sales of imagery products and services produced from our satellites and our other imagery content sources. The commercial sale of high-resolution earth imagery and related products and services is a relatively new industry. Consequently, it is difficult to predict the ultimate size of the markets and the acceptance by the markets of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution earth imagery and related products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our products and services, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations.

We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our prospects, financial condition and results of operations could be materially and adversely affected.

We face competition that may cause us to have to reduce our prices or to lose market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have. Our major existing competitors include Astrium Geo-Information Services, ImageSat International N.V., Skybox Imaging, Inc., Blackbridge (previously known as RapidEye), foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft. In addition, we compete against aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. The value of our imagery may also be diluted by earth imagery that is available free of charge.

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

In December 2011, Astrium Geo-Information Services successfully launched its high-resolution satellite, Pleiades-1a, which began commercial operations in the first half of 2012. Its twin satellite, Pleiades-1b was launched in December 2012 and is anticipated to achieve commercial operation in early 2013. In addition, India successfully launched the French SPOT 6 satellite in 2012. The SPOT 7 satellite is currently under construction and expected to be launched in 2014.

Our competitors or potential competitors with greater resources than ours could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, such as those built and sold by Surrey Satellite Technology Limited, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. From time to time, we have experienced decreases in the average sales prices of some of our products and services. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our net revenue and operating margins may decline and our financial position may be harmed.

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

NOAA Approvals.    Our business requires licenses from NOAA. Under our NOAA licenses, the U.S. government reserves the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. In addition, NOAA has the right to review and approve the terms of certain of our agreements with international customers, including our DAP customers. We currently have the necessary approvals for our existing international customers. However, such reviews in the future could delay or prohibit us from executing new international agreements. The inability to get approvals for DAP customers could materially affect our ability to establish and grow our DAP business. In addition, should we not get approvals in a timely manner, our products and services may not be competitive.

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

FCC Approvals.    Our operation of satellites and ground terminals also requires licenses from the FCC. The FCC regulates the construction, launch and operation of our satellites, the use of satellite frequency spectrum and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. The current licenses of our satellites expire between 2023 and 2024 and those of our ground terminals expire between 2019 and 2024. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate net revenue and conduct our business as currently expected.

International Registration and Approvals.    The use of satellite frequency spectrum internationally is subject to the rules and requirements of the ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground terminals within such countries. The FCC has coordinated the operations for each of our satellites pursuant to the ITU requirements.

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

Disruption and volatility in global financial markets may lead to increased rates of default and bankruptcy and may negatively impact consumer spending levels. These macroeconomic developments could adversely affect our business, operating results or financial condition. Current or potential customers, including foreign governments, may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

We are dependent on foreign resellers for our international net revenue. If these resellers fail to market or sell our products and services successfully, our business would be harmed.

In 2012, we generated $48.9 million in net revenue, or 11.6% of our total net revenue, from our foreign resellers and partners. We rely on our foreign regional resellers and partners to market and sell the majority of our products and services in the international market. We have intensified our efforts to further develop our operations in overseas markets. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our imagery products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our foreign resellers and partners fail to market and sell our imagery products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets, which could adversely affect our net revenue.

In 2012, approximately 29.8% of our net revenue was derived from international sales and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as:

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

•	effects of austerity programs or similar significant budget reduction programs; and

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.

These risks are beyond our control and could have a material and adverse effect on our business.

We depend upon our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would seriously harm our business.

Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical, sales, marketing and managerial personnel. The loss of one or more of our senior management personnel could result in the loss of knowledge, experience and technical expertise within the satellite imagery sector, which would be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the commercial high-resolution earth imagery industry is intense. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

Satellites have limited operational lives and are expensive to replace. Loss of, or damage to, a satellite may require us to seek additional financing from outside sources, which we may be unable to obtain on favorable terms, if at all.

We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes. The expected ends of the operational lives of our in-orbit satellites at December 31, 2012 were as follows:

Satellite	Expected End of Operational Life
QuickBird	Q2 2014
WorldView-1	Q2 2018
WorldView-2	Q1 2021

The expected operational lives of these satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could also damage our satellites. We cannot assure you that each satellite will remain in operation until the end of its expected operational life. Furthermore, we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that our satellites will maintain their prescribed orbits or remain operational. The expected operational lives of satellites acquired from GeoEye has not yet been determined.

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

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

As of December 31, 2012, we maintained the following insurance coverage on our satellite constellation:

Satellite	Policy Period	Coverage (in millions)
QuickBird	10/2012 — 10/2013	$11.0
WorldView-1	10/2012 — 10/2013	235.0
WorldView-2	10/2012 — 10/2013	225.0

We intend to insure certain satellites in our constellation to the extent that insurance remains available at acceptable premiums. It is anticipated that the insurance proceeds received in connection with a partial or total impairment of the functional capacity of any of our satellites may not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance. Of the two satellites acquired in connection with our combination with GeoEye, GeoEye-1 had $250.0 million of insurance coverage and Ikonos was uninsured.

The price and availability of insurance has fluctuated significantly since we began offering commercial services in 2001. Although we have historically been able to obtain insurance coverage for our in-orbit satellites, we cannot guarantee that we will be able to do so in the future. Although we intend to maintain insurance for all of our operating satellites, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in net revenue incurred as a result of a partial or total satellite loss.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.

In connection with our business combination with GeoEye, on January 31, 2013, we entered into a new seven-year $550.0 million senior secured term loan facility, a five-year $150.0 million senior secured revolving credit facility and issued $600.0 million of senior notes, the proceeds of which, along with cash on hand, were used to pay the cash consideration under the merger agreement, to refinance certain of our debt and GeoEye’s outstanding debt assumed in the business combination and pay fees and expenses related to the transactions. Our indebtedness could have several consequences, including:

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

Our senior secured credit facility and senior notes contain a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets and enter into sale and leaseback transactions.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under our senior secured credit facilities and senior notes could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

As of December 31, 2012, our total indebtedness was $495.0 million. Our balance as of December 31, 2012 was $483.6 million which was net of discounts of $11.4 million and represented 47.3% of our total capitalization. Our indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal, interest or other amounts due with respect to our indebtedness. On October 12, 2011, we established a $500.0 million, seven-year senior term loan facility and a $100.0 million, five-year senior secured revolving credit facility, the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent. This indebtedness was repaid and retired on January 31, 2013.

We depend on a third party to provide us with aerial imagery. If we are unable to obtain aerial imagery at sufficient resolution, quality or on commercially reasonable terms, our ability to supplement our content library may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a third party to provide us with aerial imagery to include in our ImageLibrary. The imagery must meet certain quality specifications, including resolution requirements, to allow it to be used by us in products and services we sell to our customers. Aerial imagery is collected and processed by our aerial supplier and then delivered to us to be uploaded into our ImageLibrary. If our aerial imagery supplier is unable to meet quality specifications or delivery time lines, the comprehensiveness and currency of our ImageLibrary could be diminished or become compromised. In addition, any inability to reach mutually acceptable commercial arrangements with our current aerial supplier or find new aerial providers to supply us with aerial imagery on commercially reasonable terms, could result in our inability to maintain or expand our customer base or to bring to market certain products, which could have a material adverse effect on our business, financial condition and results of operations.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, volatile. Factors that could contribute to the volatility of our stock include, but are not limited to:

•

termination or expiration of one or more of our key contracts, or a change in scope or purchasing levels under one or more of our contracts, including the EnhancedView contract, our DAP contracts or other large contracts;

•	unfounded rumors and leaks of information, or formal announcements regarding federal budget cuts, including, but not limited to, reduction in budgets affecting the Department of Defense;

•	failure of our satellites to operate as designed;

•	loss or damage to any of our satellites;

•	changes in U.S. or foreign governmental regulations or in the status of our regulatory approvals, clearances or future applications;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in the availability of insurance;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	changes in our published forecast of future results of operations;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	success of competitive products and services;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general global economic and market conditions;

•	changes in industry conditions;

•	changes in regulatory and other dynamics; and

•	our ability to successfully integrate the operations of GeoEye.

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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include: the existence of a classified board of directors; limitations on the removal of directors; advance notice requirements for stockholder proposals and director nominations; the inability of stockholders to act by written consent or to call special meetings; the ability of our board of directors to make, alter or repeal our bylaws; and provisions that permit the redemption of stock from foreign stockholders where necessary, in the judgment of our board of directors, to protect our licenses and registrations.

We do not currently intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock. In addition, our current credit facilities and indenture place restrictions on our ability to pay any dividends. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The properties used in our operations consist principally of production facilities, administrative and executive offices, and satellite ground terminals. As of December 31, 2012, we leased approximately 253,000 square feet of office and operations space in two locations in Longmont, Colorado. This space included our principal production facilities, administrative and executive offices. The rent varies in amounts per year through the expiration of the leases in June 2014 and August 2015. We also lease satellite ground terminals, a data center and have smaller administrative offices and sales offices located in the U.S. and internationally.

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

A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by allegedly, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided’ and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a MOU to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the completion of confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Any payments made in connection with the settlement, which are subject to court approval, are not expected to be material to the combined company. The foregoing description of the MOU does not purport to be complete, and is qualified in its entirety by reference to the MOU.

In January 2013, the parties completed confirmatory discovery and are in the process of finalizing the settlement which will then be submitted to the Court for approval.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “DGI” since our initial public offering (“IPO”) in May 2009. The following table sets forth, for the periods indicated, the high and low prices in dollars on the NYSE for our common stock based on the daily closing prices.

	High	Low
2012
Fourth Quarter	$26.33	$20.70
Third Quarter	21.74	14.22
Second Quarter	16.76	11.83
First Quarter	17.27	11.80
2011
Fourth Quarter	$22.08	$13.59
Third Quarter	27.42	18.00
Second Quarter	29.39	23.31
First Quarter	32.82	28.00

At February 21, 2013, there were approximately 291 shareholders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee/street name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated by reference.

The graph below compares the percentage change in our cumulative total shareholder return on its common stock with the cumulative total return of the S&P Composite 500 Stock Index, the Russell 2000 and our peer group, for the period from the IPO date, May 14, 2009 through December 31, 2012. It assumes $100 was invested on May 14, 2009 and that dividends have been reinvested. In 2012, we changed our peer group to better reflect technology companies more our size and complexity. Our new peer group consists of Acxiom Corporation, The Corporate Executive Board Company, Costar Group, Inc., Equifax, Inc., FactSet Research Systems, Inc., Fair Issac Corporation, FLIR Systems, Inc., Gartner, Inc., IHS, Inc., Iridium Communications Inc., Kratos Defense & Security Solutions, Inc., Loral Space & Communications Inc., NCI, Inc., Orbital Sciences Corp., Trimble Navigation Limited, Verisk Analytics, Inc. and ViaSat, Inc. Our peer group in 2011 consisted solely of GeoEye, Inc. On July 23, 2012, as a result of the pending business combination with GeoEye, the price movement of our stock and GeoEye common stock was no longer independent and we do not believe a comparison with GeoEye would be meaningful.

Total Return Analysis	5/14/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012
DigitalGlobe, Inc.	$100.00	$112.56	$147.49	$79.58	$113.67
Russell 2000	100.00	131.28	166.53	159.58	185.67
S&P 500	100.00	126.75	145.84	148.92	172.76
Peer Group	100.00	123.31	160.84	164.62	197.71

Dividends

Since inception, we have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be subject to restrictive covenants contained in our financing facilities and dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, capital requirements and other factors. In addition, our senior secured credit facilities and senior notes contain certain limitations on our ability to distribute cash dividends in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this report.

Summary Financial Data

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010	2009	2008
Net revenue	$421.4	$339.5	$322.5	$281.9	$275.2
Income (loss) before income taxes	65.9	(46.0)	6.8	78.4	91.9
Net income (loss)	39.0	(28.1)	2.5	47.4	53.8
Earnings (loss) per share:
Basic	$0.85	$(0.61)	$0.05	$1.07	$1.24
Diluted	$0.84	$(0.61)	$0.05	$1.06	$1.22
Total assets	1,577.5	1,451.6	1,268.1	1,140.5	980.2
Long-term debt, excluding current portion	478.6	481.6	346.1	343.5	274.6
Stockholders’ equity	539.4	487.4	498.9	479.5	402.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Our principal customers are governments, including U.S. and foreign defense and intelligence, and civil agencies and providers of LBS. Additionally we serve a wide variety of companies in other industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily via our high-resolution imaging satellites and managed in our imagery archive, which we refer to as our ImageLibrary. As of December 31, 2012, we had three high-resolution satellites in orbit, and following the merger with GeoEye on January 31, 2013, we have five high resolution satellites in orbit. As of December 31, 2012, our ImageLibrary contained more than 2.8 billion square kilometers of imagery. As of December 31, 2012, our collection capacity was approximately 1.1 billion square kilometers of imagery per year or roughly seven times the earth’s land surface area and offers intraday revisit around the globe.

Net revenue increased 24.1% for the year ended December 31, 2012 as compared with 2011. In order to continue our net revenue growth, we provide customers with superior performance and service by increasing the capacity of our constellation with the activation of additional ground terminals and expect to add a new satellite, WorldView-3, which is currently under construction and expected to be ready for launch in the second half of 2014. We continue to add DAP customers, with our sixth such customer expected to begin contributing to net revenue in the second half of 2013. Despite increasing competition from both commercial and state-owned satellites, we anticipate increased demand for our imagery and analysis services used by commercial and civil government customers for mapping applications, information services, and land and environmental management.

On January 31, 2013, we completed our acquisition of 100% of the outstanding stock of GeoEye. In connection with the acquisition, GeoEye common stockholders received, in the aggregate, approximately 26.0 million shares of DigitalGlobe common stock and approximately $93.8 million in cash. In addition, each share of GeoEye Series A convertible preferred stock was converted into a newly-designated Series A convertible preferred stock of DigitalGlobe, and cash consideration of approximately $11.0 million was paid to the holders of the GeoEye Series A convertible preferred. We also assumed unvested awards under GeoEye’s equity incentive plans.

The GeoEye acquisition has increased our revenue and asset scale, as well as diversified our customer base. By optimizing orbits, coordinating scheduling and optimizing collection of imagery, we expect to increase imaging capacity and improve timelines and revisit rates. We expect to reduce capital expenditures as a result of having five operational satellites, of which we intend to only maintain a constellation of three satellites over the longer term. Additionally, the combined company has two satellites near end of construction. We currently expect to launch WorldView-3 in the second half of 2014. We anticipate that operating expense synergies will be realized primarily within the six quarters following the close of the combination. We expect cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and infrastructure savings. We anticipate that we will recognize restructuring and combination related expenses of approximately $90.0 million during 2013 to achieve these future savings and efficiencies.

Results of Operations

The following tables summarize our historical results of operations for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
(in millions)	2012	2011	2010
Historical results of operations:
Defense and intelligence net revenue	$321.2	$261.4	$252.4
Commercial net revenue	100.2	78.1	70.1

Total net revenue	421.4	339.5	322.5
Cost of revenue excluding depreciation and amortization	81.6	64.9	44.2
Selling, general and administrative	149.2	130.2	112.2
Depreciation and amortization	114.6	117.1	118.9

Income from operations	76.0	27.3	47.2
Loss from early extinguishment of debt	—	(51.8)	—
Other income (expense), net	(1.0)	0.2	—
Interest income (expense), net	(9.1)	(21.7)	(40.4)

Income before income taxes	65.9	(46.0)	6.8
Income tax (expense) benefit	(26.9)	17.9	(4.3)

Net income (loss)	$39.0	$(28.1)	$2.5

The following tables summarize net revenue as percentage of total for defense and intelligence and commercial:

	For the year ended December 31,
	2012	2011	2010
Net revenue as a percent of total
Defense and intelligence	76.2%	77.0%	78.3%
Commercial	23.8	23.0	21.7

Total net revenue	100.0%	100.0%	100.0%

Total U.S. and foreign sales were as follows:

	For the year ended December 31,
(in millions)	2012	2011	2010
Net revenue
U.S.	$295.8	$228.3	$227.8
International	125.6	111.2	94.7

Total net revenue	$421.4	$339.5	$322.5

The following table summarizes our percentage of direct sales and reseller and partner sales:

	For the year ended December 31,
	2012	2011	2010
Direct sales	85.4%	85.3%	85.9%
Reseller and partner sales	14.6	14.7	14.1

	100.0%	100.0%	100.0%

Net Revenue

Our principal source of net revenue is the licensing of our earth imagery products and services to end users and resellers and partners.

For the year ended December 31, 2012, we conducted our business through two segments: (i) defense and intelligence; and (ii) commercial. We organized our business into these two segments because we believe that customers in these two groups are functionally similar in terms of their areas of focus and purchasing habits. In connection with our business combination with GeoEye, we are evaluating our future business segments. Our imagery products and services are comprised of imagery that we process to varying levels according to the customer’s specifications. We deliver our products and services using the distribution method suited to our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which requires tasking of our satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports, harbors or airports.

Net Revenue by Segment

Defense and Intelligence Net Revenue

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

Our defense and intelligence customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers in this segment typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our net revenue from our defense and intelligence customers has historically been largely from tasking orders and direct access, with a smaller portion from sales of imagery from our ImageLibrary. We believe this trend will continue. We sell to our defense and intelligence customers both directly and through resellers.

For the years ended December 31, 2012, 2011, and 2010, our top five defense and intelligence customers accounted for 95.5%, 96.1% and 94.8%, respectively, of our defense and intelligence net revenue. We believe that we will have additional growth opportunities internationally through selling available capacity on our DAP to current customers, signing additional DAP customers in the future, and building our relationship with NGA and other U.S. defense organizations.

	For the year ended December 31,
(in millions)	2012	2011	2010
Defense and intelligence net revenue
U.S. and Canada revenue
NGA SLA	$201.3	$157.0	$150.3
Other revenue and value added services	32.8	23.4	29.7
Amortization of pre-FOC payments related to NextView	25.5	25.5	25.5

Total U.S. and Canada net revenue	$259.6	$205.9	$205.5

International net revenue, excluding Canada	$7.5	$8.4	$12.2
DAP net revenue	54.1	47.1	34.7

Total international net revenue, excluding Canada	$61.6	$55.5	$46.9

Total defense and intelligence net revenue	$321.2	$261.4	$252.4

Net Revenue as a Percent of Total
U.S. and Canada	80.8%	78.8%	81.4%
International, excluding Canada	19.2%	21.2%	18.6%

	100.0%	100.0%	100.0%

Reseller and Direct Sales
Direct Sales	98.8%	98.4%	98.2%
Resellers	1.2%	1.6%	1.8%

	100.0%	100.0%	100.0%

Commercial Net Revenue

Our commercial segment consists of international civil governments, LBS and other verticals. Our customers are primarily civil government agencies, energy, telecommunications, utility and agricultural companies who, like our defense and intelligence customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices and digital mapmakers, who use our imagery products and services to expand their products and services. Customers in other industry verticals are represented by financial services, oil and gas, telecommunications, utilities, environmental services and other industry verticals who use our imagery in a wide range of applications.

Our commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through multi-year contracts, depending on the solution that best suits their application. We sell to these customers directly and through resellers.

For the years ended December 31, 2012 and 2011, we generated approximately 19.3% and 21.9% of our commercial net revenue from paid tasking and 80.7% and 78.1% from our ImageLibrary, respectively.

For the years ended December 31, 2012, 2011 and 2010, our top five commercial customers accounted for 48.1%, 43.5% and 46.3% of our commercial net revenue, respectively. We believe that we will have additional growth opportunities internationally especially in countries with rapidly expanding economies, such as China, Brazil and Russia.

	For the year ended December 31,
(in millions)	2012	2011	2010
Commercial net revenue
Americas	$48.0	$32.9	$32.5
International	52.2	45.2	37.6

Total commercial net revenue	$100.2	$78.1	$70.1

Net revenue as a Percent of Total
Americas net revenue	47.9%	42.1%	46.4%
International net revenue	52.1%	57.9%	53.6%

	100.0%	100.0%	100.0%

Reseller and Direct Sales
Direct sales	42.6%	38.3%	42.4%
Resellers	57.4%	61.7%	57.6%

	100.0%	100.0%	100.0%

For the Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue increased $81.9 million or 24.1% for the year ended December 31, 2012 to $421.4 million from $339.5 million for the year ended December 31, 2011.

There was an increase of $59.8 million or 22.9% in defense and intelligence net revenue during the year ended December 31, 2012 to $321.2 million from $261.4 million for the year ended December 31, 2011. This increase was the result of $44.3 million of additional net revenue recognized under the EnhancedView SLA due to increased capacity made available to NGA per the EnhancedView contract, $9.4 million increase in value added services from the U.S. Government and $7.0 million related to growth in our DAP.

The increase of $22.1 million or 28.3% in commercial net revenue to $100.2 million for the year ended December 31, 2012 from $78.1 million for the year ended December 31, 2011 was due to an $8.8 million increase from international civil government customers, a $7.1 million increase from customers in other industry verticals and a $6.1 million increase in net revenue from location-based services.

For the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue increased $17.0 million or 5.3% to $339.5 million for the year ended December 31, 2011 from $322.5 million for the year ended December 31, 2010.

There was an increase of $9.0 million or 3.6% in defense and intelligence net revenue during the year ended December 31, 2011 to $261.4 million from $252.4 million for the year ended December 31, 2010. This increase was the result of a $12.4 million increase in DAP net revenue and $6.7 million of additional net revenue recognized under the EnhancedView SLA due to increased capacity made available to NGA per the EnhancedView contract, offset by a $6.3 million decrease in value added services from the U.S. Government due to a decrease in funding available, as well as a $3.8 million decrease in international net revenue.

The increase of $8.0 million or 11.4% in commercial net revenue to $78.1 million for the year ended December 31, 2011 from $70.1 million for the year ended December 31, 2010 was due to a $7.6 million increase in international sales, primarily in Europe and a $0.4 million increase in net revenue from location-based services customers in the Americas.

Expenses

	For the year Ended December 31,
	2012	2011	2010
Expenses as a percentage of net revenue:
Total net revenue	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	19.4	19.1	13.7
Selling, general and administrative	35.4	38.4	34.8
Depreciation and amortization	27.2	34.5	36.9

Income from operations	18.0	8.0	14.6
Loss from early extinguishment of debt	—	(15.3)	—
Other income (expense), net	(0.2)	0.1	—
Interest income (expense), net	(2.2)	(6.4)	(12.5)

Income (loss) before income taxes	15.6	(13.6)	2.1
Income tax (expense) benefit	(6.4)	5.3	(1.3)

Net income (loss)	9.2%	(8.3)%	0.8%

Most of our net revenue is generated by the sale of products and services comprised of imagery from our satellites. Most of the costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite. There is not a significant direct relationship between our cost of revenue and changes in our net revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites and processing the data retrieved. Costs of acquiring aerial imagery from third parties are capitalized and amortized on an accelerated basis as a cost of revenue.

Cost of Revenue

The following table summarizes our cost of revenue:

	For the year ended December 31,			Percentage change
($ in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Ground system operations	$23.8	$16.8	$6.7	41.7%	150.7%
Labor related costs	30.9	25.7	20.1	20.2	27.9
Aerial imagery	8.3	4.0	4.1	107.5	(2.4)
DAP facility costs	7.4	6.1	5.0	21.3	22.0
Other	11.2	12.3	8.3	(8.9)	48.2

Total costs of revenue	$81.6	$64.9	$44.2	25.7%	46.8%

For the Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cost of revenue increased $16.7 million or 25.7% during the year ended December 31, 2012 to $81.6 million from $64.9 million for the year ended December 31, 2011. The increase is primarily attributable to (i) a $7.0 million increase in ground system operations due to the addition of three remote ground terminals placed into service during 2012, which satisfied obligations under EnhancedView to make more imagery available to NGA; (ii) a $5.2 million increase in labor related costs to support the growth in our business; and (iii) a $4.3 million increase in aerial imagery cost amortization due to the increased aerial imagery in our ImageLibrary.

For the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cost of revenue increased $20.7 million or 46.8% during the year ended December 31, 2011 to $64.9 million from $44.2 million for the year ended December 31, 2010. This increase is attributed to (i) a $10.1 million increase in costs related to ground system operations due to the addition of four remote ground terminals brought into service during 2011 per the EnhancedView contract; (ii) a $5.6 million increase in labor related costs due to headcount growth; and (iii) a $1.1 million increase in deferred contract costs amortization as all four DAP facilities were operational for the full year ended December 31, 2011.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses:

	For the year ended December 31,			Percentage change
($ in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Merger costs	$19.9	$—	$—	* %	* %
Labor related costs	80.4	73.8	62.7	8.9	17.7
Professional fees	17.8	19.2	14.4	(7.3)	33.3
Marketing expenses	2.8	2.9	2.6	(3.4)	11.5
Software and equipment maintenance costs	8.0	7.3	5.6	9.6	30.4
Satellite insurance	9.7	10.9	15.6	(11.0)	(30.1)
Other	10.6	16.1	11.3	(34.2)	42.5

Total selling, general and administrative	$149.2	$130.2	$112.2	14.6%	16.0%

*	Not meaningful

For Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Selling, general and administrative expenses increased $19.0 million or 14.6% during the year ended December 31, 2012 to $149.2 million from $130.2 million for the year ended December 31, 2011. This increase in expense was primarily due to $19.9 million in advisory and legal costs associated with our combination with GeoEye. Additional increases in expense consisted of a $6.6 million increase in labor related costs, consisting of higher direct labor cost of $4.3 million primarily due to an increased number of employees, a $3.9 million increase in bonus expense, higher commissions of $1.8 million and severance costs of $1.4 million. These increases in labor related costs were partially offset by a $5.4 million decrease in non-cash stock compensation expense primarily resulting from a one-time charge of $5.1 million in 2011 related to the departure of our previous chief executive officer. Offsetting these increases was a $3.9 million decrease in bad debt expense. In 2011 we recognized higher expense primarily due to two delinquent customers in Asia. Additionally, we had a $1.4 million decrease in professional fees and a $1.2 million decrease in our satellite insurance expense.

For Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Selling, general and administrative costs increased $18.0 million or 16.0% for the year ended December 31, 2011 to $130.2 million from $112.2 million for the year ended December 31, 2010. This increase was attributable to (i) a $11.1 million increase in labor related costs, of which $5.1 million was a one-time, non-cash stock compensation expense related to the departure of our former chief executive officer; (ii) a $4.6 million increase in bad debt expense, primarily for two delinquent customers in Asia; (iii) a $4.8 million increase in professional fees; and (iv) a $1.7 million increase in general software and maintenance fees. These increases were offset by a $4.7 million decrease in costs to insure our satellite constellation, primarily due to reduced insurance premiums for WorldView-2 as the satellite was in the second year of operation and benefited from lower in-orbit insurance.

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets.

For Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Depreciation and amortization decreased by $2.5 million for the year ended December 31, 2012 to $114.6 million from $117.1 million for the year ended December 31, 2011. This decrease consisted of $2.7 million related to hardware and software becoming fully depreciated and $1.0 million as a result of an extension to the estimated useful life of our QuickBird satellite. As of October 1, 2012, we revised our estimate of the anticipated useful life of the QuickBird satellite until May 2014. These decreases were partially offset by $1.3 million of additional depreciation expense related to new remote ground terminals placed in service during 2012. Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite or introduction of significant new capital assets.

For Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Depreciation and amortization decreased by $1.8 million for the year ended December 31, 2011, to $117.1 million from $118.9 million for the year ended December 31, 2010. This decrease is primarily related to extending the life of the QuickBird satellite during the second quarter of 2011.

Interest expense

Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction. During 2012, with the increase in accumulated costs related to capital projects, including WorldView-3, our capitalized interest increased, decreasing our interest expense.

For Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Interest expense, net of capitalized interest, decreased by $12.6 million for the year ended December 31, 2012 to $9.1 million from $21.7 million during the year ended December 31, 2011. This decrease is attributed to approximately 72% of our interest being capitalized during the year ended December 31, 2012 as compared to approximately 45% in 2011. This increase in amount capitalized is attributable to the construction in progress of our WorldView-3 satellite, which began during the third quarter of 2010 and is currently expected to continue until anticipated launch and commission of WorldView-3 in the second half of 2014.

For Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Interest expense, net of capitalized interest, decreased by $18.7 million for the year ended December 31, 2011 to $21.7 million from $40.4 million during the year ended December 31, 2010. This decrease is attributed to approximately 45% of our interest being capitalized during the year ended December 31, 2011 as compared to approximately 6% in 2010. This increase is attributable to the construction in progress of our WorldView-3 satellite, which began during the third quarter of 2010 and is currently expected to continue until anticipated launch and commission of WorldView-3 in the second half of 2014.

Income Tax (Expense) Benefit

For Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Income tax expense increased by $44.8 million for the year ended December 31, 2012 to $26.9 million compared to an income tax benefit of $17.9 million at December 31, 2011. The increase for the year ended December 31, 2012 is attributable to an increase in pretax income. For the year ended December 31, 2012, we had an effective overall tax rate of approximately 41%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock-based compensation.

For Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The benefit from income taxes in 2011 was primarily due to loss on extinguishment of debt of $51.8 million. For the year ended December 31, 2011, we had an effective overall tax rate of 38.9%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock-based compensation.

Balance Sheet Measures

Total assets at December 31, 2012 were $1,577.5 million, an increase of $125.9 million from $1,451.6 million at December 31, 2011. Total assets increased primarily as a result of an increase in property and equipment of $95.4 million to $1,115.2 million at December 31, 2012 from $1,019.8 million at December 31, 2011. The increase in property and equipment resulted from an increase in WorldView-3 satellite construction and other infrastructure projects. Cash and cash equivalents increased $47.7 million and accounts receivable increased $16.3 million in correlation with the increase in revenue of $81.9 million. Offsetting these increases was a $21.2 million decrease in our deferred tax assets related to the utilization of net operating loss carryforwards.

Total liabilities increased $73.9 million to $1,038.1 million at December 31, 2012 compared to $964.2 million at December 31, 2011. This increase was due primarily to a $73.8 million increase in deferred revenue to $429.7 million at December 31, 2012 from $355.9 million at December 31, 2011 resulting from payments received from NGA under the EnhancedView SLA, net of the recognition of the pre-FOC payments received under the NextView agreement.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. government accounted for 60.8% of our consolidated net revenue for the year ended December 31, 2012. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for at least the next twelve months.

In summary, our cash flows were:

	For the year ended December 31,
(in millions)	2012	2011	2010
Net cash provided by operating activities	$264.5	$142.8	$153.3
Net cash used in investing activities	(216.0)	(259.5)	(80.9)
Net cash (used in) provided by financing activities	$(0.8)	$135.9	$9.9

Operating Activities

Cash provided by operating activities increased to $264.5 million in the year ended December 31, 2012 from $142.8 million in the year ended December 31, 2011. The $121.7 million increase in cash from operating activities is primarily due to growth in the business and strong earnings results.

Cash provided by operating activities decreased to $142.8 million in the year ended December 31, 2011 from $153.3 million in the year ended December 31, 2010. The $10.5 million decrease in operating activities is primarily due to a decrease in net income due to the loss on extinguishment of debt offset by the increase in EnhancedView deferred revenue as a result of payments received from NGA during the year and increased non-cash stock-based compensation expense primarily due to the departure of our previous chief executive officer.

As a result of our business combination with GeoEye, we expect to obtain increased business volume. We anticipate realizing operating savings within the six quarters following the close of the combination. We expect these cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and infrastructure savings. We anticipate that we will recognize restructuring and combination related expenses of approximately $90.0 million during 2013 to achieve these future savings and efficiencies.

Investing Activities

Cash used in investing activities decreased to $216.0 million in the year ended December 31, 2012 from $259.5 million in the year ended December 31, 2011. The $43.5 million decrease was primarily due to lower capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure.

As disclosed in the contractual obligations table, we have $278.8 million that is contractually due to third party vendors. These contractual obligations are primarily related to the procurement and construction of our WorldView-3 satellite, including launch vehicle and related ground systems.

Cash used in investing activities increased to $259.5 million in the year ended December 31, 2011 from $80.9 million in the year ended December 31, 2010. The $178.6 million increase was primarily due to an increase in capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure.

We expect that in 2013 our cash used in investing activities will increase as a result of consideration paid in connection with our business combination with GeoEye and capital expenditures associated with infrastructure improvements as we integrate GeoEye’s operations with our own.

Financing Activities

Cash used in financing activities was $0.8 million in the year ended December 31, 2012 as compared with cash provided by financing activities of $135.9 million in the year ended December 31, 2011. The $136.7 million decrease was primarily due to a new credit facility entered into on October 12, 2011 partially offset by the repayment of the senior secured notes in 2011.

Cash provided by financing activities increased to $135.9 million in the year ended December 31, 2011 from $9.9 million in the year ended December 31, 2010. The $126.0 million increase was primarily due to new credit facility entered into on October 12, 2011 offset by the early extinguishment and repayment of the previously outstanding senior secured notes.

In connection with our business combination with GeoEye, on January 31, 2013, we entered into a new $550.0 million senior secured term loan and a $150.0 million senior secured revolving credit facility and issued $600.0 million of new senior notes. The net proceeds of these transactions were used to pay the cash consideration under the merger agreement, refinance the outstanding balance of our $500.0 million senior secured credit facility, fund the discharge and redemption of the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 and pay fees and expenses associated with the transactions.

Retired 2011 Senior Secured Credit Facility

On October 12, 2011, we entered into a $500.0 million, seven-year senior secured term loan facility and a $100.0 million, five-year senior secured revolving credit facility (collectively the “2011 Credit Facility”), the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “2011 Credit Agreement”). In connection with the issuance of the 2011 Credit Facility and the redemption of our previously outstanding senior secured notes we recorded a loss on extinguishment of debt of $51.8 million during the fourth quarter of 2011.

Our obligations under the 2011 Credit Agreement were guaranteed by certain of our domestic subsidiaries and were secured by substantially all of the assets of us and the guarantors, subject to certain exceptions. The Credit Agreement contained affirmative and negative covenants that we believe were usual and customary for a senior secured credit agreement. The negative covenants included, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The 2011 Credit Agreement also required us to comply with a maximum leverage ratio and minimum interest coverage ratio.

Borrowings under the 2011 Credit Agreement bore interest, at our option, at a rate equal to either an adjusted LIBOR rate, subject to a 1.25% floor, or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility at December 31, 2012 was 4.50% for adjusted LIBOR loans or 3.50% for base rate loans. The applicable margin for borrowings under the revolving credit facility was subject to change depending on our leverage ratio, up to a maximum of 4.50%. We also paid a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

The 2011 Credit Facility was repaid and retired on January 31, 2013.

Acquisition-Related Debt

New Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into a seven-year $550.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility (collectively the “New Credit Facility”), the terms of which are set forth in a Credit and Guarantee Agreement (the “New Credit Agreement”) dated as of January 31, 2013, among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent.

Borrowings under the New Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA (as defined in the New Credit Agreement) is 2.5 or lower. The term loan facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the New Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of the guarantors under the New Credit Facilities are secured by first-priority security interests in substantially all of our assets and the assets of the guarantors.

The New Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The New Credit Agreement also requires that we comply with a maximum leverage ratio and minimum interest coverage ratio.

Senior Notes

On January 31, 2013, we issued $600.0 million of Senior Notes (“Senior Notes”) which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. We may redeem some or all of the notes at any time and from time to time on or after February 1, 2017, at the redemption prices set forth in the offering memorandum. The initial redemption price for the notes is 102.625% of their principal amount plus accrued and unpaid interest to, but not including, the date of redemption. We may redeem some or all of the notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to, but not including, the date of redemption. In addition, on or prior to February 1, 2016, we may redeem up to 35% of the principal amount of the notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption, subject to certain other provisions as set forth in the offering memorandum. There is no sinking fund for, or mandatory redemption of, the notes. If a change of control occurs, we must give holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of such notes, plus accrued and unpaid interest to, but not including, the date of purchase.

The Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness and senior to our existing and future subordinated indebtedness. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of our existing and certain of our future domestic subsidiaries, including GeoEye and its domestic subsidiaries, which also guarantee our New Credit Facilities. Each guarantor’s guarantee ranks pari passu in right of payment with all future senior indebtedness of the guarantor.

The Senior Notes and the guarantees:

•

are effectively junior in right of payment to all of our and our guarantors’ existing and future secured indebtedness, to the extent of the assets securing such indebtedness, including our and our guarantors’ indebtedness under our new credit facilities;

•	rank equally in right of payment with all of our and our guarantors’ existing and future unsecured and unsubordinated indebtedness;

•	rank senior to all of our and our guarantors’ existing and future subordinated indebtedness; and

•

are effectively junior in right of payment to all indebtedness, claims of holders of preferred stock and other liabilities (including trade payables) of any of our existing or future subsidiaries that are not guarantors.

The Senior Notes have not been registered under the Securities Act of 1933. We have agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement. If we fail to comply with certain of our obligations under the registration rights agreement, we will pay additional interest on the Senior Notes.

The net proceeds of the New Credit Facility and New Senior Notes were used, along with cash on hand, to refinance our existing $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the merger, to pay the cash consideration under the merger agreement and to pay any related fees and expenses related to the transactions.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2012:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating leases	$11.6	$4.0	$4.8	$0.2	$2.6
Senior secured facility excluding interest payments(1)	495.0	5.0	10.0	10.0	470.0
Interest payments for senior secured facility(1)	162.2	28.7	56.6	55.5	21.4
Contractual obligations	278.8	176.0	70.4	32.4	—

Total	$947.6	$213.7	$141.8	$98.1	$494.0

(1)

In connection with our business combination with GeoEye, on January 31, 2013, we entered into a new seven-year $550.0 million senior secured term loan, a five-year $150.0 million senior secured revolving credit facility and issued $600.0 million of senior notes. Future obligations for these payments have not been reflected in this table.

The 2011 Credit Facility required quarterly principal payments in the amount $1.25 million starting March 31, 2012 through September 30, 2018. The remaining balance of $466.3 million was due October 12, 2018. Contractual obligations are remaining amounts due on long-term contracts primarily relating to the procurement and construction of our WorldView-3 satellite, including the launch vehicle, and operational commitments related to our ground systems. Our operating leases are primarily for office space in the United States. We generally believe leasing office space is more cost-effective than purchasing real estate for our existing operating locations.

We had $5.7 million of uncertain tax positions, which are not reflected in the table above since it is unclear when these liabilities will be paid.

The term loan requires quarterly principal payments of $1.375 million starting June 30, 2013. The remaining balance is due February 1, 2020. Interest on adjusted LIBOR based loans is due at the end of each interest period as selected by us, but at least quarterly. Interest on Base Rate loans is due on the last day of each calendar quarter.

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

Non-GAAP Disclosures

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

	For the year ended December 31,
(in millions)	2012	2011	2010	2009	2008
Net income (loss)	$39.0	$(28.1)	$2.5	$47.4	$53.8
Depreciation and amortization	114.6	117.1	118.9	74.4	75.7
Interest (income) expense, net	9.1	21.7	40.4	(0.1)	3.0
Income tax expense (benefit)	26.9	(17.9)	4.3	31.0	38.1

EBITDA	189.6	92.8	166.1	152.7	170.6
Loss from early extinguishment of debt	—	51.8	—	7.7	—
Merger costs	19.9	—	—	—	—
Other losses (gains)(1)	1.0	(0.5)	—	1.8	—

Adjusted EBITDA	$210.5	$144.1	$166.1	$162.2	$170.6

(1)	Other losses (gains) include loss or gain on sale of assets, derivative instruments and joint venture.

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles (“U.S. GAAP”) and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income as indications of financial performance or as alternatives to cash flow from operations as measures of liquidity. There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

EBITDA and Adjusted EBITDA are key measures used in internal operating reports by management and the board of directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. In 2012, EBITDA, excluding certain deal costs, is a measure being used as a key element of the company-wide bonus incentive plan. Prior to 2012, Adjusted EBITDA as previously defined had been a key element of the company-wide bonus incentive plan.

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

We believe that the elimination of material non-cash, non-operating items enables a more consistent measurement of period to period performance of our operations. In addition, we believe that elimination of these items facilitates comparison of our operating performance to companies in our industry. We believe that EBITDA and Adjusted EBITDA measures are particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and to build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the net revenue generating potential of the satellite.

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements.

Adjusted EBITDA further adjusts EBITDA to the exclude loss on the early extinguishment of debt, expenses associated with the GeoEye combination, loss on derivative instruments and disposal of assets because these are not related to our primary operations. Additionally, it excludes the loss from our joint venture as this is a non-cash, non-core item. Adjusted EBITDA as defined, is not the same definition of Adjusted EBITDA in our previous filings. We have revised the definition to exclude certain costs related to our merger with GeoEye because we believe these do not reflect our on-going operating activity. Additionally, we have removed adjustments related to EnhancedView deferred revenue, EnhancedView outstanding invoices not yet paid by NGA and Amortization of pre-FOC payment related to NextView. We believe that this revised definition of Adjusted EBITDA provides better measure of our operating performance.

We use EBITDA and Adjusted EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on measures as our only measures of operating performance. EBITDA and Adjusted EBITDA should not be considered as substitutes for other measures of financial performance reported in accordance with U.S. GAAP.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies see the Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

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

Royalties.    Revenue from royalties is based on agreements or licenses with third parties that allow the third party to incorporate our product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the period earned or on a systematic basis over the term of the license agreement. For those royalties that are due to third parties based on our net revenue sharing arrangements, we report royalty revenue on a net basis.

Subscriptions.    We sell online subscriptions to our products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, we have other arrangements in which customers pay for their subscription to one of our web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of discounts.

Service Level Agreements.    We recognize service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Revenue is either recognized ratably over time for a defined and fixed level of service or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements.    We enter into revenue arrangements that may consist of multiple deliverables of our product and service offerings based on the needs of our customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods. Revenue is recognized in the period in which the appropriate net revenue recognition criteria is met.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” We concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate selling price (“BESP”) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

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

Revenue estimates involve various assumptions and projections relative to the outcome of future events over a period of several years. These assumptions include but are not limited to, a lack of evidence of fair value for any undelivered elements, capacity of our constellation and the availability and timing of funding. In addition, our revenue recognition policy requires an assessment as to whether the collection is reasonably assured, which require us, among other things, to evaluate the credit worthiness of our customers. Changes in these assumptions and estimates could materially affect the timing and/or amount of net revenue recognized.

Satellites and Related Ground Systems

Satellites and related ground systems are recorded at cost. The cost of our satellite includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor and project management costs incurred in the construction and development of our satellite and related ground systems. During the construction phase, the costs of our satellites are capitalized, assuming the eventual successful launch and in-orbit operation of the satellite. The portion of any insurance premiums associated with the insurance coverage of the launch and in-orbit commissioning period prior to a satellite reaching start of commercial operations, are capitalized in the original cost of the satellite and are amortized over the estimated life of the asset. Ground systems are placed into service when they are ready for their intended use. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss was to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Following each launch, and at least annually thereafter, we review the expected operational life of our satellites. We determine a satellite’s expected operational life using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels and other components, levels of solar radiation, the durability of various satellite components and the orbits in which the satellites are placed. Changes in the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis and these changes could have a material effect on our financial position.

Carrying Value of Goodwill and Other Long-Lived Assets

We evaluate goodwill for impairment on an annual basis. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and liabilities of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. During 2012, we did not recognize any impairment of our goodwill in connection with our impairment evaluation.

We review property and equipment and acquired amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would require an impairment assessment include a significant change in the extent or manner in which an asset is used, a significant adverse change in the operations of our satellites, a change in government spending or customer demand that could affect the value of the asset group, or a significant decline in the observable market value of an asset group. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. There were no impairments of long-lived assets during 2012.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

As of December 31, 2012, there are no income tax positions for which we currently believe that the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by federal and major state agencies as of December 31, 2012 are 1996 through 2012.

Federal and state agencies may disallow research tax carryforwards, net operating loss carryforwards and other carryforwards previously claimed.

As of December 31, 2012, we had federal and state net operating loss carryforwards of $91.6 million and $261.6 million, respectively, available to offset future federal and state taxable income. If not used, the net operating loss carryforwards will expire at various times during the period from 2019 to 2032. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized, if certain changes in our ownership occur. Included in our federal net operating loss carryforward is $14.4 million that is subject to a $2.0 million annual Internal Revenue Code 382 limitation, which is expected to be fully utilized in future periods.

Recent and Pending Accounting Pronouncements

See Note 2 of our Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our credit facility. Our Retired 2011 Credit Facility provided for a $500.0 million term loan facility and a $100.0 million revolving credit facility. As of December 31, 2012, we had not drawn any amounts under the revolving credit facility. This facility was repaid and retired on January 31, 2013.

Borrowings under our Retired 2011 Credit Facility bore interest, at our option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case, plus the applicable margin. The applicable margin for borrowings under the term loan facility was 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the revolving credit facility change depending upon our leverage ratio, up to a maximum of 4.5%. Our term loan facility currently bore interest based upon the LIBOR-based rate.

Based upon the amounts outstanding under the Retired 2011 Credit Facility as of December 31, 2012 and assuming that the facility was outstanding for a full calendar year, a 100 basis point increase in interest rates would have resulted in an increase in our annual interest expense under the facility of approximately $4.9 million.

In connection with our business combination with GeoEye, on January 31, 2013, we entered into a new seven-year $550.0 million senior secured term loan and a five-year $150.0 million senior secured revolving credit facility. In addition, on January 31, 2013, we issued $600.0 million of senior notes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigitalGlobe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 26, 2013

DigitalGlobe, Inc.

Consolidated Statements of Operations and

Comprehensive Income (Loss)

	For the year ended December 31,
(in millions, except per share amounts)	2012	2011	2010
Net revenue	$421.4	$339.5	$322.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	81.6	64.9	44.2
Selling, general and administrative	149.2	130.2	112.2
Depreciation and amortization	114.6	117.1	118.9

Income from operations	76.0	27.3	47.2
Loss from early extinguishment of debt	—	(51.8)	—
Other income (expense), net	(1.0)	0.2	—
Interest income (expense), net	(9.1)	(21.7)	(40.4)

Income (loss) before income taxes	65.9	(46.0)	6.8
Income tax (expense) benefit	(26.9)	17.9	(4.3)

Net income (loss)	$39.0	$(28.1)	$2.5

Comprehensive income (loss)	$39.0	$(28.1)	$2.5

Earnings (loss) per share:
Basic earnings (loss) per share	$0.85	$(0.61)	$0.05

Diluted earnings (loss) per share	$0.84	$(0.61)	$0.05

Weighted-average common shares outstanding:
Basic	46.1	45.9	45.7

Diluted	46.4	45.9	46.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Balance Sheets

	As of December 31,
(in millions, except par value)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246.2	$198.5
Restricted cash	3.8	7.7
Accounts receivable, net of allowance for doubtful accounts of $2.9 and $3.6, respectively	67.0	50.7
Prepaid and current assets	18.6	19.6
Deferred taxes	43.9	65.1

Total current assets	379.5	341.6
Property and equipment, net of accumulated depreciation of $676.2 and $563.9, respectively	1,115.2	1,019.8
Goodwill	8.7	8.7
Aerial image library, net of accumulated amortization of $33.4 and $25.1, respectively	16.4	13.0
Long-term restricted cash	8.3	9.8
Long-term deferred contract costs	37.3	44.7
Other assets	12.1	14.0

Total assets	$1,577.5	$1,451.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10.2	$19.7
Current portion of long-term debt	5.0	5.0
Other accrued liabilities	56.3	37.7
Current portion of deferred revenue	42.9	36.6

Total current liabilities	114.4	99.0
Deferred revenue	386.8	319.3
Long-term debt, net of discount	478.6	481.6
Long-term deferred tax liability, net	55.6	59.6
Other liabilities	2.7	4.7

Total liabilities	$1,038.1	$964.2

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 24.0 shares authorized; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 47.2 shares issued and 47.1 shares outstanding at December 31, 2012 and 46.4 shares issued and 46.3 shares outstanding at December 31, 2011	0.2	0.2
Treasury stock, at cost; 0.1 shares at December 31, 2012 and 0.1 shares at December 31, 2011	(2.0)	(1.2)
Additional paid-in capital	543.8	530.0
Accumulated deficit	(2.6)	(41.6)

Total stockholders’ equity	539.4	487.4

Total liabilities and stockholders’ equity	$1,577.5	$1,451.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(in millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39.0	$(28.1)	$2.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114.6	117.1	118.9
Amortization of aerial image library, deferred contract costs and lease incentive	17.9	10.2	8.7
Non-cash stock-based compensation expense	9.2	14.4	6.6
Non-cash interest expense and other	4.7	3.9	4.4
Write-off of debt financing fees	—	12.0	—
Deferred income taxes	17.2	(18.5)	3.3
Changes in working capital and certain long-term assets and liabilities
Accounts receivable	(16.3)	(5.4)	4.3
Other current and non-current assets	(10.9)	(23.7)	(18.0)
Accounts payable	0.9	5.5	(1.8)
Accrued liabilities	15.1	(4.2)	14.3
Deferred revenue	73.6	73.6	9.9
Fees paid on early redemption of long-term debt	—	(14.0)	—
Other current and non-current liabilities	(0.5)	—	0.2

Net cash flows provided by operating activities	264.5	142.8	153.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(210.7)	(255.6)	(74.1)
Property, equipment, intangible and other additions	(10.7)	(6.6)	(10.6)
Decrease in restricted cash	5.4	2.7	3.8

Net cash flows used in investing activities	(216.0)	(259.5)	(80.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	487.0	—
Public offering fees	—	—	(0.3)
Repayment of debt	(5.0)	(341.8)	—
Payment of debt issuance cost	—	(11.1)	—
Proceeds from exercise of stock options, including windfall tax benefits	4.2	1.8	10.2

Net cash flows (used in) provided by financing activities	(0.8)	135.9	9.9

Net increase in cash and cash equivalents	47.7	19.2	82.3
Cash and cash equivalents, beginning of period	198.5	179.3	97.0

Cash and cash equivalents, end of period	$246.2	$198.5	$179.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $24.3, $18.6 and $7.7, respectively	$5.4	$23.2	$30.2
Cash received (paid) for income taxes	$(1.5)	$(1.7)	$4.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	$9.0	$(0.5)	$16.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Equity
(in millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2009	45.1	$0.2	—	$(0.7)	$496.0	$(16.0)	$479.5
Stock issued upon exercise of stock options and stock grants	1.0	—	—	—	10.2	—	10.2
Public offering fees	—	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7.0	—	7.0
Net income	—	—	—	—	—	2.5	2.5

Balance at December 31, 2010	46.1	0.2	—	(0.7)	512.9	(13.5)	498.9
Stock issued upon exercise of stock options and stock grants	0.3	—	—	—	1.8	—	1.8
Repurchases of common stock	—	—	(0.1)	(0.5)	—	—	(0.5)
Stock-based compensation expense, net of forfeitures	—	—	—	—	15.3	—	15.3
Net loss	—	—	—	—	—	(28.1)	(28.1)

Balance at December 31, 2011	46.4	0.2	(0.1)	(1.2)	530.0	(41.6)	487.4
Stock issued upon exercise of stock options and stock grants	0.8	—	—	—	3.8	—	3.8
Repurchases of common stock	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10.0	—	10.0
Net income	—	—	—	—	—	39.0	39.0

Balance at December 31, 2012	47.2	$0.2	(0.1)	$(2.0)	$543.8	$(2.6)	$539.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	General Information

DigitalGlobe, Inc. (“DigitalGlobe”, or the “Company”) is a leading global provider of commercial high-resolution earth imagery products and services that support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. We own and operate three imagery satellites — QuickBird, WorldView-1 and WorldView-2 — which collect panchromatic (black and white) and color imagery using visible and near-infrared wavelengths. The Company offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate its imagery into their business operations and applications.

NOTE 2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation. Such reclassifications had no impact on current or total assets, current or total liabilities, total equity or income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from customers and include U.S. government, commercial and international customers. DigitalGlobe controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes. In making the determination of the appropriate allowance for doubtful accounts, it considers specific accounts, analysis of accounts receivable aging reports, changes in customer payment patterns, historical write-offs, changes in customer demand and relationships and customer creditworthiness.

The following table shows the roll-forward for the Company’s allowance for doubtful accounts.

(in millions)	Balance at Beginning of Period	Additions (Reductions) Charged to Operations	Write-offs and Adjustments	Balance at End of Period
Allowance for doubtful accounts
Year Ended:
December 31, 2012	$3.6	$2.7	$(3.4)	$2.9
December 31, 2011	1.0	4.7	(2.1)	3.6
December 31, 2010	$1.2	$—	$(0.2)	$1.0

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets. Repair and maintenance costs are expensed as incurred. The cost of the Company’s satellites and related ground systems include capitalized interest costs incurred during the construction and development period, as well as capitalized costs for internal direct labor. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of the Company’s satellites are capitalized assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss was to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Upon retirement or disposition of property, plant and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings.

Following each launch, and at least annually thereafter, the Company reviews the expected operational life of its satellites. DigitalGlobe determines a satellite’s expected operational life using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The expected operational lives of its satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels and other components, levels of solar radiation, the durability of various satellite components and the orbits in which the satellites are placed. Changes in the estimated useful life of the Company’s satellites and the related impact on depreciation expense will be accounted for on a prospective basis and these changes could have a material effect on its financial position.

DigitalGlobe performs the annual assessment of the useful life of its satellites in the second half of the calendar year, corresponding with the timing of its insurance renewals, or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Changes to the estimated useful life of its satellites and related impact on the depreciation expense will be accounted for on a prospective basis as of the date of the change.

DigitalGlobe reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would require an impairment assessment include a significant change in the extent or manner in which an asset is used, a significant adverse change in the operation of the Company’s satellites, a change in government spending or customer demand that could affect the value of the asset group, or a significant decline in the observable market value of an asset group. If these factors indicate a potential impairment, the Company would assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group estimated discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. There were no impairment charges recorded in 2012, 2011 or 2010.

DigitalGlobe capitalizes certain costs incurred to develop software for internal use. The Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to, estimated economic life and changes in software and hardware technology.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets are recorded at fair value as determined at the time of acquisition. The goodwill is attributable to the commercial segment.

The Company evaluates goodwill for impairment on an annual basis. The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and liabilities of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. During 2012, the Company did not recognize any impairment of its goodwill in connection with its impairment evaluation.

Aerial Image Library

The Company’s aerial image library costs are composed of the direct costs of contracting with third parties to collect aerial imagery. The Company’s aerial image library costs are charged to cost of revenue over the estimated economic life of the imagery, which has been estimated to be two to five years. Such costs are charged to cost of revenue on an accelerated basis reflective of the pattern in which the economic benefit of the asset is expected to be realized. Charges to cost of revenue for the aerial imagery library were $8.3 million, $4.0 million and $4.0 million for 2012, 2011 and 2010, respectively.

Deferred Contract Costs

DigitalGlobe capitalized certain costs reimbursable under the NextView agreement, incurred in the construction and development of its WorldView-1 satellite and related ground systems during the construction and development period. These costs were related to internal support costs and reimbursable expenditures under the NextView agreement. These costs were not capitalized as fixed assets, but were deferred in accordance with government contract accounting guidelines. Upon the successful launch of the WorldView-1 satellite, the deferred contract costs began being amortized ratably over the customer relationship period (the same as the expected life of the satellite, or 10.5 years). There were no deferred contract costs capitalized for the Company’s QuickBird or WorldView-2 satellites.

DigitalGlobe defers certain direct costs incurred in the construction of direct access facilities built for Direct Access Program (“DAP”) customers, consisting of hardware, software and labor. The direct access facilities allow the Company’s DAP customers to communicate with the Company’s satellites. The deferred contract costs are recognized as expense over the same period that the related net revenue is recognized from up-front payments for the DAP, which is the estimated customer relationship period, except when deferred contract costs are in excess of related net revenues from up-front payments for the DAP, in which case the excess costs are recognized over the initial contract period. The customer relationship period is based on the estimated useful life of the satellite being used. If more than one satellite is being used, the satellite with the longest life is used as the basis for the amortization. The Company has deferred contract costs in excess of related contract deferred net revenue from up-front payments for the DAP for some of its customers. As of December 31, 2012 and 2011, unamortized deferred

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

contract costs totaled $45.4 million and $52.5 million, respectively. Deferred contract costs charged to cost of revenue were $7.4 million, $6.1 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Debt Issuance Costs and Debt Discounts

Debt issuance costs and debt discounts are deferred and amortized to interest expense using the effective interest method.

Revenue Recognition

DigitalGlobe’s principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. The Company’s revenue is generated from: (i) sales of or royalties arising from licenses of imagery; and (ii) subscription services and other service arrangements.

Sales of Licenses.    Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image from DigitalGlobe’s system. In some customer arrangements, certain acceptance provisions must be satisfied. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of discounts.

Royalties.    Revenue from royalties is based on agreements or licenses with third parties that allow the third party to incorporate DigitalGlobe’s product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the period earned or on a systematic basis over the term of the license agreement. For those royalties that are due to third parties based on the Company’s net revenue sharing arrangements, royalty revenue is reported on a net basis.

Subscriptions.    DigitalGlobe sells online subscriptions to its products. These arrangements allow customers access to the products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, the Company has other arrangements in which customers pay for their subscription to one of DigitalGlobe’s web-based products by paying for a predetermined amount of access (for example, each time users click on an image of their home). In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of discounts.

Service Level Agreements (“SLA”).    The Company recognizes service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Revenue is either recognized ratably over time for a defined and fixed level of service or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements.    DigitalGlobe enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings based on the needs of its customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” The Company concurrently adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2011. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate selling price (“BESP”) if neither VSOE nor TPE is available. ASU 2009-14 excludes software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The adoption of ASU 2009-13 and ASU 2009-14 was not material to the Company’s financial results.

DigitalGlobe has generally been unable to establish VSOE for any of its products due to infrequently selling each deliverable separately or only having a limited sales history, such as in the case of new or emerging products. The Company has been unable to establish TPE for any of its offerings due to the unique nature of its products and services and the limited number of competitors. As the Company is unable to establish price on the basis of VSOE or TPE, BESP is used to determine the allocation of arrangement consideration. The objective of BESP is to determine the price at which DigitalGlobe would transact a sale if the product or service were sold on a standalone basis. BESP is determined for a product or service by considering multiple factors, including but not limited to market conditions, competitive landscape, internal costs, gross margin objectives, product technology lifecycles, pricing practices, and DigitalGlobe go-to-market strategy.

While multiple deliverable arrangements occur throughout DigitalGlobe’s business, the EnhancedView contract (“EnhancedView”) with the National Geospatial-Intelligence Agency (“NGA”) and the DAP make up the majority of its multiple deliverable arrangement activity. EnhancedView and four of its DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, the agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Additionally, the Company’s fifth and sixth DAP agreements were entered into in 2011 and 2012, respectively. The following is a description of the accounting for these arrangements.

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

Direct Access Program.    The DAP generally includes construction of the direct access facility, an arrangement to allow the customer access to the satellite to task and download imagery, and other potential deliverables. In these arrangements, the facility is generally delivered and accepted at the beginning of the contractual period of performance and access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period. Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Satellite Insurance

As of December 31, 2012, DigitalGlobe maintains the following insurance coverage on its satellites:

Satellite	Policy Period	Coverage
		(in millions)
QuickBird	10/2012 — 10/2013	$11.0
WorldView-1	10/2012 — 10/2013	235.0
WorldView-2	10/2012 — 10/2013	225.0

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The Company procures insurance covering risks associated with its satellite operations including the partial or total impairment of the functional capacity of the satellite. Satellite insurance premiums, corresponding to the launch and in-orbit commissioning period prior to the satellite reaching full operational capacity (“FOC”), are capitalized in the original cost of the satellite and are amortized over the estimated useful life of the asset. The remainder of the insurance premiums that are not capitalized to the cost of the satellite are recorded as prepaid expenses and amortized to expense ratably over the related policy periods and are included in selling, general and administrative costs.

Research and Development Costs

DigitalGlobe records as research and development expense all engineering costs, consisting primarily of internal labor and consulting fees, where the Company maintains the risk associated with design failure. The Company incurred $1.7 million, $2.0 million and $1.7 million in research and development costs for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding (excluding non-vested restricted shares). Diluted EPS is determined by dividing net income by the sum of (1) the weighted-average number of common shares outstanding and (2) the potential dilution from stock options and restricted stock awards determined using the treasury stock method.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. See Note 9 for further information regarding the Company’s stock-based compensation expense and underlying assumptions.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies as part of the provision for income taxes.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Fair Values of Financial Instruments

The fair value guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs are defined as follows:

•	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – unobservable inputs when little or no market data is available.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at December 31, 2012	$174.1	$174.1	$—	$—
Cash equivalents at December 31, 2011	166.0	166.0	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At December 31, 2012 and 2011, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of December 31, 2012 and 2011.

The Company entered into a senior secured facility on October 12, 2011. The fair value of the senior secured facility was based upon trading activity among lenders.

(in millions)	Carrying Amount	Face Amount	Estimated Fair Value
Senior Secured Notes at December 31, 2012	$483.6	$495.0	$496.2
Senior Secured Facility at December 31, 2011	486.6	500.0	490.0

Concentration of Credit Risk

The Company’s cash and cash equivalents are maintained in or with various financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in this area. For a discussion of credit risk with significant customers see Notes 3 and 4.

New Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. DigitalGlobe has opted for the single statement presentation.

NOTE 3.	EnhancedView / NextView Programs

EnhancedView

On August 6, 2010, DigitalGlobe entered into the EnhancedView contract with NGA. The EnhancedView contract has a ten-year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time.

EnhancedView Service Level Agreement

The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing on September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning on September 1, 2014. The Company is required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems.

The Company recognizes net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, the Company recognizes SLA revenue in direct proportion to the increased level of capacity made available. The contract requires DigitalGlobe to increase the capacity made available to NGA through the addition of its WorldView-3 satellite (scheduled to launch in the second half of 2014) as well as the installation of seven additional remote ground terminals. As of the end of July 2012, The Company has installed all remote ground terminals required by the EnhancedView SLA. Given the significant amount of constellation capacity that will be made available to NGA once WorldView-3 becomes operational, the Company anticipates a material increase in net revenue once WorldView-3 reaches full operational capability. Accordingly, when WorldView-3 reaches FOC the Company will begin to earn and recognize previously deferred revenue.

During the first and second quarters of 2012, DigitalGlobe and NGA agreed to modifications of EnhancedView that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modifications did not result in a material change to the SLA accounting and the Company continues to use the proportional performance method of net revenue recognition. The capacity made available to NGA resulted in EnhancedView SLA net revenue as follows:

	For the year ended December 31,
(in millions)	2012	2011	2010
Total EnhancedView SLA net revenue recognized	$201.3	$157.0	$50.2
EnhancedView SLA net revenue deferred during the period	53.3	94.6	24.8

Each monthly SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that not all of the SLA performance criteria were met in a given month,

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

a performance penalty is assessed for that month. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During each of the years ended December 31, 2012 and 2011, there was a $0.2 million penalty, or 0.08% of our annual contractual cash receipts, all of which was applied to other products and recognized as net revenue within the respective years.

On July 25, 2011, NGA exercised the first option under the EnhancedView SLA, extending the SLA for the period of September 1, 2011 through August 31, 2012. On July 24, 2012, NGA exercised the second option period under the EnhancedView SLA, extending the SLA for the period of September 1, 2012 through August 31, 2013.

EnhancedView Value Added and Other Services

EnhancedView also provides for up to approximately $750.0 million for value added products and services, infrastructure enhancements and other services including the option for NGA to require the Company to lower the altitude WorldView-2 to 496 kilometers. Value added products and services enable us to meet NGA’s more advanced imagery requirements using its production and dissemination capabilities.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to our current EnhancedView agreement), we received $266.0 million from NGA to offset the construction costs of WorldView-1, and was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. Based on the current estimated useful life of WorldView-1, we recognized $25.5 million of net revenue related to the pre-FOC payments for each of the years ended December 31, 2012, 2011 and 2010.

NOTE 4.	Information on Segments and Major Customers

For the three years ended December 31, 2012, 2011 and 2010 DigitalGlobe’s business was conducted through two segments: (i) defense and intelligence and (ii) commercial. The Company’s imagery products and services consist of imagery that it processes to varying levels according to the customer’s specifications. Customers can purchase satellite or aerial images that are archived in the Company’s ImageLibrary. Customers can also order imagery content by placing custom orders, which requires tasking of DigitalGlobe’s satellites, for a specific area of interest, or as a bundle of imagery and data for a region or type of location, such as cities, ports, harbors or airports.

The business was organized around the defense and intelligence and commercial segments because DigitalGlobe believes that customers in these two groups are identifiably similar in terms of their focus, imaging needs and purchasing habits. In connection with the Company’s business combination with GeoEye, the Company is evaluating its future business segments. DigitalGlobe delivers its products and services using the distribution method that best suits the customers’ needs.

The vast majority of the dollar value of DigitalGlobe’s fixed assets are the satellites and the ground based production and support facilities that are common to all segments. There are no significant identifiable assets specifically dedicated to either segment.

Only those costs directly associated with the two segments are shown in cost of revenue and selling, general and administrative expenses in those segments. All expenses which are common to both segments and/or represent corporate operating costs are included in the unallocated cost section. Substantially all of the Company’s assets are located in the United States.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Segment operating results were as follows:

	For the year ended December 31,
(in millions)	2012	2011	2010
Defense and Intelligence:
Net revenue	$321.2	$261.4	$252.4
Cost of revenue, excluding depreciation and amortization	24.3	20.7	13.5
Selling, general and administrative	7.6	10.2	11.8

Segment results of operations	289.3	230.5	227.1

Commercial:
Net revenue	100.2	78.1	70.1
Cost of revenue, excluding depreciation and amortization	7.8	4.9	6.6
Selling, general and administrative	23.7	20.5	15.2

Segment results of operations	68.7	52.7	48.3

Unallocated Common Costs:
Cost of revenue, excluding depreciation and amortization	49.5	39.3	24.1
Selling, general and administrative	117.9	99.5	85.2
Depreciation and amortization	114.6	117.1	118.9

Unallocated costs	282.0	255.9	228.2

Income from operations	76.0	27.3	47.2
Loss from early extinguishment of debt	—	(51.8)	—
Other income (expense), net	(1.0)	0.2	—
Interest income (expense), net	(9.1)	(21.7)	(40.4)

Income (loss) before income taxes	$65.9	$(46.0)	$6.8

Total U.S. and international sales were as follows:

(in millions)	For the year ended December 31,
Net revenue	2012	2011	2010
U.S.	$295.8	$228.3	$227.8
International	125.6	111.2	94.7

Total	$421.4	$339.5	$322.5

Net revenue percentages from all customers whose net revenue exceeded 10% of the total Company net revenue were as follows:

Customer	For the year ended December 31,
	2012	2011	2010
NGA	60.8%	60.1%	62.1%

Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable:

Customer	As of December 31,
	2012	2011	2010
NGA	31.2%	30.5%	34.9%

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

NOTE 5.	Property and Equipment

Property and equipment was comprised of the following:

	Depreciable Life (in years)	As of December 31,
($ in millions)		2012	2011
WorldView-2 satellite	11.0	$463.2	$463.2
WorldView-1 satellite	10.5	473.2	473.2
QuickBird satellite	12.2	174.4	174.4
Construction in progress	—	486.8	305.9
Computer equipment and software	3	140.6	127.1
Machinery and equipment	5	32.7	24.5
Furniture, fixtures and other	3 – 7	20.5	15.4

Total property and equipment		1,791.4	1,583.7
Accumulated depreciation and amortization		(676.2)	(563.9)

Property and equipment, net		$1,115.2	$1,019.8

Upon retirement or disposition of property and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings.

Commencing on March 21, 2011, the Company initiated an increase in the altitude of the QuickBird satellite. The change in altitude was completed April 7, 2011 and resulted in an increase in the anticipated useful life of the QuickBird satellite by approximately 17 months through the third quarter of 2013. As of October 1, 2012, the Company revised its estimate of the anticipated useful life of the QuickBird satellite and extended it through May 2014. For the year ended December 31, 2012, the October 1, 2012 change resulted in reduced depreciation expense and a corresponding increase in income before income taxes of $0.2 million, an increase in net income of $0.1 million and had no impact on diluted earnings per share. For the year ended December 31, 2011, the change in the estimated life of QuickBird resulted in reduced depreciation expense and a corresponding decrease in loss before income taxes of $2.2 million, a decrease in net loss of $1.3 million and had a $0.03 impact on diluted earnings per share.

Construction in progress includes the Company’s WorldView-3 satellite, ground terminal construction, infrastructure projects, certain internally developed software costs and capitalized interest. Depreciation expense for property and equipment was $114.6 million, $116.9 million and $117.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6.	Goodwill and Intangibles

The goodwill balance as of December 31, 2012 and 2011 was $8.7 million and is included in our commercial segment. Goodwill is not being amortized for financial statement purposes, but it is deductible for income tax purposes. The Company has not recorded an impairment of goodwill for any of the periods presented.

Intangible assets generally consist of customer relationships, non-compete agreements, trademarks and core technology. The identifiable intangible assets were fully amortized as of December 31, 2012 and 2011. Amortization expense for intangible assets was $0.2 million and $1.5 million for the years ended December 31, 2011, and 2010, respectively.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

NOTE 7.	Other Accrued Liabilities

(in millions)	As of December 31,
	2012	2011
Compensation and other employee benefits	$16.4	$10.3
Accrued taxes	9.2	0.8
Construction in progress accruals	7.1	10.7
Merger related accruals	5.8	—
Other accrued expense	17.8	15.9

Total other accrued liabilities	$56.3	$37.7

Compensation and other employee benefits includes accrued bonus expense and vacation accrual. Other accrued expense primarily consists of professional fees, remote ground terminal maintenance, commission expense and the current portion of deferred lease incentives. Construction in progress accruals include amounts due for milestone payments due on the procurement and construction of the Company’s WorldView-3 satellite. Merger related accruals primarily consist of advisory and legal costs.

NOTE 8.	Debt

Retired 2011 Senior Secured Credit Facility

On October 12, 2011, the Company entered into a $500.0 million, seven-year senior secured term loan facility and a $100.0 million, five-year senior secured revolving credit facility (collectively, the “2011 Credit Facility”), the terms of which are set forth in a Credit and Guaranty Agreement dated as of October 12, 2011 among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (the “2011 Credit Agreement”). As of December 31, 2012, the Company had net unamortized bank fees of $11.4 million and deferred financing costs of approximately $7.9 million relating to the 2011 Credit Agreement. In connection with the issuance of the 2011 Credit Facility and the redemption of the Company’s previously outstanding senior secured notes, the Company recorded a loss of $51.8 million during the fourth quarter of 2011.

The obligations of the Company under the 2011 Credit Facility were guaranteed by certain of the Company’s domestic subsidiaries and were secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Assets collateralizing the Credit Agreement had a net book value of $1,565.4 million as of December 31, 2012. The 2011 Credit Agreement contained affirmative and negative covenants that the Company believed were usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. The 2011 Credit Agreement also required the Company to comply with a maximum leverage ratio and minimum interest coverage ratio. As of December 31, 2012, the Company was in compliance with its debt covenants under the 2011 Credit Facility.

Borrowings under the 2011 Credit Agreement bore interest, at the Company’s option, at a rate equal to either an adjusted LIBOR rate (subject to a floor) or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the term loan facility was 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the revolving credit facility could change depending on the Company’s leverage ratio, up to a maximum of 4.5%. The Company also paid a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees and interest capitalized.

	For the year ended December 31,
(in millions)	2012	2011	2010
Interest on Credit Agreement	$29.1	$35.6	$37.3
Capitalized interest	(24.4)	(18.8)	(2.8)
Accretion of debt discount, deferred financing amortization and line of credit fees	4.3	5.1	4.6

The following table represents the Company’s future debt payments as of December 31, 2012:

(in millions)	Long-Term Debt (Excluding Interest Payments)
2013	$5.0
2014	5.0
2015	5.0
2016	5.0
2017	5.0
Thereafter	470.0

Total	$495.0

The 2011 Credit Facility was repaid and retired on January 31, 2013.

Letters of Credit

At December 31, 2012 and 2011, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. At December 31, 2012 and 2011, the Company had $10.9 million and $16.3 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit, and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

NOTE 9.	Stock-Based Compensation

On February 15, 2007, the Board of Directors approved the 2007 Employee Stock Option Plan (“2007 Plan”), pursuant to which the following awards may be granted to employees, officers, directors and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, unrestricted shares, stock appreciation rights and shares of the stock itself. To date, issued equity awards have consisted of stock options, restricted stock and unrestricted shares. Options and restricted stock granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan, have a ten-year term and generally vest over a four-year period. Restricted stock grants to the Company’s directors generally vest immediately on date of grant. The Company amended the 2007 Plan in 2008 to extend the exercise period of terminated employees from thirty days to ninety days. During May 2012, the Company amended and restated the 2007 Plan, increasing the number of shares authorized for issuance by an additional 3.4 million to an aggregate total of 8.8 million shares including the addition of 0.4 million through implementation of an evergreen provision and extending the plan 10 years from date of the amendment. The number of shares available for grant at December 31, 2012 and 2011 was 3.3 million and 1.0 million, respectively.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes options-pricing model. This fair value is amortized on a straight-line basis over the requisite vesting periods of the awards.

The fair value of the Company’s stock options granted to employees during the years 2012, 2011 and 2010 was estimated using the following assumptions:

	For the year ended December 31,
	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51.8 – 53.0%	49.3 – 51.1%	55.6 – 56.7%
Risk-free interest rate	0.7 – 0.9%	0.9 – 1.9%	1.2 – 2.3%
Expected life of options (years)	5.0	5.0	5.0

Expected Dividend Yield.    The Company has not paid dividends on its common stock in the past nor does the Company expect to do so; as such, the dividend yield used was zero.

Expected Stock Price Volatility.    The expected volatility was determined based on a weighted-average of several comparable companies within the Company’s industry and the Company’s own volatility covering a look back period of five years.

Risk-free Interest Rate.    The risk-free rate is based on the five-year Treasury note rate.

Expected Life of Options.    The expected term of options granted was determined based on the Company’s historical experience with similar awards.

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Options Outstanding
	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding — December 31, 2009	3.2	$20.29	7.38	$14.8
Granted	0.7	27.02
Exercised	(0.7)	15.02
Forfeited/Expired	(0.2)	23.13

Outstanding — December 31, 2010	3.0	22.96	7.65	$22.8
Granted	0.7	25.97
Exercised	(0.1)	20.68
Forfeited/Expired	(0.1)	27.14

Outstanding — December 31, 2011	3.5	23.49	7.11	$0.3
Granted	1.0	11.97
Exercised	(0.3)	14.29
Forfeited/Expired	(0.5)	22.24

Outstanding — December 31, 2012	3.7	21.06	7.09	$16.9

Vested and Expected to Vest — December 31, 2012	3.6	21.13	7.06	$16.3
Exercisable — December 31, 2012	2.1	23.61	5.87	$4.3

(1)

Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2012, 2011 and 2010, respectively, that option holders would have realized had they exercised their options as of that date.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Weighted-average grant-date fair values for option awards granted was $5.38, $12.28 and $13.45 for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of options vested for the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $12.5 million and $5.9 million, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in millions)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options Exercisable (in millions)	Weighted- Average Exercise Price
$11.80 — $17.97	1.1	8.70	$12.57	0.1	$15.06
$18.75 — $28.40	2.2	6.08	23.76	1.9	23.72
$29.60 — $32.37	0.4	8.08	30.55	0.1	30.86

	3.7		21.06	2.1	23.61

The Company recognized stock-based compensation during the years ended December 31, 2012, 2011 and 2010 of $10.0 million, $15.3 million and $7.0 million, respectively. Stock-based compensation capitalized to assets under construction for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.9 million and $0.3 million, respectively.

The intrinsic value of stock options exercised (calculated as the difference between the exercise price and the market price on date of grant) during the years ended December 31, 2012, 2011 and 2010 was $2.0 million, $0.5 million and $7.6 million, respectively. As of December 31, 2012 and 2011, there was a total of $10.5 million and $13.2 million of unrecognized expense remaining to be recognized over a weighted-average period of 2.5 and 2.2 years, respectively.

Restricted Stock

The fair value of restricted stock awards is the closing price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the respective vesting period.

A summary of restricted stock activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

Restricted Stock Awards	Number of Shares (in millions)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	—	$—
Granted	0.2	30.45
Forfeited	—	—
Vested	—	—

Non-vested at December 31, 2010	0.2	30.45
Granted	0.3	25.48
Forfeited	—	—
Vested	(0.1)	28.61

Non-vested at December 31, 2011	0.4	27.55
Granted	0.6	14.80
Forfeited	(0.1)	21.32
Vested	(0.2)	26.84

Non-vested at December 31, 2012	0.7	17.28

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Of the non-vested restricted stock awards granted during 2012, approximately 0.1 million shares were granted to certain employees where vesting is contingent upon meeting both a service requirement and a performance condition. The number of shares that ultimately vest is based on a measurement of the Company’s average annual return on invested capital (“ROIC”) for the period from January 1, 2012 through December 31, 2014. The number of shares that ultimately vest can range from zero to 200% of the target amount. Compensation expense is recognized on the number of shares that vest, which is currently estimated to be the target amount of 0.1 million shares, amortized on a graded attribution basis over the requisite service period of three years. Changes to the number of shares expected to vest will result in a cumulative catch-up or reduction of expense in the period in which the change in estimate is made. The fair value of these awards was the closing price of the Company’s common stock on the date of grant which was $15.82 per share.

As of December 31, 2012, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $10.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted by estimated forfeitures. Approximately $1.3 million of the unrecognized compensation cost is related to restricted stock awards where vesting is contingent upon meeting both a service requirement and a performance condition. This cost will not be recognized unless it is determined that vesting of these awards is probable.

On April 4, 2011, a former Chief Executive Officer of the Company terminated her employment relationship with the Company. The provisions in the Amended and Restated Employment agreement provided for a modification in the option and stock awards that she previously received. This modification included continued vesting of her equity awards through the two-year term of the non-compete agreement and included an extension of the exercise period for her options to 90 days following the expiration of her non-compete agreement with the Company. This modification resulted in a one-time $5.1 million non-cash charge to stock-based compensation expense during the second quarter of 2011.

Treasury Stock

During 2012 and 2011, certain participants elected to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vested. The quantity and value of the shares withheld were immaterial and have been included in treasury shares. The Company made no open market repurchases of its common stock during 2012, 2011 or 2010.

NOTE 10.	Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted-average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	For the year ended December 31,
(in millions, except per share amounts)	2012	2011	2010
Earnings (loss) per share:
Net income (loss)	$39.0	$(28.1)	$2.5

Basic weighted-average number of common shares outstanding	46.1	45.9	45.7
Weighted-average common share equivalents from stock options and restricted stock	0.3	—	0.4

Diluted weighted-average number of common shares outstanding	46.4	45.9	46.1

Earnings (loss) per share:
Basic	$0.85	$(0.61)	$0.05

Diluted	$0.84	$(0.61)	$0.05

The number of options and nonvested restricted stock awards that were excluded from the computation of diluted EPS because the effects thereof were anti-dilutive were 3.9 million, 3.9 million and 0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The benefit (expense) for income taxes reflected in the statements of operations consisted of:

	For the year ended December 31,
(in millions)	2012	2011	2010
Current:
Federal	$—	$—	$(0.1)
State	(8.7)	1.2	—
Foreign	(0.9)	(1.8)	(0.9)

Total current	(9.6)	(0.6)	(1.0)

Deferred:
Federal	(20.8)	18.3	(2.8)
State	3.5	0.2	(0.5)

Total deferred	(17.3)	18.5	(3.3)

Income tax (expense) benefit	$(26.9)	$17.9	$(4.3)

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The Company’s deferred tax assets and liabilities consisted of the following:

	As of December 31,
(in millions)	2012	2011
Deferred tax assets:
Current
Compensation accrual	$7.8	$5.1
Net operating loss carryforwards	26.5	58.4
Other	9.6	1.6

Total current deferred tax asset	43.9	65.1

Long-term deferred tax assets (liabilities), net
Net operating loss carryforwards	11.1	39.2
Research and development tax credits	11.8	11.2
Deferred revenue	104.9	79.9
Other assets	7.5	7.5
Fixed assets	(190.9)	(197.4)

Total long-term deferred tax (liabilities), net	(55.6)	(59.6)

Net deferred tax liability	$(11.7)	$5.5

At December 31, 2012, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $91.6 million and $261.6 million, respectively. Included in this NOL is approximately $6.4 million attributable to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. In addition, the Company has research and development tax credits of approximately $11.8 million, which may be available to offset future federal income tax liabilities. If unused, the Federal carryforwards and credits will begin to expire during the years 2019 to 2032. If unused, the state carryforwards and credits will begin to expire during the years 2019 to 2032. The Internal Revenue Code (“IRC”) places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. Included in the Company’s federal net operating loss carryforward is $14.4 million that is subject to a $2.0 million annual IRC 382 limitation, which is expected to be fully utilized in future periods.

The benefit (expense) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

	For the year ended December 31,
(in millions)	2012	2011	2010
Federal income tax (expense) benefit	$(23.0)	$16.1	$(2.4)
Non-deductible stock-based compensation	(1.3)	(1.4)	(0.7)
State income tax expense, net of federal impact	(1.8)	1.4	(0.3)
Stock-based compensation shortfalls	(0.8)	(0.2)	(0.5)
Research and Experimentation tax credit	0.6	2.2	—
Other	(0.6)	(0.2)	(0.4)

Income tax (expense) benefit	$(26.9)	$17.9	$(4.3)

The tax years 1996 through 2012 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2012. The Company does not anticipate a material change to the amount of uncertain tax positions within the next 12 months. If any of the uncertain tax positions were recognized it would affect the effective tax rate.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

A reconciliation of the Company’s uncertain tax positions is as follows:

(in millions)	2012	2011	2010
Balance as of January 1	$5.4	$4.5	$4.5
Current year addition	0.3	0.9	—

Balance as of December 31	$5.7	$5.4	$4.5

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

NOTE 12.	Benefit Plan

The Company maintains a 401(k) Savings and Retirement Plan (the “401(k) Plan”), a tax-qualified plan covering substantially all of the Company’s employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401(k) plan. The 401(k) Plan provides that the Company may contribute matching contributions to the 401(k) Plan at the discretion of the Company’s management as approved by the board of directors. The Company recorded approximately $2.2 million, $2.0 million and $1.6 million of matching contribution expense for the years December 31, 2012, 2011 and 2010, respectively.

NOTE 13.	Related Party Transactions

Morgan Stanley/Morgan Stanley & Co. Incorporated

At December 31, 2012 and 2011, Morgan Stanley and its affiliates held approximately 7.5 million shares, or 15.9% and 16.1%, respectively, of the Company’s outstanding common stock. Morgan Stanley currently has the right to propose three directors for nomination to the Company’s board of directors, all of whom must be independent. Pursuant to the Investor Agreement between the Company and Morgan Stanley as of December 31, 2012, four of DigitalGlobe’s directors, Mr. Albert, Mr. Jenson, Mr. Whitehurst and Mr. Cyprus, were Morgan Stanley’s designees. Mr. Albert, Mr. Jenson, Mr. Whitehurst, Mr. Cyprus and Mr. Zervigon are independent directors, as defined under the applicable rules of the New York Stock Exchange. Messrs. Albert and Zervigon resigned from the Company’s board of directors effective as of January 31, 2013 in connection with the GeoEye acquisition. Also in connection with the GeoEye acquisition, in January 2013, the Company paid Morgan Stanley approximately $26.5 million in fees and expenses associated the merger and associated financing.

Hitachi, Ltd./Hitachi Software Engineering Co., Ltd.

Hitachi Software Engineering Co., Ltd., an affiliate of Hitachi, Ltd., one of the Company’s stockholders, was granted certain international distribution rights for its imagery products, including exclusive distribution rights for the Company’s imagery products in Japan. In October 2010, Hitachi Software Engineering Co., Ltd. was merged into Hitachi Solutions, Ltd., and all contractual rights were assigned to Hitachi Solutions.

Pursuant to a data distribution agreement dated January 28, 2005, Hitachi Solutions has the rights to act as a reseller of the Company’s products and services, including the rights to sell access time to the Company’s WorldView-2 satellite to agencies within the government of Japan. In addition, the Company is party to a direct access facility purchase agreement dated March 23, 2007. Under the direct access facility purchase agreement,

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

the Company has constructed and sold to Hitachi Software Engineering, now Hitachi Solutions and a direct access facility, which allows an end-customer of Hitachi Solutions to directly access and task the Company’s WorldView-2 satellite.

In 2012, 2011 and 2010, the Company received $28.6 million, $27.9 million and $24.5 million, respectively, from Hitachi Solutions under the data distribution agreement and the direct access facility purchase agreement. As of December 31, 2012, the Company estimated that it would be entitled to receive from Hitachi Solutions minimum payments of approximately $55.0 million over the remaining life of the data distribution and access agreements.

Under the data distribution agreement, Hitachi Solutions also earns commissions on sales of the Company’s products and services made by the Company or others within the non-exclusive distribution territory granted to Hitachi Solutions under the data distribution agreement. In 2012, 2011 and 2010, Hitachi Solutions earned sales commissions of approximately $2.1 million, $1.7 million and $1.8 million, respectively. DigitalGlobe had accounts payable owed to Hitachi Solutions of $0.3 million at December 31, 2012 and did not owe any amounts at December 31, 2011.

During 2012, 2011 and 2010, Hitachi Solutions also purchased approximately $4.2 million, $4.0 million and $4.3 million, respectively, of the Company’s products and services for distribution within their territory. Amounts owed to DigitalGlobe by Hitachi Solutions totaled $8.0 million and $0.7 million at December 31, 2012 and 2011, respectively.

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for an 18% ownership interest in a joint venture in China. During 2012 the joint venture purchased approximately $14.7 million in products and services from the Company. Amounts owed to the Company by the joint venture at December 31, 2012 were $7.6 million.

NOTE 14.	Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. As of December 31, 2012, the Company leased approximately 253,000 square feet of office and operations space in two locations in Longmont, Colorado. This space includes the Company’s principal executive offices. The rent varies in amounts per year through the expiration dates in June 2014 and August 2015. Lease expense for the Longmont locations has been recorded on the straight-line basis over the term of the leases. The Company received approximately $9.1 million of certain rent incentives that were deferred and are being amortized over the terms of the leases. The Company also leases satellite terminals, a data center and administrative offices and sales offices located in the U.S. and internationally. The Company has $4.3 million and $2.4 million of net leasehold improvements at December 31, 2012 and 2011, respectively, which are being amortized ratably over the shorter of the remaining lease term or the useful life of the leasehold improvement.

Rent expense, net of sublease income, approximated $3.4 million, $2.3 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company enters into agreements in the ordinary course of business with resellers and others. Most of these agreements require the Company to indemnify the other party against third-party claims alleging that one of its products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require the Company to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by the Company, its employees, agents or representatives. In addition, from time to time the Company has made guarantees regarding the performance of its systems to its customers. The majority of these agreements do not limit the maximum potential future payments the Company

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

Future minimum lease payments under all non-cancelable operating leases (net of aggregate future minimum non-cancelable sublease rentals) are summarized below:

(in millions) For the year ending December 31,	Operating Leases	Other Commitments
2013	$4.2	$176.0
2014	3.2	55.3
2015	1.9	15.1
2016	0.1	16.2
2017	0.1	16.2
2018 and thereafter	2.6	—

Subtotal	12.1	278.8
Sublease rentals	(0.5)	—

Total	$11.6	$278.8

In addition to operating lease commitments, other contractual commitments related to the manufacture and delivery of key components for the Company’s EnhancedView program are included in the table above.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

LITIGATION RELATING TO THE MERGER

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

A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by allegedly, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder,

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (“MOU”) to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the completion of confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Any payments made in connection with the settlement, which are subject to court approval, are not expected to be material to the combined company. The foregoing description of the MOU does not purport to be complete, and is qualified in its entirety by reference to the MOU. In January 2013, the parties completed confirmatory discovery and are in the process of finalizing the settlement which will then be submitted to the Court for approval.

NOTE 15.	Quarterly Results from Operations (unaudited)

The following table relates to the Company’s results of operations for each quarter of the years ended December 31, 2012 and 2011. Earnings per share is computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the year.

	2012
	For the Quarters Ended
(in millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net revenue	$87.0	$101.8	$107.2	$125.4
Cost of revenue, excluding depreciation and amortization	18.0	20.0	21.5	22.1
Selling, general and administrative	29.8	33.5	40.1	45.8
Depreciation and amortization	29.1	28.5	28.9	28.1

Income from operations	10.1	19.8	16.7	29.4
Other income (expense), net	—	(0.4)	(0.7)	0.1
Interest income (expense), net	(3.2)	(2.6)	(1.9)	(1.4)

Income before income taxes	6.9	16.8	14.1	28.1
Income tax expense	(3.1)	(7.2)	(5.6)	(11.0)

Net income	$3.8	$9.6	$8.5	$17.1

Earnings per share — basic	$0.08	$0.21	$0.18	$0.37

Earnings per share — diluted	$0.08	$0.21	$0.18	$0.36

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

	2011
	For the quarters ended
(in millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net revenue	$77.4	$82.5	$81.9	$97.7
Cost of revenue, excluding depreciation and amortization	13.1	15.4	18.5	17.9
Selling, general and administrative	30.2	34.2	30.8	35.0
Depreciation and amortization	29.2	29.2	29.1	29.6

Income from operations	4.9	3.7	3.5	15.2
Interest income (expense), net	(7.9)	(5.7)	(4.1)	(4.0)
Loss from early extinguishment of debt	—	—	—	(51.8)
Other income (expense), net	0.2	—	—	—

Loss before income taxes	(2.8)	(2.0)	(0.6)	(40.6)
Income tax benefit (expense)	1.5	1.1	1.7	13.6

Net income (loss)	$(1.3)	$(0.9)	$1.1	$(27.0)

Earnings (loss) per share — basic	$(0.03)	$(0.02)	$0.02	$(0.58)

Earnings (loss) per share — diluted	$(0.03)	$(0.02)	$0.02	$(0.58)

NOTE 16.	Subsequent Events

GeoEye Acquisition

On July 22, 2012, DigitalGlobe entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GeoEye, Inc. to acquire GeoEye in a cash and stock transaction. On January 31, 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye, Inc. The Company believes that the acquisition of GeoEye will broaden its service offerings, enable the Company to optimize its satellite orbits and collection of imagery, strengthen its production and analytics capabilities, increase the scale of its existing operations and diversify its customer and product mix.

GeoEye common stockholders received, in the aggregate, approximately 26.0 million shares of DigitalGlobe’s common stock and approximately $93.8 million in cash in exchange for their shares of GeoEye common stock. In addition, each share of GeoEye’s series A convertible preferred stock was converted into a newly-designated Series A convertible preferred stock of DigitalGlobe and cash consideration of approximately $11.0 million was paid to the holders of the series A convertible preferred GeoEye stock. The Company also assumed the awards outstanding under GeoEye’s equity stock incentive plans. Immediately following the merger, the former GeoEye stockholders owned approximately 36% of DigitalGlobe’s common stock.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The allocation of the purchase price for assets acquired and liabilities assumed is subject to completion of a formal valuation process and review by management, which has not yet been completed. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date. The results of operations of GeoEye will be included in DigitalGlobe’s consolidated results of operations beginning February 1, 2013.

Convertible Preferred Stock

On January 31, 2013, DigitalGlobe filed a Certificate of Designations with the Secretary of State of the State of Delaware to authorize the designation and issuance of 80,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), par value $0.001 per share. Pursuant to the Merger Agreement, the entire class of Series A Convertible Preferred Stock was issued to Cerberus Satellite LLC. The rights, preferences, and privileges of the Preferred Stock are as follows:

•	Ranking. The Preferred Stock ranks senior to DigitalGlobe’s common stock with respect to dividend and liquidation rights.

•

Conversion.    Holders of the Preferred Stock may convert their shares of Preferred Stock at any time, in whole or in part, into shares of DigitalGlobe common stock at a conversion price of $26.17 per share of DigitalGlobe common stock, subject to customary anti-dilution adjustments.

•

Dividends.    Holders of the Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors out of assets legally available for the payment of dividends, quarterly cash dividends at a rate of 5% per annum on the liquidation preference of the Preferred Stock. To the extent such dividends are not declared and paid in cash on any quarterly dividend payment date, such dividends will automatically accrue and be added to the liquidation preference of the Preferred Stock. Holders of the Preferred Stock are also entitled to participate on an as-converted basis in any dividends payable on DigitalGlobe’s common stock.

•

Voting Rights.    Each holder of Preferred Stock is entitled to vote such holder’s shares of Preferred Stock on an as-converted basis based on the number of shares of DigitalGlobe common stock into which such holder’s shares of Preferred Stock would be convertible on the record date for the vote or consent of stockholders.

•

Liquidation Rights.    If DigitalGlobe liquidates, dissolves or winds up, the Company may not make any distributions to holders of any capital stock ranking junior to the Preferred Stock unless the Company first pays holders of the Preferred Stock an amount equal to the liquidation preference of $1,000 per share plus all dividends accrued and added to the liquidation preference, plus accrued dividends to the date of such payment

•

Certain Restrictions.    DigitalGlobe may not declare or pay any dividend or make any other payment or distribution on account of its capital stock of any class junior in rank to the Preferred Stock other than dividends with respect to which the holders of the Preferred Stock are entitled to participate.

•

Redemption.    The Company may, at its option and under certain circumstances, redeem the Preferred Stock at a price equal to the liquidation preference plus accrued dividends to the redemption date on or after September 22, 2016 subject to certain restrictions.

Cerberus Agreement

On July 22, 2012, DigitalGlobe entered into an agreement (the “Cerberus Agreement”) with Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (collectively, the “Cerberus Parties”). The Cerberus Agreement provides, among other things, that for a period of

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

time the Cerberus Parties and their respective affiliates (i) will not hold beneficial ownership in excess of 19.9% of the outstanding DigitalGlobe common stock, including the DigitalGlobe preferred stock on an as-converted basis, and (ii) will vote their shares in accordance with the recommendations of the DigitalGlobe Board.

Pursuant to the Cerberus Agreement, the Cerberus Parties also held the right to appoint one director to the DigitalGlobe board of directors, with a term to expire at the 2014 DigitalGlobe annual meeting of stockholders. General Michael P.C. Carns, the Cerberus Parties’ designee, was appointed to the DigitalGlobe board of directors effective January 31, 2013 in connection with the closing of the acquisition of GeoEye.

Acquisition-Related Debt

New Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility (collectively the “New Credit Facility”), the terms of which are set forth in a Credit and Guarantee Agreement (the “New Credit Agreement”) dated as of January 31, 2013, among the Company, the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent.

Borrowings under the New Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA (as defined in the New Credit Agreement) is 2.5 or lower. The term loan facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.

The Company’s obligations under the New Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantors under the New Credit Facilities are secured by first-priority security interests in substantially all of its assets and the assets of the guarantors.

The New Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The New Credit Agreement also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio.

Senior Notes

On January 31, 2013, the Company issued $600.0 million of Senior Notes (“Senior Notes”) which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. The Company may redeem some or all of the notes at any time and from time to time on or after February 1, 2017, at the redemption prices set forth in the offering memorandum. The initial redemption price for the notes is 102.625% of their principal amount plus accrued and unpaid interest to, but not including, the date of redemption. The Company may redeem some or all of the notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to, but not including, the date of redemption. In addition, on or prior to February 1, 2016, the Company may redeem up to 35% of the principal amount of the notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption, subject to certain other provisions as set

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

forth in the offering memorandum. There is no sinking fund for, or mandatory redemption of, the notes. If a change of control occurs, the Company must give holders of the notes an opportunity to sell it their notes at a purchase price of 101% of the principal amount of such notes, plus accrued and unpaid interest to, but not including, the date of purchase.

The Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and senior to its existing and future subordinated indebtedness. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of the Company’s existing and certain of its future subsidiaries, including GeoEye and its subsidiaries, which also guarantee its New Credit Facilities. Each guarantor’s guarantee ranks pari passu in right of payment with all future senior indebtedness of the guarantor.

The Senior Notes have not been registered under the Securities Act of 1933. The Company has agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will pay additional interest on the Senior Notes.

The net proceeds of the New Credit Facilities and New Senior Notes were used, along with cash on hand, to refinance the Company’s existing $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the merger, to pay the cash consideration under the merger agreement and to pay fees and expenses related to the transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of DigitalGlobe’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, we concluded that, as of December 31, 2011, material weaknesses in our internal control over financial reporting existed as we did not maintain effective controls over the accuracy, completeness and presentation of the accounting for DAP contracts in accordance with U.S. GAAP and management did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, which resulted in audit adjustments related to the DAP, stock-based compensation and certain accrued liability accounts.

In the fourth quarter of 2012, we completed our remediation activities, including the testing of the operating effectiveness of the enhanced controls. As a result, as of December 31, 2012, we concluded that we have remediated the previously reported material weaknesses in our internal control over financial reporting.

During 2012, we implemented the following changes in our internal control over financial reporting to address previously reported material weaknesses and to enhance our overall financial control environment:

•	We have enhanced certain controls in regards to our Direct Access Program to ensure that the accuracy, completeness, and presentation of DAP contracts is appropriate.

•

We evaluated the technical competencies of our staff, and as a result we added more experienced accounting staff in 2012 with appropriate expertise to address technical accounting issues. Additionally, we have utilized contractors and consultants, as necessary, to ensure that we have a sufficient complement of personnel with appropriate accounting knowledge and training. We have also restructured the accounting organization to take advantage of the new staff, and to strengthen the oversight and review of critical transactions.

•

We evaluated our critical accounting policies and ensured they were documented, reviewed, and circulated to appropriate company personnel. We will continue to review and update the documentation of these accounting policies periodically;

•

We developed a formal training policy for all technical accounting personnel to enable them to remain current with accounting rules, regulations and trends and have monitored compliance with the policy;

•	We developed processes for the identification, documentation, review and approval of all complex technical contracts and issues; and

•	We enhanced our monthly process to review balance sheet fluctuations to identify, new and/or unusual transactions.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012 we made the following changes in our internal control over financial reporting:

•	We added certain accounting resources and restructured the accounting organization to take advantage of the new staff, and to strengthen the oversight and review of critical transactions.

•	We made enhancements to our monthly process for reviewing balance sheet and income statement fluctuations.

•	We completed documentation of our accounting policies and circulated them to appropriate company personnel.

Other than described above, there have been no changes in internal control over financial reporting during the three months ended December 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Internal control over financial reporting has inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct that governs our senior officers, including our chief executive officer and chief financial officer, and employees. Copies of our Code of Ethics and Business Conduct are available on our website at www.digitalglobe.com and may also be obtained upon request without charge by writing to the Secretary of the Company, DigitalGlobe, Inc., 1601 Dry Creek Drive, Suite 260, Longmont, Colorado 80503. We will post to our website any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE. The information on our website is not incorporated by reference and is not a part of this report.

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

(a) List of documents filed as part of this report:

(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm. See the Index to Financial Statements and Financial Statement Schedules set forth in Part II, Item 8 of this report.

(2) Financial Statement Schedules

“Schedule II – Valuation and Qualifying Accounts” is included in the financial statements, see Accounts Receivable and Allowance for Doubtful Accounts in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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
2.1**

Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012, Commission File No. 001-34299).

3.1

Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010, Commission File No. 001-34299).

3.2

Amended and Restated By-laws of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 12, 2009, Commission File No. 001-34299).

3.3

Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on January 31, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.1

Specimen Common Stock Certificate of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 filed on May 13, 2009, Commission File No. 333-150235).

4.2

Indenture relating to the senior secured notes, by and between DigitalGlobe, Inc. and U.S. Bank, National Association, as trustee, dated as of April 28, 2009 (incorporated herein by reference to the Company’s Registration Statement on Form S-1, Commission File No. 333-150235).

4.3

First Supplemental Indenture, dated as of October 5, 2011, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011, Commission File No. 001-34299).

4.4

Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.5

Form of 5.25% Senior Note due 2021 (included in Exhibit 4.4) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.6

Registration Rights Agreement, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., and Morgan Stanley & Co. LLC, as representative of the several initial purchasers of the 5.25% Senior Notes due 2021 of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.1

Credit and Guaranty Agreement, dated October 12, 2011, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011, Commission File No. 001-34299).

Exhibit Number	Description
10.2#

EnhancedView Imagery Acquisition Contract #HM0210-10-C-0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011).

10.3#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 filed on February 24, 2012, Commission File No. 001-34299).

10.4#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5#

WorldView-3 Satellite Purchase Agreement #60150, dated September 1, 2010, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011, Commission File No. 001-34299).

10.5.1#

Amendment No. 1 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.2#

Amendment No. 3 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.3#

Amendment No. 4 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.4#

Amendment No. 5 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.5†#	Amendments Nos. 7 and 8 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.
10.6#

WorldView-3 Instrument Purchase Agreement #60151, dated September 1, 2010, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011, Commission File No. 001-34299).

10.6.1#

Modifications #1-5 and 7-12 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC (incorporated herein by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.6.2†#	Modifications #13, 14, 16 and 17 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.
10.7

Office Lease, dated March 19, 2004, by and between DigitalGlobe, Inc. and K/B Fund IV (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 14, 2008, Commission File No. 333-150235).

Exhibit Number	Description
10.8

First Amendment to Office Lease, dated September 10, 2004, by and between K/B Fund IV and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.9

First Amendment to Lease, dated April 18, 2005, by and between Hub Properties Trust and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, Commission File No. 001-34299).

10.10

First Amendment to Lease dated October 14, 2011, by and between Hub Properties Trust and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.11

Stockholders’ Agreement, dated as of July 9, 2003, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 6, 2008, Commission File No. 333-150235).

10.12

Amendment to the Stockholders’ Agreement, dated as of March 24, 2008, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on April 29, 2009, Commission File No. 333-150235).

10.13

Investor Agreement by and between DigitalGlobe, Inc. and Morgan Stanley & Co. Incorporated, dated as of April 28, 2009 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, Commission File No. 001-34299).

10.14*

Employment Agreement by and between DigitalGlobe, Inc. and Yancey L. Spruill, dated as of June 1, 2008 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009, Commission File No. 333-150235).

10.15*

Offer Letter to J. Alison Alfers, dated as of December 13, 2007 (incorporated herein by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009, Commission File No. 333-150235).

10.16*

Severance Protection Agreement by and between DigitalGlobe, Inc. and J. Alison Alfers, dated as of June 1, 2008 (incorporated herein by reference to Exhibit 10.16 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009, Commission File No. 333-150235).

10.17*

Offer Letter to A. Rafay Khan, dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010, Commission File No. 001-34299).

10.18*

Severance Protection Agreement by and between DigitalGlobe, Inc. and A. Rafay Khan, dated as of January 16, 2009 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010, Commission File No. 001-34299).

10.19*

Offer Letter to John Oechsle, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.20*

Severance Protection Agreement by and between DigitalGlobe, Inc. and John Oechsle, dated as of April 15, 2010 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

Exhibit Number	Description
10.21*

Amended and Restated Employment Agreement by and between DigitalGlobe, Inc. and Jill Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).

10.22*

Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, dated as of February 23, 2011 and effective as of April 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2011, Commission File No. 001-34299).

10.23*

Amended and Restated 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on April 14, 2008, Commission Registration No. 333-150235).

10.26*

2007 Employee Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, Commission File No. 001-34299).

10.27*

2011 Executive Success Sharing Plan (Executive and Director Bonus Plan incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.28*

Form of Restricted Stock Award Agreement, 30% vest on August 31, 2011 and 70% vest on August 31, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).

10.29*	Form of Amendment to Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).
10.30*

Form of Amendment to Severance Protection Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).

10.31*

Form of Incentive Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.32*

Form of Incentive Stock Option Award Agreement, 25% vest annually (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.33*

Form of Non-Qualified Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.34*

Form of Non-Qualified Stock Option Award Agreement, 25% vest annually (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.35*

Form of Restricted Stock Award Agreement, 25% vest annually (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.36*	Executive Compensation and Equity Awards (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).
10.37*	Executive Success Sharing Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

Exhibit Number	Description
10.38*	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.39*

Form of Incentive Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

10.40*	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.41*

Form of Nonqualified Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

10.42*	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.43*

Form of Restricted Stock Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

10.44*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.45#

Amendment No. 6 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, Commission File No. 001-34299).

10.46#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 12, 2012 (incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, Commission File No. 001-34299).

10.47*

Amended and Restated 2007 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012, Commission File No. 001-34299).

10.48

Cerberus Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.49

Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.50

Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.51

Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc. and Matthew M. O’Connell (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

Exhibit Number	Description
10.52#

Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012 (incorporated herein by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 31, 2012, Commission File No. 001-34299).

10.53†#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of December 26, 2012.
10.54

Credit Agreement, dated January 31, 2013, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.55

Registration Rights Agreement, dated January 31, 2013 by and between DigitalGlobe, Inc., Cerberus Satellite LLC, Cerberus Partners II, L.P., and Cerberus Series Four Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

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
101†+

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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
**

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

DigitalGlobe, Inc.

February 26, 2013	By:	/s/ Yancey L. Spruill
		Name:	Yancey L. Spruill
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Tarr Jeffrey R. Tarr	President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2013

/s/ Yancey L. Spruill Yancey L. Spruill	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2013

/s/ Susan M. Fox Susan M. Fox	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2013

/s/ James A. Abrahamson James A. Abrahamson	Director	February 26, 2013

/s/ Michael P.C. Carns Michael P.C. Carns	Director	February 26, 2013

/s/ Nick S. Cyprus Nick S. Cyprus	Director	February 26, 2013

/s/ General Howell M. Estes III General Howell M. Estes III	Director	February 26, 2013

/s/ Martin C. Faga Martin C. Faga	Director	February 26, 2013

/s/ Lawrence A. Hough Lawrence A. Hough	Director	February 26, 2013

/s/ Warren C. Jenson Warren C. Jenson	Director	February 26, 2013

Signature	Title	Date

/s/ Kimberly Till Kimberly Till	Director	February 26, 2013

/s/ James M. Whitehurst James M. Whitehurst	Director	February 26, 2013

Exhibit Index

Exhibit Number	Description
2.1**

Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and GeoEye, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012, Commission File No. 001-34299).

3.1

Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010, Commission File No. 001-34299).

3.2

Amended and Restated By-laws of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 12, 2009, Commission File No. 001-34299).

3.3

Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on January 31, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.1

Specimen Common Stock Certificate of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 filed on May 13, 2009, Commission File No. 333-150235).

4.2

Indenture relating to the senior secured notes, by and between DigitalGlobe, Inc. and U.S. Bank, National Association, as trustee, dated as of April 28, 2009 (incorporated herein by reference to the Company’s Registration Statement on Form S-1, Commission File No. 333-150235).

4.3

First Supplemental Indenture, dated as of October 5, 2011, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011, Commission File No. 001-34299).

4.4

Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.5

Form of 5.25% Senior Note due 2021 (included in Exhibit 4.4) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.6

Registration Rights Agreement, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., and Morgan Stanley & Co. LLC, as representative of the several initial purchasers of the 5.25% Senior Notes due 2021 of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.1

Credit and Guaranty Agreement, dated October 12, 2011, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011, Commission File No. 001-34299).

Exhibit Number	Description
10.2#

EnhancedView Imagery Acquisition Contract #HM0210-10-C-0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011).

10.3#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 filed on February 24, 2012, Commission File No. 001-34299).

10.4#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5#

WorldView-3 Satellite Purchase Agreement #60150, dated September 1, 2010, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011, Commission File No. 001-34299).

10.5.1#

Amendment No. 1 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.2#

Amendment No. 3 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.3#

Amendment No. 4 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.4#

Amendment No. 5 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.5.5†#	Amendments Nos. 7 and 8 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.
10.6#

WorldView-3 Instrument Purchase Agreement #60151, dated September 1, 2010, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed on May 24, 2011, Commission File No. 001-34299).

10.6.1#

Modifications #1-5 and 7-12 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC (incorporated herein by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.6.2†#	Modifications #13, 14, 16 and 17 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.
10.7

Office Lease, dated March 19, 2004, by and between DigitalGlobe, Inc. and K/B Fund IV (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 14, 2008, Commission File No. 333-150235).

Exhibit Number	Description
10.8

First Amendment to Office Lease, dated September 10, 2004, by and between K/B Fund IV and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.9

First Amendment to Lease, dated April 18, 2005, by and between Hub Properties Trust and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, Commission File No. 001-34299).

10.10

First Amendment to Lease dated October 14, 2011, by and between Hub Properties Trust and DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 29, 2012, Commission File No. 001-34299).

10.11

Stockholders’ Agreement, dated as of July 9, 2003, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 6, 2008, Commission File No. 333-150235).

10.12

Amendment to the Stockholders’ Agreement, dated as of March 24, 2008, among DigitalGlobe, Inc. and certain stockholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on April 29, 2009, Commission File No. 333-150235).

10.13

Investor Agreement by and between DigitalGlobe, Inc. and Morgan Stanley & Co. Incorporated, dated as of April 28, 2009 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, Commission File No. 001-34299).

10.14*

Employment Agreement by and between DigitalGlobe, Inc. and Yancey L. Spruill, dated as of June 1, 2008 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009, Commission File No. 333-150235).

10.15*

Offer Letter to J. Alison Alfers, dated as of December 13, 2007 (incorporated herein by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009, Commission File No. 333-150235).

10.16*

Severance Protection Agreement by and between DigitalGlobe, Inc. and J. Alison Alfers, dated as of June 1, 2008 (incorporated herein by reference to Exhibit 10.16 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on March 24, 2009, Commission File No. 333-150235).

10.17*

Offer Letter to A. Rafay Khan, dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010, Commission File No. 001-34299).

10.18*

Severance Protection Agreement by and between DigitalGlobe, Inc. and A. Rafay Khan, dated as of January 16, 2009 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010, Commission File No. 001-34299).

10.19*

Offer Letter to John Oechsle, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.20*

Severance Protection Agreement by and between DigitalGlobe, Inc. and John Oechsle, dated as of April 15, 2010 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

Exhibit Number	Description
10.21*

Amended and Restated Employment Agreement by and between DigitalGlobe, Inc. and Jill Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).

10.22*

Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, dated as of February 23, 2011 and effective as of April 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2011, Commission File No. 001-34299).

10.23*

Amended and Restated 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on April 14, 2008, Commission Registration No. 333-150235).

10.26*

2007 Employee Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, Commission File No. 001-34299).

10.27*

2011 Executive Success Sharing Plan (Executive and Director Bonus Plan incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.28*

Form of Restricted Stock Award Agreement, 30% vest on August 31, 2011 and 70% vest on August 31, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).

10.29*	Form of Amendment to Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).
10.30*

Form of Amendment to Severance Protection Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2010, Commission File No. 001-34299).

10.31*

Form of Incentive Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.32*

Form of Incentive Stock Option Award Agreement, 25% vest annually (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.33*

Form of Non-Qualified Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.34*

Form of Non-Qualified Stock Option Award Agreement, 25% vest annually (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.35*

Form of Restricted Stock Award Agreement, 25% vest annually (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, Commission File No. 001-34299).

10.36*	Executive Compensation and Equity Awards (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299 ).
10.37*	Executive Success Sharing Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

Exhibit Number	Description
10.38*	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.39*

Form of Incentive Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

10.40*	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.41*

Form of Nonqualified Stock Option Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

10.42*	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.43*

Form of Restricted Stock Award Agreement with double trigger acceleration (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).

10.44*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 12, 2012, Commission File No. 001-34299).
10.45#

Amendment No. 6 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. (incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, Commission File No. 001-34299).

10.46#

Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 12, 2012 (incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, Commission File No. 001-34299).

10.47*

Amended and Restated 2007 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012, Commission File No. 001-34299).

10.48

Cerberus Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.49

Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.50

Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

10.51

Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc. and Matthew M. O’Connell (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2012, Commission File No. 001-34299).

Exhibit Number	Description
10.52#

Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012 (incorporated herein by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 31, 2012, Commission File No. 001-34299).

10.53†#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.
10.54

Credit Agreement, dated January 31, 2013, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.55

Registration Rights Agreement, dated January 31, 2013 by and between DigitalGlobe, Inc., Cerberus Satellite LLC, Cerberus Partners II, L.P., and Cerberus Series Four Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

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
101†+

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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
**

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