Form 10-Q
period 2013-03-31
DIGITALGLOBE, INC.
filed 2013-05-07
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of April 30, 2013, there were 74,485,006 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
(in millions, except per share)	2013	2012
Net revenue	$127.6	$87.0
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	40.9	18.0
Selling, general and administrative	79.8	29.8
Depreciation and amortization	47.3	29.1
Restructuring charges	20.3	—

(Loss) income from operations	(60.7)	10.1
Loss from early extinguishment of debt	(17.8)	—
Other income, net	0.3	—
Interest expense, net	(1.4)	(3.2)

(Loss) income before income taxes	(79.6)	6.9
Income tax benefit (expense)	19.0	(3.1)

Net (loss) income	(60.6)	3.8
Preferred stock dividends	(0.6)	—

Net (loss) income less preferred stock dividends	(61.2)	3.8
Income allocated to participating securities	—	—

Net (loss) income available to common stockholders	$(61.2)	$3.8

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.96)	$0.08

Diluted (loss) earnings per share	$(0.96)	$0.08

Weighted average common shares outstanding:
Basic	64.0	46.0

Diluted	64.0	46.7

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except par value)	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273.7	$246.2
Restricted cash	17.7	3.8
Accounts receivable, net of allowance for doubtful accounts of $2.4 and $2.9, respectively	99.0	67.0
Prepaid and current assets	25.1	18.6
Deferred taxes	70.7	43.9

Total current assets	486.2	379.5
Property and equipment, net of accumulated depreciation of $718.1 and $676.2, respectively	2,145.3	1,115.2
Goodwill	449.6	8.7
Intangible assets, net of accumulated amortization of $1.4 and $0, respectively	33.2	—
Aerial image library, net of accumulated amortization of $35.3 and $33.4, respectively	14.8	16.4
Long-term restricted cash	9.5	8.3
Long-term deferred contract costs	38.5	37.3
Other assets	47.1	12.1

Total assets	$3,224.2	$1,577.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17.0	$10.2
Current portion of long-term debt	5.5	5.0
Other accrued liabilities	82.1	56.3
Current portion of deferred revenue	69.7	42.9

Total current liabilities	174.3	114.4
Deferred revenue	385.5	386.8
Long-term debt, net of discount	1,140.9	478.6
Long-term deferred tax liability, net	163.1	55.6
Other liabilities	1.8	2.7

Total liabilities	1,865.6	1,038.1

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24.0 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized; 0.08 issued and outstanding at March 31, 2013; and no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 74.6 shares issued and 74.5 shares outstanding at March 31, 2013; and 47.2 shares issued and 47.1 outstanding at December 31, 2012	0.2	0.2
Treasury stock, at cost; 0.1 shares at March 31, 2013 and December 31, 2012, respectively	(2.6)	(2.0)
Additional paid-in capital	1,424.2	543.8
Accumulated deficit	(63.2)	(2.6)

Total stockholders’ equity	1,358.6	539.4

Total liabilities and stockholders’ equity	$3,224.2	$1,577.5

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(60.6)	$3.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	47.3	29.1
Amortization of aerial image library, deferred contract costs and lease incentive	3.9	3.8
Non-cash stock compensation expense	10.8	2.5
Amortization of debt issuance costs and accretion of debt discount	1.1	0.9
Deferred income taxes	(19.4)	2.8
Write-off of debt issuance costs and debt discounts	12.8	—
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	6.7	10.1
Other current and non-current assets	0.7	(7.3)
Accounts payable	(0.7)	(1.1)
Accrued liabilities	(25.4)	(6.2)
Deferred revenue	12.3	31.4
Other current and non-current liabilities	(3.1)	(1.3)
Payment of 2011 Senior Secured debt discount	(13.8)	—

Net cash flows (used in) provided by operating activities	(27.4)	68.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(63.1)	(55.0)
Acquisition of businesses, net of cash acquired	(524.0)	—
Other property and equipment additions	(7.2)	(2.0)
Increase in restricted cash	0.8	1.0

Net cash flows used in investing activities	(593.5)	(56.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,150.0	—
Repayment of debt	(481.2)	(1.2)
Proceeds from exercise of stock options	14.6	—
Windfall tax benefits related to stock-based compensation	1.2	—
Payment of debt issuance costs	(36.2)	—

Net cash flows provided by (used in) financing activities	648.4	(1.2)

Net increase in cash and cash equivalents	27.5	11.3
Cash and cash equivalents, beginning of period	246.2	198.5

Cash and cash equivalents, end of period	$273.7	$209.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest net of capitalized amounts of $10.9 and $5.2, respectively	$2.7	$7.5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash construction in progress accruals, including interest	(4.8)	12.3
Issuance of shares of common and convertible preferred stock for acquisition of business	836.5	—
Stock-based compensation awards issued in acquisition of business, net of income taxes	13.4	—

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE	1. General Information

DigitalGlobe, Inc. (“DigitalGlobe” or the “Company”) is a leading global provider of commercial high-resolution earth imagery products and services that support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day these users depend on DigitalGlobe data, information, technology and expertise to better understand the changing planet in order to save lives, resources and time. DigitalGlobe owns and operates five imagery satellites, which collect panchromatic (black and white) or multispectral (color) imagery using visible and near-infrared wavelengths. The Company offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate the Company’s imagery into their business operations and applications.

On January 31, 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye broadens the Company’s service offerings, enables it to optimize satellite orbits and collection of imagery, strengthens its production and analytics capabilities, increases the scale of its existing operations and diversifies its customer and product mix. All balances and transactions reflect the effect of this acquisition as of January 31, 2013.

NOTE	2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe and its wholly owned subsidiaries. The accompanying Unaudited Condensed Consolidated Financial Statements for the three month periods ended March 31, 2013 and 2012, included herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. However, due to the inherent uncertainties in making estimates, actual results could materially differ from those estimates.

Accounting for Business Acquisitions

The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Condensed Consolidated Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill.

The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The Company has not yet completed its evaluation of the acquired assets and assumed liabilities in connection with the GeoEye acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of January 31, 2014 with respect to the acquisition of GeoEye. Any changes in these estimates may have a material impact on our Unaudited Condensed Consolidated Results of Operations or Unaudited Condensed Consolidated Balance Sheets.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates goodwill for impairment on an annual basis. The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and liabilities of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. There were no impairments of goodwill during the three months ended March 31, 2013 or 2012.

Intangible assets (identified as technology, trademarks and other) are recorded at fair value as determined at the time of acquisition. The Company evaluates its definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets. The Company continuously monitors the performance of definite-lived intangible assets for potential triggering events suggesting an impairment review should be performed. There were no impairments of definite-lived intangible assets during the three months ended March 31, 2013 or 2012.

The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors that would require an impairment assessment includes, among other things, a significant change in the extent or manner in which an asset is used, a significant adverse change in the operations of our satellites, a change in government spending or customer demand that could affect the value of the asset group, a significant decline in the observable market value of an asset group or a significant decline in the Company’s stock price. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. Recoverability of property and equipment is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. There were no impairments of long-lived assets during the three months ended March 31, 2013 or 2012.

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

Sales of Licenses. Revenue from sales of imagery licenses is recognized when the images are physically delivered to the customer or, in the case of electronic delivery, when the customer is able to directly download the image from the Company’s system. In some customer arrangements, certain acceptance provisions must be satisfied. For these arrangements, revenue is recognized upon acceptance by these customers. Revenue is recognized net of contractually agreed discounts.

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

Subscriptions. DigitalGlobe sells online subscriptions to its products. These arrangements allow customers access to our products via the internet for a set period of time and a fixed fee. The subscription revenue is recorded as deferred revenue and recognized ratably over the subscription period. In addition, the Company has other arrangements in which customers pay for their subscription to one of DigitalGlobe’s web-based products by paying for a predetermined amount of access. In the case of prepayment, each time a product is accessed, a portion of the customer’s prepayment is earned. These prepayments are recorded as deferred revenue when received and the revenue is recognized based on the number of times the product is accessed. Revenue is recognized net of discounts.

Service Level Agreements (“SLA”). The Company recognizes service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Revenue is either recognized ratably over time for a defined and fixed level of service, or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements. DigitalGlobe enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings based on the needs of its customers. These arrangements may include products delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods. The revenues for the majority of the

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Company’s multiple-element arrangements are recognized in accordance with the provisions under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements” which were each prospectively adopted as of January 1, 2011.

The Company’s EnhancedView contract (the “EnhancedView Contract”) with the National Geospatial-Intelligence Agency (“NGA”) and four of its Direct Access Program (“DAP”) agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, these agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The Company’s agreements are accounted for as follows:

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

Series A Convertible Preferred Stock

Upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) par value of $0.001 per share to Cerberus Satellite, LLC. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to the Company’s equity. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended March 31, 2013 of which $0.4 million was recorded by GeoEye as a pre-acquisition obligation. The dividend payable of $1.0 million was included in accrued liabilities at March 31, 2013. The Series A Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016, the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the right to redeem at its option all, but not less than all, of the Series A Convertible Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities and require the two-class method of computing earnings per share. Diluted earnings per share is calculated by dividing net income available to common stockholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares and those issuable related to stock options, restricted stock awards and nonvested stock (using the treasury stock method). For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update. During the three-months ended March 31, 2013, the Company does not believe that there have been any new pronouncements issued that would have a material impact on its financial position or results of operations.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE	3. EnhancedView/NextView Programs

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

The Company recognizes net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, the Company recognizes SLA revenue in direct proportion to the increased level of capacity made available. The contract requires DigitalGlobe to increase the capacity made available to NGA through the addition of its WorldView-3 satellite (scheduled to launch in the second half of 2014) as well as the installation of seven additional remote ground terminals. As of July 31, 2012, the Company has installed all remote ground terminals required by the EnhancedView SLA. Given the significant amount of constellation capacity that will be made available to NGA once WorldView-3 becomes operational, the Company anticipates a material increase in net revenue once WorldView-3 reaches full operational capability (“FOC”). Accordingly, when WorldView-3 reaches FOC, the Company will begin to earn and recognize previously deferred revenue.

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

	For the three months ended March 31,
(in millions)	2013	2012
Cash received	$62.5	$62.5
EnhancedView SLA net revenue recognized	56.8	44.5
Deferred revenue arising from timing of revenue recognition	5.7	18.0
Deferred revenue arising from timing of payments	—	2.1

Deferred revenue represents cash received in advance of revenue recognition. Accordingly, the Company’s period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented. Each monthly SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined SLA performance criteria. If NGA determines that not all of the SLA performance criteria were met in a given month, a performance penalty is assessed for that month. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

rated extension beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During the three months ended March 31, 2013 and 2012, respectively, there were no holdbacks for penalties.

EnhancedView Value Added and Other Services

Over the 10-year life of the EnhancedView agreement, approximately $750.0 million is provided for value added products and services, infrastructure enhancements and other services including the option for NGA to require the Company to lower the altitude of WorldView-2 to 496 kilometers. Value added products and services enable us to meet NGA’s more advanced imagery requirements using its production and dissemination capabilities.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to the current EnhancedView agreement), the Company received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated customer relationship period, for which the estimated useful life of WorldView-1 is used as the proxy. Additionally, if the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly, either reduced in the event that the life of WorldView-1 is extended, or increased in the event that the life of WorldView-1 is reduced. Based on the current estimated useful life of WorldView-1, we recognized $6.4 million of net revenue related to the pre-FOC payments for each of the three months ended March 31, 2013 and 2012.

NOTE	4. Business Acquisitions

GeoEye

On January 31, 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye, Inc. DigitalGlobe is considered the acquirer and has accounted for the transaction under the acquisition method in accordance with U.S. GAAP. The Company believes that the acquisition of GeoEye will broaden its service offerings, enable the Company to optimize its satellite orbits and collection of imagery, strengthen its production and analytics capabilities, increase the scale of its existing operations and diversify its customer and product mix.

GeoEye common stockholders received, in the aggregate, approximately 25.9 million shares of DigitalGlobe’s common stock and $92.8 million in cash in exchange for their shares of GeoEye common stock. In addition, each share of GeoEye’s Series A Convertible Preferred Stock was converted into one newly-designated share of Series A Convertible Preferred Stock of DigitalGlobe and $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A Convertible Preferred Stock was convertible. As a result, DigitalGlobe issued 80,000 shares of Series A Convertible Preferred Stock and paid approximately $11.0 million in cash to GeoEye’s Series A Convertible Preferred stockholder. The Company also assumed the awards outstanding under GeoEye’s equity stock incentive plans. Immediately following the acquisition, the former GeoEye stockholders owned approximately 35% of DigitalGlobe’s common stock. The Company incurred total acquisition costs of $33.7 million related to the acquisition of GeoEye of which $20.8 million was incurred during the three months ended March 31, 2013.

Pursuant to the acquisition method of accounting, the fair value of each DigitalGlobe common share issued was $27.97, which was the Company’s closing share price on January 31, 2013.

In accordance with the terms of the GeoEye Senior Secured Notes agreements, the Company redeemed the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 and paid fees and expenses associated with the redemption totaling approximately $55.3 million and accrued interest of $16.4 million.

The total purchase price for the acquisition of GeoEye was as follows:

(in millions)	Amount
Net cash received	$(76.2)
Cash due to equity holders	0.8
DigitalGlobe common stock	723.8
DigitalGlobe Series A convertible preferred stock	112.7
DigitalGlobe equity awards issued to replace GeoEye equity awards, net of income taxes of $8.2 million	13.4
Long-term debt issued to redeem GeoEye’s long-term debt including early termination penalties and accrued interest	596.7

Aggregate purchase price	$1,371.2

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following represents the classifications of the cash flows received, which are included within our Unaudited Condensed Consolidated Statements of Cash Flows:

(in millions)	Amount
Investing activities:
Acquisition of business (1)	$76.2
Redemption of GeoEye debt (2)	(596.7)

Total cash used in acquisition of business	$(520.5)

(1)	Includes $103.8 million of cash paid to GeoEye common and convertible preferred stockholders, offset by cash acquired of $180.0 million.
(2)

Includes cash paid to settle GeoEye’s outstanding long-term debt at the acquisition date, including principal of $525.0 million and accrued interest of $16.4 million that was replaced by new debt (See Note 8). As a result of the discharge and redemption of GeoEye’s debt, DigitalGlobe incurred early termination penalties of approximately $55.3 million.

The Company has recognized the assets and liabilities of GeoEye based on its preliminary estimates of their acquisition date fair values. The preliminary fair value of GeoEye’s property and equipment was estimated using a market approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The preliminary fair value of GeoEye’s satellites was estimated using a replacement cost approach and was based on the amount that would be required to replace the service capacity of the assets. As of the acquisition date, identifiable intangible assets, excluding technology, were measured at fair value primarily using various “income approaches,” which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method. Technology was valued using a cost approach.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. DigitalGlobe expects to complete its final determinations no later than January 31, 2014. The final determinations may be significantly different than those reflected in its Condensed Consolidated Financial Statements as of March 31, 2013. Based on the Company’s preliminary estimates, the aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $437.6 million, which has been recognized as goodwill. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The following is DigitalGlobe’s preliminary assignment of the aggregate consideration based on currently available information.

(in millions)	March 31, 2013
Current assets, net of cash acquired	$90.0
Property, plant and equipment, including satellite constellation	1,000.7
Identifiable intangible assets:
Technology	26.0
Trademarks	5.0
Other	2.5
Other noncurrent assets	5.5
Current liabilities	(48.6)
Deferred revenue	(13.5)
Long-term deferred tax liability, net	(134.0)

Fair value of acquired assets and assumed liabilities	933.6
Goodwill	437.6

Aggregate purchase price	$1,371.2

The results of GeoEye’s operations have been included in the Company’s consolidated results of operations beginning as of the acquisition date of January 31, 2013. During the period February 1, 2013 to March 31, 2013, the Company recognized an incremental $17.0 million of revenue and $48.0 million of net loss from continuing operations resulting from the acquisition. The following unaudited pro forma financial information presents the combined results of DigitalGlobe and GeoEye for the three months ended March 31, 2013 and 2012, as though the acquisition had been consummated as of January 1, 2012.

	Three months ended March 31,
(in millions, except per share data)	2013	2012
Operating revenue	$137.4	$176.3
Net loss	(55.9)	(35.8)
Net loss available to common stockholders	(56.9)	(36.8)
Basic loss per common share	$(0.77)	$(0.51)
Diluted loss per common share	$(0.77)	$(0.50)

This pro forma information reflects certain adjustments to DigitalGlobe’s previously reported operating results, primarily:

•	transaction costs are reflected as if they occurred on January 1, 2012;

•	increased amortization of stock-based compensation;

•	increased amortization expense related to identifiable intangible assets recorded as part of the acquisition;

•	changes to depreciation expense as a result of the fair value adjustment to property and equipment;

•	decreased interest expense due to lower interest rates on long-term debt; and

•	related income tax effects.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The pro forma information for the three months ended March 31, 2012 includes approximately $43.6 million of revenue from its major contracts with the NGA, which were cancelled in the fourth quarter of 2012. The pro forma information does not reflect the actual results of operations had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of present or future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition (other than those realized subsequent to the January 31, 2013 acquisition date).

Other Acquisition

During the three-month period ended March 31, 2013, the Company completed one other acquisition for $4.0 million, including $3.5 million of cash and $0.5 million of accrued liabilities. The Company has recognized the assets and liabilities of the acquired company based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. DigitalGlobe expects to complete its final determinations no later than the first quarter of 2014. The final determinations may be significantly different than those reflected in its Condensed Consolidated Financial Statements as of March 31, 2013.

Based on the Company’s preliminary estimates, the aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $3.3 million, which has been recognized as goodwill. None of the goodwill associated with this acquisition is deductible for income tax purposes. In addition, the Company recorded $1.1 million of technology intangible assets and $0.4 million of deferred tax liability as part of its acquisition price allocation.

NOTE	5. Property and Equipment

Property and equipment consisted of the following:

(in millions)	Depreciable Life (in years)	March 31, 2013	December 31, 2012
Satellites	1 – 12	$1,323.6	$1,110.8
Construction in progress	—	1,108.1	486.8
Computer equipment and software	3	271.0	140.6
Machinery and equipment	5	92.0	32.7
Furniture, fixtures and other	3 – 7	68.7	20.5

Total property and equipment		2,863.4	1,791.4
Accumulated depreciation and amortization		(718.1)	(676.2)

Property and equipment, net		$2,145.3	$1,115.2

Additions to the Company’s satellites consist of the IKONOS and GeoEye-1 satellites acquired in connection with our acquisition of GeoEye. Construction in progress includes the WorldView-3 and GeoEye-2 satellites, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest. The Company currently plans to optimize the size of its satellite constellation and, following the completion of construction and testing, place GeoEye-2 in storage until such time as incremental capacity or a replacement for an existing satellite is required. Depreciation expense for property and equipment was $45.9 million and $29.1 million for the three months ended March 31, 2013 and 2012, respectively.

The capitalized costs of the Company’s satellites and related ground systems include internal and external direct labor costs, internally developed software and direct material costs which support the construction and development of the satellites and related ground systems. The cost of DigitalGlobe’s satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through in-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

NOTE	6. Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the three-month period ended March 31, 2013:

(in millions)	March 31, 2013
Balance, December 31, 2012	$8.7
Acquisitions	440.9

Balance, March 31, 2013	$449.6

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s intangible assets for the three months ended March 31, 2013:

	As of March 31, 2013
(in millions)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Technology	3 – 5	$26.9	$(0.9)	$26.0
Trademarks	3	5.0	(0.3)	4.7
Other	1 – 20	2.7	(0.2)	2.5

Total		$34.6	$(1.4)	$33.2

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the three-month period ended March 31, 2013 the Company added approximately $33.5 million of intangible assets that were related to its acquisition of GeoEye and $1.1 million of intangible assets related to its other acquisition. The Company is in the process of finalizing the fair value of goodwill and intangible assets acquired. Such valuations will be completed within one year of purchase. Accordingly, these amounts represent preliminary estimates, which are subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations.

Total intangible amortization expense recognized was $1.4 million during the three-month ended March 31, 2013 (none during the three-months ended March 31, 2012). The estimated future annual amortization expense for acquired intangible assets is as follows:

(in millions) Fiscal Years Ending December 31,	Amount
2013(1)	$6.2
2014	8.3
2015	7.3
2016	5.4
2017	5.2
Thereafter	0.8

Total amortization expense	$33.2

(1)	Represents estimated amortization for the nine month period ended December 31, 2013.

NOTE	7. Other Accrued Liabilities and Other Long-Term Liabilities

(in millions)	March 31, 2013	December 31, 2012
Compensation and other employee benefits	$20.0	$16.4
Construction in progress accruals	17.4	7.1
Restructuring costs	4.8	—
Accrued taxes	1.9	9.2
Acquisition related accruals	—	5.8
Other accrued expense	38.0	17.8

Total other accrued liabilities	$82.1	$56.3

Compensation and other employee benefits include payroll, accrued bonus expense and vacation accrual. Construction in progress accruals include amounts for milestone payments due on the procurement and construction of the WorldView-3 and GeoEye-2 satellites. Acquisition related accruals primarily consist of advisory and legal costs. Other accruals consist of third party commission expense, professional fees, remote ground terminal maintenance and the current portion of deferred lease incentives.

Long-term accrued liabilities consist of future payments related to the construction of a direct access facility.

NOTE	8. Debt

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75%

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.

The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The 2013 Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Agreement also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio.

Senior Notes

Also in connection with the acquisition of GeoEye on January 31, 2013, the Company issued $600.0 million of Senior Notes (“Senior Notes”) which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. The Company may redeem some or all of the Senior Notes at any time and from time to time on or after February 1, 2017, at the redemption prices set forth in the offering memorandum. The initial redemption price for the Senior Notes is 102.625% of their principal amount plus accrued and unpaid interest to the date of redemption. The Company may redeem some or all of the Senior Notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to the date of redemption. In addition, on or prior to February 1, 2016, the Company may redeem up to 35% of the principal amount of the Senior Notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of redemption, subject to certain other provisions as set forth in the offering memorandum. If a change of control occurs, the Company must give holders of the Senior Notes an opportunity to sell the Company their Senior Notes at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the date of purchase.

The Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and are senior to its existing and future subordinated indebtedness. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of the Company’s existing and certain of its future direct and indirect wholly-owned domestic subsidiaries. Each guarantor’s guarantee ranks pari passu in right of payment with all future senior indebtedness of the guarantor.

The Senior Notes have not been registered under the Securities Act of 1933, as amended. The Company has agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will pay additional interest on the Senior Notes.

The Company paid $41.2 million of underwriting and other fees and expenses in connection with the 2013 Credit Facility and the Senior Notes, of which $5.0 million was included in “Loss on early extinguishment of debt” because a portion of the refinancing was accounted for as a “modification”.

The following table represents the Company’s future debt payments as of March 31, 2013:

(in millions)	Long-term debt (excluding interest payments)
2013 (1)	$4.1
2014	5.5
2015	5.5
2016	5.5
2017	5.5
Thereafter	1,123.9

Total	$1,150.0

(1)	Represents long-term debt principal payments for the nine month period ended December 31, 2013.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance the Company’s 2011 $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition, to pay the cash consideration under the merger agreement and to pay fees and expenses related to the transactions.

Retired 2011 Senior Secured Credit Facility

On October 12, 2011, the Company entered into a $500.0 million, seven-year senior secured term loan facility and a $100.0 million, five-year senior secured revolving credit facility (collectively, the “2011 Credit Facility”). As of January 31, 2013, the Company had net unamortized debt discount of $12.5 million and deferred financing costs of approximately $7.8 million relating to the 2011 Credit Agreement. On January 31, 2013, in connection with the acquisition of GeoEye, the Company entered into 2013 Credit Facility and Senior Notes and repaid and retired the 2011 Credit Facility. As a result of the repayment and retirement of the 2011 Credit Facility, the Company allocated $7.5 million of the net unamortized debt discount and deferred financing costs to the 2013 Credit Facility and Senior Notes. The Company recorded a loss of $17.8 million during the three months ended March 31, 2013 primarily due to the write-off of the remaining $12.8 million of unamortized deferred financing fees and debt discount and approximately $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

Letters of Credit

At March 31, 2013 and December 31, 2012, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. At March 31, 2013 and December 31, 2012, the Company had $27.3 million and $15.3 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees and interest capitalized.

	For the three months ended March 31,
(in millions)	2013	2012
Interest	$10.9	$7.3
Capitalized interest	(10.9)	(5.2)
Accretion of debt discount, deferred financing amortization and line of credit fees	1.5	1.1

Interest expense	$1.5	$3.2

NOTE	9. Fair Values of Financial Instruments

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at March 31, 2013	$73.1	$73.1	$—	$—
Cash equivalents at December 31, 2012	174.1	174.1	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At March 31, 2013 and December 31, 2012, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company has not identified any Level 2 or Level 3 financial instruments as of March 31, 2013 and December 31, 2012.

The fair value of the Senior Secured Term Loan Facility and the Senior Notes were based upon trading activity among lenders.

(in millions)	Total Carrying Value	Principal	Estimated Fair Value
2013 Senior Secured Facility at March 31, 2013	$547.7	$550.0	$557.2
2013 Senior Notes at March 31, 2013	598.7	600.0	596.6
2011 Senior Secured Facility at December 31, 2012	483.6	495.0	496.2

NOTE	10. Stock-Based Compensation

To date, the Company has issued equity awards that consist of stock options, restricted stock, non-vested restricted stock awards and non-vested restricted stock units. Non-cash compensation expense for the equity awards is calculated based on the fair value of the award on the date of grant and amortized on a straight-line basis over the vesting period. For non-vested restricted stock awards where vesting is contingent upon meeting both a service condition and a performance condition, the Company recognizes expense on the estimated number of shares that is anticipated to vest over the requisite service period. Changes to the number of shares that are anticipated to vest will result in a cumulative catch-up or a reduction of expense in the period in which the change in estimate is made.

In connection with the acquisition of GeoEye, the Company issued stock compensation awards to replace the outstanding GeoEye awards with options and awards to acquire the Company’s common stock.

Stock Options

The Company did not award stock options during the three months ended March 31, 2013 other than in connection with the GeoEye acquisition.

A summary of stock option activity for the three months ended March 31, 2013 is presented below:

	Options Outstanding
(in millions, except for weighted average exercise prices)	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2012	3.7	$21.06
Granted	—	—
Granted in GeoEye acquisition (Note 4)	1.4	17.69
Exercised	(1.2)	17.88
Forfeited/Expired	(0.1)	21.81

Outstanding – March 31, 2013	3.8	20.86

Exercisable – March 31, 2013	2.5	$22.36

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

During the three months ended March 31, 2013 the Company did not grant any restricted stock awards other than in connection with the GeoEye acquisition. A summary of restricted stock activity for the three months ended March 31, 2013 is shown below:

(in millions, except for weighted average grant date fair values)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	0.6	$17.52
Granted	—	—
Granted in GeoEye acquisition (Note 4)	0.5	27.27
Forfeited/Canceled	—	—
Vested	(0.3)	24.02

Non-vested at March 31, 2013	0.8	$21.01

Restricted Stock Units

During the three months ended March 31, 2013, the Company awarded 0.5 million restricted stock units, which generally vest over four years. A summary of restricted stock unit activity for the three months ended March 31, 2013 is shown below:

(in millions, except for weighted average grant date fair values)	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	0.5	28.44
Forfeited/Canceled	—	—
Vested	—	—

Non-vested at March 31, 2013	0.5	$28.44

Performance Share Units

During the three months ended March 31, 2013, the Company did not award performance share units other than in connection with the GeoEye acquisition. A summary of performance share activity for the three months ended March 31, 2013 is shown below:

(in millions, except for weighted average grant date fair values)	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2012	0.1	$15.82
Granted	—	—
Granted in GeoEye acquisition (Note 4)	0.3	27.27
Forfeited/Canceled	(0.1)	27.27
Vested	(0.2)	27.27

Non-vested at March 31, 2013	0.1	$18.63

Performance share units are based on both a service requirement and a performance condition. The number of shares that ultimately will vest are based on a measurement of the Company’s average annual return on invested capital. The actual number of shares that may ultimately vest can range from zero to 200% of the target amount. Changes to the number of shares expected to vest will result in a cumulative catch up or reduction of expense in the period in which the change in estimate is made.

Deferred Stock Units

In connection with the GeoEye acquisition, the Company granted 0.1 million deferred stock units, which will vest on July 31, 2013 and be settled in shares of the Company’s stock.

Treasury Stock

During the three months ended March 31, 2013 and 2012, certain participants elected to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vested. The quantity and value of the shares withheld were immaterial and have been included in treasury shares. The Company made no open market repurchases of its common stock during the three months ended March 31, 2013 or 2012.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE	11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by dividing net (loss) income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method. Securities that contain non-forfeitable rights to dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and dilutive EPS pursuant to the two-class method. Net losses are not allocated to the Company’s participating securities. The Company’s Series A Convertible Preferred Stock are participating securities.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended March 31,
(in millions, except per share data)	2013	2012
Earnings (loss) per share:
Net (loss) income	$(60.6)	$3.8
Preferred stock dividends	(0.6)	—

Net (loss) income less preferred stock dividends	(61.2)	3.8
Income allocated to participating securities	—	—

Net (loss) income available to common stockholders	$(61.2)	$3.8

Basic weighted average number of common shares outstanding	64.0	46.0
Assuming exercise of stock options and restricted shares	—	0.7

Diluted weighted average number of common shares outstanding	64.0	46.7

(Loss) earnings per share:
Basic	$(0.96)	$0.08

Diluted	$(0.96)	$0.08

The number of options, non-vested restricted stock awards and potential common shares from the conversion of Series A Convertible Preferred Stock that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive were 8.5 million and 4.2 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE	12. Income Taxes

In connection with DigitalGlobe’s acquisition of GeoEye on January 31, 2013, the Company recognized a net current deferred tax asset of $26.8 million, and a net noncurrent deferred tax liability of $134.0 million, which reflects the expected future tax effects of certain differences between the financial reporting carrying amounts and tax bases of GeoEye’s assets and liabilities. The primary differences involve GeoEye’s intangible assets and property and equipment, including the effects of acquisition date valuation adjustments. The net deferred tax liability is partially offset by a deferred tax asset for expected future tax deductions relating to GeoEye’s net operating loss carryforwards. Based on preliminary information, DigitalGlobe recorded a valuation allowance of $2.0 million on the acquisition date for a portion of the acquired net deferred tax assets that it believes is more likely than not to be realized.

The Company has recognized the assets and liabilities of GeoEye based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. DigitalGlobe expects to complete its final determinations no later than the first quarter of 2014. The Company’s preliminary acquisition date estimates of deferred income taxes and the related valuation allowance are subject to adjustment as discussed in Note 4.

The Company’s effective income tax rate was 23.9% and 44.9% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation, 2012 research and development tax credits resulting by tax law changes enacted in January 2013 and significant non-deductible costs related to the acquisition of GeoEye.

NOTE	13. Restructuring Charges

The Company has initiated a series of restructuring activities intended to improve its operational efficiency as a result of its acquisition of GeoEye. The restructuring enhances the Company’s ability to provide cost-effective offerings to customers. The restructuring enables the Company to retain and expand its existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, relocating certain ground terminals and systems and other exit costs.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The restructuring costs totaled $20.3 million during the three months ended March 31, 2013. The restructuring liability is included in current accrued liabilities.

The accrued restructuring liability as of March 31, 2013 includes $3.8 million of severance and retention payments for employees required to provide service for a period of time. The components of the restructuring charge were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2012	$—	$—	$—	$—
Provision for restructuring charges (1)	13.4	0.3	0.4	14.1
Cash payments	(9.3)	—	—	(9.3)

Balance, March 31, 2013	$4.1	$0.3	$0.4	$4.8

(1)	Restructuring charges for the three months ended March 31, 2013 excludes $6.2 million of share-based compensation associated with the accelerated vesting of stock awards.

NOTE	14. Related Party Transactions

Morgan Stanley/Morgan Stanley & Co., Incorporated

During the three months ended March 31, 2013, the Company paid Morgan Stanley approximately $26.5 million in fees and expenses associated with the acquisition of GeoEye and associated financing. Additionally, during the three months ended March 31, 2013, Morgan Stanley sold its interest in DigitalGlobe’s common stock. As of March 31, 2013, the Company does not consider Morgan Stanley to be a related party.

Cerberus Agreement

On July 22, 2012, DigitalGlobe entered into an agreement (the “Cerberus Agreement”) with Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (collectively, the “Cerberus Parties”). The Cerberus Agreement provides, among other things, that for a period of time the Cerberus Parties and their respective affiliates (i) will not hold beneficial ownership in excess of 19.9% of the outstanding DigitalGlobe common stock, including the DigitalGlobe Convertible Preferred Stock on an as-converted basis, and (ii) will vote their shares in accordance with the recommendations of the DigitalGlobe Board. As a result of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock to Cerberus Satellite, LLC.

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

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for an 18% ownership interest in a joint venture in China. During the three months ended March 31, 2013, the joint venture purchased $3.9 million in products and services from the Company. Amounts owed to the Company by the joint venture at March 31, 2013 and December 31, 2012 were $7.8 million and $7.6 million, respectively.

NOTE	15. Commitments and Contingencies

The Company enters into agreements in the ordinary course of business with customers, vendors and others. Most of these agreements require the Company to indemnify the other party against third-party claims alleging that one of its products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require the Company to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by the Company, its employees, agents or representatives. In addition, from time to time the Company has made guarantees regarding the performance of its systems to its customers. The majority of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Litigation Related To the Acquisition

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. On September 7, 2012, the Court ordered the consolidation of the three actions as In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB.

On September 24, 2012, plaintiffs filed an amended consolidated complaint alleging the GeoEye board of directors breached their fiduciary duties by allegedly, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed acquisition. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information.

On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (“MOU”) to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the completion of confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the Acquisition becoming effective under applicable law. Any payments made in connection with the settlement, which are subject to court approval, are not expected to be material to the combined company. In January 2013, the parties completed confirmatory discovery. On April 24, 2013, the parties submitted the final settlement to the Court for approval. A hearing date has not yet been set.

NOTE	16. Significant Customers and Geographic Information

With the acquisition of GeoEye on January 31, 2013, the Company’s Chief Operating Decision Maker (“CODM”) has re-evaluated the information used to manage the business and has concluded that the Company operates in a single segment, in which it provides imagery and imagery information products and services to customers around the world. The Company uses common infrastructure and technology to collect, process and distribute its imagery products and services to all customers. The Company measures performance based on consolidated operating results and achievement of individual performance goals.

DigitalGlobe recognized net revenue related to contracts with the U.S. Government, its largest customer, of $77.5 million and $53.7 million for the three months ended March 31, 2013 and 2012, respectively. This represented 60.7% and 61.7% of the Company’s total net revenue for the three months ended March 31, 2013 and 2012, respectively.

DigitalGlobe has organized its sales leadership and go-to market efforts around two customer bases (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of the Company’s DAP revenue, international defense and intelligence revenue and commercial revenue, including civil governments. The following table summarizes net revenue for these two groups:

(in millions)	2013	2012
U.S. Government	$77.5	$53.7
Diversified Commercial	50.1	33.3

Net revenue	$127.6	$87.0

Total U.S. and international net revenue were as follows:

(in millions)	2013	2012
U.S.	$90.8	$61.4
International	36.8	25.6

Net revenue	$127.6	$87.0

DigitalGlobe, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that the anticipated benefits and synergies from the strategic acquisition of GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

Overview

DigitalGlobe, Inc. (“DigitalGlobe,” “Company,” “we,” “our,” or “us”) is a leading global provider of commercial high-resolution earth imagery products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of uses in a number of fields, including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Our principal customers are defense and intelligence as well as civil agencies of governments and providers of location-based services. Additionally, we serve a variety of companies in other industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our five high-resolution imaging satellites and managed in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing approximately 3.9 billion square kilometers of imagery, with new imagery added every day. As of March 31, 2013, our collection capacity was approximately 1.2 billion square kilometers of imagery per year or roughly eight times the earth’s land surface area.

On January 31, 2013, we completed the acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye increases the scale of our operations, diversifies our customer and product mix, broadens our service offerings, enables us to optimize our satellite orbits and collection of imagery, and strengthens our production and analytics capabilities. The combined company has five operational satellites in orbit, with two satellites nearing end of construction. Refer to Note 4 “Business Acquisitions” to the Unaudited Condensed Consolidated Financial Statements for further discussion. We incurred the following combination related costs in conjunction with the acquisition of GeoEye during the three months ended March 31, 2013:

DigitalGlobe, Inc.

(in millions)	Expensed	Capitalized	Total
Restructuring costs	$20.3	$1.2	$21.5
Acquisition costs	20.8	—	20.8
Integration costs	7.9	—	7.9
Debt related costs	17.8	36.6	54.4

Total combination related costs	$66.8	$37.8	$104.6

Restructuring costs are costs incurred to realize efficiencies from the acquisition of GeoEye, such as reducing redundant workforce, consolidating facilities and systems, and relocating ground terminals. Capitalized costs relating to restructuring primarily consist of property, equipment and leasehold improvements necessary to consolidate operations. Acquisition costs are costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Loss on early extinguishment of debt is related to entering into the $550.0 million Senior Secured Term Loan facility and $600.0 million Senior Notes, the proceeds of which were used to refinance our $500.0 million term loan and fund the discharge and redemption of GeoEye’s $525.0 million Senior Secured Notes we assumed in the acquisition.

The GeoEye acquisition has increased our revenue and assets, as well as diversified our customer base. By optimizing orbits, coordinating scheduling and optimizing collection of imagery, we expect to increase imaging capacity and improve timelines and revisit rates. We expect to reduce capital expenditures as a result of having five operational satellites, of which we intend to only maintain a constellation of three satellites over the longer term, allowing us to delay construction of additional satellites. The combined company has two satellites near end of construction and, following completion of construction testing, will place one of them, GeoEye-2, in storage until such time as incremental capacity or replacement for an existing satellite is required. We currently expect to launch WorldView-3 in the second half of 2014. We anticipate that the full operating expense synergies will be realized primarily within the six quarters following the close of the acquisition. We expect cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and operational infrastructure savings. We expect to incur additional severance related restructuring charges of approximately $8.0 million over the next four quarters. We may initiate additional restructuring activities in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, where we discuss our more significant judgments and estimates used in the preparation of the Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of our Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Unaudited Condensed Consolidated Financial Statements.

Backlog

The following table represents our backlog as of March 31, 2013:

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
Enhanced View SLA	$227.3	$2,335.2
Amortization of pre-FOC payments related to NextView	25.5	130.8
Other revenue and value added services	46.9	153.2

Total U.S. Government	299.7	2,619.2

Diversified Commercial:
DAP	87.6	181.8
Other Diversified Commercial(1)	110.5	193.6

Total Diversified Commercial	198.1	375.4

Total Backlog	$497.8	$2,994.6

(1)

Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from international defense and intelligence, and commercial customers.

DigitalGlobe, Inc.

“Next 12 months” backlog refers to the period between April 1, 2013 and March 31, 2014.

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView contract, amounts committed under Direct Access Program (“DAP”) agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts on which we participate for products and services that we believe we are qualified to provide.

The EnhancedView contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the National Geospatial-Intelligence Agency (“NGA”). Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining eight option years, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

The amortization of pre-FOC payments related to our NextView with NGA will be recognized over the 10.5 years from FOC of WorldView-1. We recognize it ratably over the estimated customer relationship period for which the estimated WorldView-1 satellite useful life is the proxy. The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of our satellite and therefore should not be considered a reduction in our capacity to generate additional sales. Additionally, if the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly, either reduced in the event that the life of WorldView-1 is extended, or increased in the event the life of WorldView-1 is reduced.

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

Significant Customer

EnhancedView Service Level Agreement

Our largest customer is the U.S. Government, which includes our EnhancedView Service Level Agreement (“SLA”) with the NGA. The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning September 1, 2014. We are required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems.

On July 25, 2011, NGA exercised the first option under the EnhancedView SLA, extending the SLA for the period of September 1, 2011 through August 31, 2012. On July 24, 2012, NGA exercised the second option period under the EnhancedView SLA, extending the SLA for the period of September 1, 2012 through August 31, 2013.

We recognize net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, we recognize SLA revenue in direct proportion to the increased level of capacity made available. The contract requires us to increase the capacity made available to NGA through the addition of our WorldView-3 satellite (scheduled to launch in the second half of 2014) as well as the installation of seven additional remote ground terminals. As of the end of July 2012, we have installed all remote ground terminals required by the EnhancedView SLA. Given the significant amount of constellation capacity that will be made available to NGA once WorldView-3 becomes operational, we anticipate a material increase in net revenue once WorldView-3 reaches full operational capability (“FOC”). Accordingly, when WorldView-3 reaches FOC, we will begin to earn and recognize previously deferred revenue.

During the first and second quarters of 2012, DigitalGlobe and NGA agreed to modifications of the EnhancedView Contract that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modifications did not result in a material change to the SLA accounting and we continue to use the proportional performance method of net revenue recognition. The capacity made available to NGA resulted in EnhancedView SLA net revenue as follows:

DigitalGlobe, Inc.

	For the three months ended March 31,
(in millions)	2013	2012
Cash received	$62.5	$62.5
EnhancedView SLA net revenue recognized	56.8	44.5
Deferred revenue arising from timing of revenue recognition	5.7	18.0
Deferred revenue arising from timing of payments	—	2.1

Deferred revenue represents cash received in advance of revenue recognition. Accordingly, our period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented. Each monthly SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon our performance against pre-defined SLA performance criteria. If NGA determines that not all of the SLA performance criteria were met in a given month, a performance penalty is assessed for that month. We retain the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause us to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During the three months ended March 31, 2013 and 2012, respectively, there were no holdbacks for penalties.

Results of Operations

The following tables summarize our historical results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and our expenses as a percentage of revenue for the periods indicated:

	Three months ended March 31,		Change
(dollars in millions)	2013	2012	$	Percent
Historical results of operations:
U.S. Government net revenue	$77.5	$53.7	$23.8	44.3%
Diversified Commercial net revenue	50.1	33.3	16.8	50.5

Net revenue	127.6	87.0	40.6	46.7
Cost of revenue excluding depreciation and amortization	40.9	18.0	22.9	127.2
Selling, general and administrative	79.8	29.8	50.0	167.8
Depreciation and amortization	47.3	29.1	18.2	62.5
Restructuring charges	20.3	—	20.3	*

(Loss) income from operations	(60.7)	10.1	(70.8)	*
Loss from early extinguishment of debt	(17.8)	—	(17.8)	*
Other income, net	0.3	—	0.3	*
Interest expense, net	(1.4)	(3.2)	1.8	(56.3)

(Loss) income before income taxes	(79.6)	6.9	(86.5)	*
Income tax benefit (expense)	19.0	(3.1)	22.1	*

Net (loss) income	$(60.6)	$3.8	$(64.4)	*

*	Not meaningful

Net Revenue

The following tables summarize net revenue and net revenue as a percentage of totals for U.S. Government and Diversified Commercial customers:

	Three months ended March 31,
	2013	2012
Net Revenue as a Percent of Total:
U.S. Government	60.7%	61.7%
Diversified Commercial	39.3	38.3

Total Net Revenue	100.0%	100.0%

DigitalGlobe, Inc.

Total U.S. and international sales were as follows:

	Three months ended March 31,
(dollars in millions)	2013	2012
Net Revenue
U.S.	$90. 8	$61.4
International	36. 8	25.6

Total Net Revenue	$127.6	$87.0

The following table summarizes our percentage of direct and reseller and partner sales on a consolidated basis:

	Three months ended March 31,
	2013	2012
Reseller and Direct Sales
Direct sales	86.0%	87.1%
Reseller and partner sales	14.0	12.9

	100.0%	100.0%

Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers and partners.

In connection with the GeoEye acquisition, we have re-evaluated the information used to manage our business and have concluded that we now operate in a single segment, in which we provide imagery, imagery information products and services to customers around the world. The vast majority of our revenue is derived from imagery and imagery information products and services. In order to serve our customers, we use a common infrastructure and technology to collect, process and distribute those imagery products and services to all customers.

We have organized our sales leadership and go-to market efforts around two customer bases (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of DAP revenue, international defense and intelligence revenue and commercial revenue, including civil governments.

Our imagery products and services are comprised of imagery that we process to varying levels according to the customer’s specifications. We deliver our products and services using the distribution method suited to our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which requires tasking of our satellites, for a specific area of interest or as a bundle of imagery and data for a region or type of location, such as cities, ports, harbors or airports.

U.S. Government

(dollars in millions)	Three months ended March 31,
	2013	2012
U.S. Government Net Revenue:
Enhanced View SLA	$56.8	$44.5
Other revenue and value added services	14.3	2.8
Amortization of pre-FOC payments related to NextView	6.4	6.4

Total U.S. Government net revenue	$77.5	$53.7

Reseller and Direct Sales:
Direct sales	98.6%	99.4%
Resellers	1.4	0.6

	100.0%	100.0%

U.S. Government primarily consists of customers who are defense and intelligence agencies of the U.S. Government. The U.S. Government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. Government, including the military and other government agencies. Enhanced View SLA revenue comprised 44.5% and 51.1% of our net revenue for the three months ended March 31, 2013 and 2012, respectively. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer. Other revenue and value added services comprised 11.2% and 3.2% of our net revenue for the three months ended March 31, 2013 and 2012, respectively.

Our U.S. Government customers focus on image quality, including resolution, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning.

DigitalGlobe, Inc.

Our customers typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our net revenue from customers in the U.S. Government have historically been largely from service level agreements and tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We sell to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent, and expect this trend to continue.

Diversified Commercial Net Revenue

(dollars in millions)	Three months ended March 31,
	2013	2012
Diversified Commercial Net Revenue:
DAP revenue	$18.0	$12.8
Other Diversified Commercial	32.1	20.5

Total Diversified Commercial net revenue	$50.1	$33.3

	Three months ended March 31,
	2013	2012
Reseller and Direct Sales:
Direct sales	66.5%	67.3%
Resellers	33.5	32.7

	100.0%	100.0%

Our Diversified Commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through multi-year contracts, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers.

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenues to access our satellite constellation are recognized over time based on minutes of actual usage. The revenues and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenues and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenues, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. We have DAP agreements in 10 countries. From our DAP customers, we generated $18.0 million and $12.8 million of net revenues for the three months ended March 31, 2013 and 2012, respectively.

Other Diversified Commercial revenue also includes revenue from international civil government, providers of location based services (“LBS”), other industry verticals and from international defense and intelligence customers. Our customers are primarily government agencies, energy, telecommunications, utility and agricultural companies who, like our U.S. Government customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS, include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to create or expand their products and services. Customers in our industry verticals are represented by verticals such as financial services, oil and gas, telecommunications, utilities, environmental services and other industry verticals that use our imagery in a wide range of applications. International defense and intelligence consists of customers who are principally defense and intelligence agencies of foreign governments.

For the Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net revenue increased $40.6 million, or 46.7%, to $127.6 million for the three months ended March 31, 2013 from $87.0 million for the three months ended March 31, 2012.

There was an increase of $23.8 million, or 44.3%, in U.S. Government net revenue to $77.5 million during the three months ended March 31, 2013 from $53.7 million for the three months ended March 31, 2012. This increase was the result of $12.3 million of additional net revenue recognized under the EnhancedView SLA due to increased capacity made available to NGA and an $11.5 million increase in value added services.

The increase of $16.8 million, or 50.5%, in Diversified Commercial net revenue to $50.1 million for the three months ended March 31, 2013 from $33.3 million for the three months ended March 31, 2012 was primarily due to having generated two months of net revenue resulting from the acquisition of GeoEye, totaling approximately $13.0 million, in 2013 compared to no such GeoEye net

DigitalGlobe, Inc.

revenue in 2012. During the three-months ended March 31, 2013 compared to the three months ended March 31, 2012, international civil government revenue increased $5.4 million; other industry verticals increased $3.8 million; LBS revenue increased $2.4 million; and DAP revenue increased $5.2 million.

Expenses

	Three months ended March 31,
	2013	2012
Expenses as a percentage of net revenue:
Total net revenue	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	32.1	20.7
Selling, general and administrative	62.5	34.3
Depreciation and amortization	37.1	33.4
Restructuring charges	15.9	—

(Loss) income from operations	(47.6)	11.6
Loss on early extinguishment of debt	(13.9)	—
Other income, net	0.2	—
Interest expense, net	(1.1)	(3.7)

(Loss) income before income taxes	(62.4)	7.9
Income tax benefit (expense)	14.9	(3.5)

Net (loss) income	(47.5)%	4.4%

Our net revenue is primarily generated by the sale of products and services comprised of imagery from our satellites. Most of the costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite. There is not a significant direct relationship between our cost of revenue and changes in our net revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the cost of operations directly associated with operating our satellites, retrieving information from the satellites and processing the data retrieved. Costs of acquiring aerial imagery from third parties are capitalized and amortized on an accelerated basis as a cost of revenue.

Cost of Revenue

The following table summarizes our cost of revenue:

(in millions)	Three months ended March 31,
	2013	2012
Ground system operation	$13.6	$5.4
Labor related costs	15.5	7.1
Aerial imagery	2.0	2.0
DAP facility costs	3.4	1.5
Other	6.4	2.0

Total costs of revenue	$40.9	$18.0

Cost of revenue increased $22.9 million, or 127.2%, to $40.9 million during the three months ended March 31, 2013 from $18.0 million for the three months ended March 31, 2012. This increase was primarily attributable additional expense resulting from the acquisition of GeoEye consisting of $8.4 million of higher labor related costs, $8.2 million of expense associated with operating additional ground stations and a $4.4 million increase in other costs primarily related to supporting the production and analysis of imagery. We expensed $1.0 million in costs associated with the termination of a contract with a provider of aerial imagery. We expect the amount of future expense derived from aerial imagery to decrease as we have no current plans to purchase additional aerial imagery on an ongoing basis.

DigitalGlobe, Inc.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

(in millions)	Three months ended March 31,
	2013	2012
Acquisition costs	$20.8	$—
Labor related costs	32.4	17.4
Professional fees	15.6	4.3
Marketing expenses	0.9	0.6
Software and equipment maintenance costs	2.7	1.9
Satellite insurance	2.8	2.5
Other	4.6	3.1

Total selling, general and administrative	$79.8	$29.8

Selling, general and administrative expenses increased $50.0 million, or 167.8%, to $79.8 million during the three months ended March 31, 2013 from $29.8 million for the three months ended March 31, 2012. We incurred $20.8 million in acquisition costs related to the completion of the acquisition of GeoEye. Labor costs increased $15.0 million primarily as a the result of having incurred two months of labor related to the acquisition of GeoEye compared to no such costs incurred in the prior year. Professional fees increased $11.3 million to support the growth of the business and is primarily associated with combining the two companies.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of our satellites and other operating assets.

Depreciation and amortization increased by $18.2 million, or 62.5%, to $47.3 million for the three months ended March 31, 2013 from $29.1 million for the three months ended March 31, 2012. The increase in expense during the three-month period ended March 31, 2013 was principally attributable to our acquisition of GeoEye and the related property, equipment and intangible assets acquired. In addition, certain of our construction in process projects were put into service during the three months ended March 31, 2013 resulting in increased depreciation. Most significant of these new assets was the infrastructure we activated in the period that integrates our infrastructure more securely to the U.S. Government. The depreciation in the period associated with those assets was $4.4 million, after they were placed into service on January 26, 2013.

Future changes in depreciation and amortization could be affected by commissioning of a new satellite, changes in useful life of an existing satellite or introduction of significant new capital assets. We currently plan to optimize the size of our satellite constellation and, following completion of construction and testing, place GeoEye-2 in storage until such time as incremental capacity or a replacement for an existing satellite is required.

We anticipate that certain of our restructuring plans, which include reducing or eliminating redundant assets and capacity, will result in accelerated depreciation in the next several quarters, but will reduce depreciation on these assets in the long-term. This reduction in depreciation will be offset by increased depreciation when our WorldView-3 satellite is launched.

Restructuring Charges

During the quarter ended March 31, 2013, primarily as a result of our acquisition of GeoEye, we initiated a series of restructuring activities intended to realign our infrastructure with demand by our customers so as to optimize our operational efficiency. We recognized restructuring charges of approximately $20.3 million during the three months ended March 31, 2013 and none in the comparable period in 2012. We believe that the restructuring enhances our ability to provide cost-effective customer service offerings, which we anticipate will enable us to retain and expand our existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Interest Expense, net

Interest expense, net of capitalized interest and interest income, decreased by $1.8 million, or 56.3%, to $1.4 million for the three months ended March 31, 2013 from $3.2 million during the three months ended March 31, 2012. This decrease is attributed to approximately 87.9% of our interest being capitalized to capital projects during the three months ended March 31, 2013 as compared to 61.2% during the three months ended March 31, 2012, as well as lower interest cost as a result of refinancing our debt on January 31, 2013.

DigitalGlobe, Inc.

Based on our capitalization policies, we expect interest expense to decrease due to capitalization of these costs to the construction of our WorldView-3 and GeoEye-2 satellites and other infrastructure. Once GeoEye-2 construction is completed later in 2013, we expect to decrease the amount of interest we capitalize on this satellite, resulting in a higher percentage of interest that is expensed. The amount of interest capitalized related to WorldView-3 will increase as it nears completion and launch. We anticipate expensing substantially all of our interest costs upon the anticipated commissioning of WorldView-3 in the second half of 2014. The costs of our satellites include capitalized interest costs incurred during the construction and development period of the satellite. In addition, capitalized costs of our satellites and related ground systems include internal direct labor costs incurred in their construction.

Income Tax (Benefit) Expense

Income tax benefit increased by $22.1 million for the three months ended March 31, 2013, to a benefit of $19.0 million from a tax expense of $3.1 million for the three months ended March 31, 2012. The increase in tax benefit is due to having taxable losses during the three months ended March 31, 2013 compared to the taxable income during the three months ended March 31, 2012. For the first quarter ended March 31, 2013, we had an effective overall tax rate of 23.9%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation, 2012 research and development tax credits resulting by tax law changes enacted in January 2013 and significant non-deductible costs related to the acquisition of GeoEye.

Balance Sheet Measures

Total assets increased $1,646.7 million, or 104.4%, to $3,224.2 million at March 31, 2013 from $1,577.5 million at December 31, 2012. Total assets increased primarily as a result of acquiring the assets of GeoEye totaling $1,129.7 million and goodwill totaling $437.6 million. In addition, property and equipment increased $29.4 million from December 31, 2012 to March 31, 2013 primarily resulting from the costs to build our WorldView-3 and GeoEye 2 satellites and other infrastructure projects offset by depreciation. Other assets increased $31.3 million primarily due to additional deferred financing costs resulting from the refinancing of our long-term debt.

Total liabilities increased $827.4 million, or 79.7%, to $1,865.5 million at March 31, 2013 from $1,038.1 million at December 31, 2012. This increase was due to assuming the liabilities of GeoEye totaling $196.1 million and an increase of long-term debt of $662.8 million primarily as a result of the GeoEye acquisition.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. We cannot assure you that the U.S. Government will continue to purchase earth imagery or other services from us at similar levels or similar terms. All of our contracts with the U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. Government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 60.7% of our consolidated revenue for the three months ended March 31, 2013. If the U.S. Government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for the next twelve months.

In summary, our cash flows were:

	Three months ended March 31,
(in millions)	2013	2012
Net cash (used in) provided by operating activities	$(27.4)	$68.5
Net cash used in investing activities	(593.5)	(56.0)
Net cash provided by (used in) financing activities	648.4	(1.2)

Cash used in operating activities was $27.4 million in the three months ended March 31, 2013 as compared to $68.5 million of cash provided by operating activities in the three months ended March 31, 2012. The $95.9 million decrease in cash provided by operating activities is primarily due to the net loss recognized in 2013 and a net increase in accounts receivable and other current assets. The net loss was due primarily to restructuring and combination related costs totaling $66.8 million in 2013.

As a result of our acquisition of GeoEye, we expect to generate increased business volume. We anticipate realizing operating savings within the six quarters following the January 31, 2013 close of the acquisition. We expect these cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and infrastructure savings.

DigitalGlobe, Inc.

Cash used in investing activities was $593.5 million in the three months ended March 31, 2013 as compared to $56.0 million in the three months ended March 31, 2012. The $537.5 million increase in cash used in investing activities was primarily due to cash expenditures for the acquisition of GeoEye, including $596.7 million paid for the discharge and redemption of debt assumed in the acquisition partially offset by net cash received of $76.2 from GeoEye, and higher capital expenditures related to the construction of the WorldView-3 and GeoEye-2 satellites and related infrastructure. We anticipate capital expenditures for the satellites to continue until the completion of GeoEye-2 in 2013 and WorldView-3, which we currently anticipate to be in 2014. In addition, we expect that our cash used in investing activities will increase as a result of capital expenditures associated with infrastructure improvements as we integrate GeoEye’s operations with our own.

Cash provided by financing activities was $648.4 million in the three months ended March 31, 2013 as compared to $1.2 million of cash used in financing activities in the three months ended March 31, 2012. The $649.6 million increase in cash provided by financing activities was primarily due to $632.2 million in net proceeds from refinancing our debt in connection with the acquisition of GeoEye. In addition, we received $14.6 million in cash proceeds from the exercise of stock options.

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the 2013 Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of our guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of our assets and the assets of the guarantor subsidiaries.

The 2013 Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Agreement also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio.

Senior Notes

Also in connection with the acquisition of GeoEye on January 31, 2013, we issued $600.0 million of Senior Notes (the “Senior Notes”) which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. We may redeem some or all of the Senior Notes at any time and from time to time on or after February 1, 2017, at the redemption prices set forth in the offering memorandum. The initial redemption price for the Senior Notes is 102.625% of their principal amount plus accrued and unpaid interest to the date of redemption. We may redeem some or all of the Senior Notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to the date of redemption. In addition, on or prior to February 1, 2016, we may redeem up to 35% of the principal amount of the Senior Notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of redemption, subject to certain other provisions as set forth in the offering memorandum. If a change of control occurs, we must give holders of the Senior Notes an opportunity to sell us their Senior Notes at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the date of purchase.

The Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness and senior to our existing and future subordinated indebtedness. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of our existing and certain of our future domestic subsidiaries, including GeoEye and its domestic subsidiaries, which also guarantee our 2013 Credit Facilities. Each guarantor’s guarantee ranks pari passu in right of payment with all future senior indebtedness of the guarantor.

The Senior Notes have not been registered under the Securities Act of 1933. We have agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement. If we fail to comply with certain of our obligations under the registration rights agreement, we will pay additional interest on the Senior Notes.

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance our 2011 $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition, to pay the cash consideration under the merger agreement and to pay fees and expenses related to the transactions.

DigitalGlobe, Inc.

Contractual Obligations

Information regarding long-term debt payments, operating lease payments and contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012. As previously discussed, on January 31, 2013 we entered into a $550.0 million Senior Secured Term Loan Facility and issued $600.0 million of Senior Notes in connection with the acquisition of GeoEye to refinance our outstanding long-term debt, to fund the discharge and redemption of GeoEye’s $525.0 million Senior Secured Notes, pay cash consideration and pay fees and expenses related to the transactions. As a result, our contractual obligations for long-term debt and related interest increased materially from the amounts disclosed as of December 31, 2012. As of March 31, 2013, these obligations are as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year		1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations	$1,150.0	$4.1	(2)	$11.0	$11.0	$1,123.9
Interest payments on long-term debt(1)	397.9	48.4		105.0	104.4	140.1

Total	$1,547.9	$52.5		$116.0	$115.4	1,264.0

(1)	Represents contractual interest payment obligations on the $550.0 million principal balance of the Company’s Senior Secured Term Loan facility and the Company’s $600.0 million principal Senior Notes.
(2)	Represents long-term debt principal payments for the nine-month period ended December 31, 2013.

The Senior Secured Term Loan Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Interest on adjusted LIBOR based loans is due at the end of each interest period as selected by us, but at least quarterly. Interest on Base Rate loans is due on the last day of each calendar quarter. The interest rate at March 31, 2013 was 3.75%.

The Senior Notes bear interest at 5.25% per year with interest payments payable on February 1 and August 1 of each year. We may redeem some or all of the notes at any time after February 1, 2017 at varying redemption prices. The Senior Notes mature on February 1, 2021.

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013.

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

Non-GAAP Disclosures

	Three months ended March 31,
(in millions)	2013	2012
Net (loss) income	$(60.6)	$3.8
Depreciation and amortization	47.3	29.1
Interest expense, net	1.4	3.2
Income tax expense (benefit)	(19.0)	3.1

EBITDA	(30.9)	39.2
Loss from early extinguishment of debt	17.8	—
Restructuring charges (1)	20.3	—
Acquisition costs (1)	20.8	—
Integration costs (1)	7.9	—
Other (gains) losses (2)	(0.3)	—

Adjusted EBITDA	$35.6	$39.2

(1)	Restructuring, acquisition and integration costs consist of non-recurring charges related to the combination with GeoEye.
(2)	Other (gains) losses consists of a gain from our investment in a joint venture.

DigitalGlobe, Inc.

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income as indications of financial performance or as alternatives to cash flow from operations as measures of liquidity. There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

EBITDA and Adjusted EBITDA are key measures used in internal operating reports by management and the board of directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. In 2013, EBITDA, excluding certain deal costs, is a measure being used as a key element of the company-wide bonus incentive plan.

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

Adjusted EBITDA further adjusts EBITDA to exclude the loss on the early extinguishment of debt because this is not related to our primary operations. Additionally, it excludes restructuring costs, acquisition costs, integration costs and the gain from our joint venture as these are non-cash, non-core items. Restructuring costs are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Acquisition costs are costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Loss on early extinguishment of debt is related to entering into the $700.0 million 2013 Credit Facility and $600.0 million Senior Notes, the proceeds of which were used to refinance our $600.0 million 2011 Senior Secured Credit Facility and fund the discharge and redemption of GeoEye’s $525.0 million Senior Secured Notes we assumed in the acquisition.

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

We are exposed to market risks from changes in interest rates under our 2013 Credit Facility. The 2013 Credit Facility provides for a $550.0 million Senior Secured Term Loan Facility and a $150.0 million Senior Secured Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility. As of March 31, 2013, we had not drawn any amounts under the Senior Secured Revolving Credit Facility.

Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA (as defined in the 2013 Credit Agreement) is 2.5 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Based upon the amounts outstanding under the Senior Secured Term Loan Facility as of March 31, 2013 and assuming that the Senior Secured Term Loan Facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Senior Secured Term Loan Facility of approximately $5.5 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our Senior Secured Credit Facility but have not done so at this time.

DigitalGlobe, Inc.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a – 15(e)) as of March 31, 2013. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.

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

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. On September 7, 2012, the Court ordered the consolidation of the three actions as In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB.

On September 24, 2012, plaintiffs filed an amended consolidated complaint alleging the GeoEye board of directors breached their fiduciary duties by allegedly, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed acquisition. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information.

On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (“MOU”) to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the completion of confirmatory discovery, execution of a stipulation of settlement and court approval, as well as the Acquisition becoming effective under applicable law. Any payments made in connection with the settlement, which are subject to court approval, are not expected to be material to the combined company. In January 2013, the parties completed confirmatory discovery. On April 24, 2013, the parties submitted the final settlement to the Court for approval. A hearing date has not yet been set.

DigitalGlobe, Inc.

ITEM 1A.	RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2013. There have been no material changes to our Risk Factors since the filing of our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

DigitalGlobe, Inc.

ITEM 6.	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010, Commission File No. 001-34299).

3.3	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on January 31, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.4	Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.5	Form of 5.25% Senior Note due 2021 (included in Exhibit 4.4) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.6	Registration Rights Agreement, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., and Morgan Stanley & Co. LLC, as representative of the several initial purchasers of the 5.25% Senior Notes due 2021 of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.5.6†#	Amendments No. 9 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.

10.6.3†#	Modifications Nos. 18, 19 and 20 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.

10.54	Credit Agreement, dated January 31, 2013, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.55	Registration Rights Agreement, dated January 31, 2013 by and between DigitalGlobe, Inc., Cerberus Satellite LLC, Cerberus Partners II, L.P., and Cerberus Series Four Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.56†#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.

10.57*	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc. (incorporated herein by reference to Exhibit 10.1 to GeoEye, Inc.’s Annual Report on Form 10-K filed on March 15, 2007, Commission File No. 001-33015).

10.58*	GeoEye, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.22 to GeoEye, Inc.’s Annual Report on Form 10-K filed on March 15, 2011, Commission File No. 001-33015).

10.59*	Amendment to GeoEye, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to GeoEye, Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2011, Commission File No. 001-33015).

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 7, 2013 formatted in eXtensible Business Reporting Language (XBRL):

(i.) Unaudited Condensed Consolidated Statements of Operations

(ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

†	Filed herewith.
††	Furnished herewith
*	Constitutes a management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2013	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010, Commission File No. 001-34299).

3.3	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on January 31, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.4	Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.5	Form of 5.25% Senior Note due 2021 (included in Exhibit 4.4) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

4.6	Registration Rights Agreement, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., and Morgan Stanley & Co. LLC, as representative of the several initial purchasers of the 5.25% Senior Notes due 2021 of DigitalGlobe, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.5.6†#	Amendments No. 9 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.

10.6.3†#	Modifications Nos. 18, 19 and 20 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.

10.54	Credit Agreement, dated January 31, 2013, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.55	Registration Rights Agreement, dated January 31, 2013 by and between DigitalGlobe, Inc., Cerberus Satellite LLC, Cerberus Partners II, L.P., and Cerberus Series Four Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2013, Commission File No. 001-34299).

10.56†#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.

10.57*	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc. (incorporated herein by reference to Exhibit 10.1 to GeoEye, Inc.’s Annual Report on Form 10-K filed on March 15, 2007, Commission File No. 001-33015).

10.58*	GeoEye, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.22 to GeoEye, Inc.’s Annual Report on Form 10-K filed on March 15, 2011, Commission File No. 001-33015).

10.59*	Amendment to GeoEye, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to GeoEye, Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2011, Commission File No. 001-33015).

31.1†	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of DigitalGlobe, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†+	The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 7, 2013 formatted in eXtensible Business Reporting Language (XBRL):

(i.)    Unaudited Condensed Consolidated Statements of Operations

(ii.)  Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

†	Filed herewith.
††	Furnished herewith
*	Constitutes a management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.