Form 10-Q
period 2013-09-30
DIGITALGLOBE, INC.
filed 2013-10-31
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of October 24, 2013, there were 75,221,772 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenue	$164.8	$107.2	$443.0	$296.0
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	46.7	21.5	134.9	59.5
Selling, general and administrative	60.6	40.1	204.9	103.4
Depreciation and amortization	59.4	28.9	165.7	86.5
Restructuring charges	3.1	—	37.0	—
(Loss) income from operations	(5.0)	16.7	(99.5)	46.6
Loss from early extinguishment of debt	—	—	(17.8)	—
Other income (expense), net	0.1	(0.7)	0.5	(1.1)
Interest expense, net	(0.7)	(1.9)	(3.5)	(7.7)
(Loss) income before income taxes	(5.6)	14.1	(120.3)	37.8
Income tax benefit (expense)	3.8	(5.6)	36.9	(15.9)
Net (loss) income	(1.8)	8.5	(83.4)	21.9
Preferred stock dividends	(1.0)	—	(2.6)	—
Net (loss) income less preferred stock dividends	(2.8)	8.5	(86.0)	21.9
Income allocated to participating securities	—	—	—	—
Net (loss) income available to common stockholders	$(2.8)	$8.5	$(86.0)	$21.9

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.04)	$0.18	$(1.21)	$0.48
Diluted (loss) earnings per share	$(0.04)	$0.18	$(1.21)	$0.47
Weighted average common shares outstanding:
Basic	74.5	46.2	70.8	46.1
Diluted	74.5	46.5	70.8	46.3

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except par value)	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256.0	$246.2
Restricted cash	16.6	3.8
Accounts receivable, net of allowance for doubtful accounts of $3.2 and $2.9, respectively	90.3	67.0
Prepaid and current assets	27.6	18.6
Deferred taxes	70.7	43.9
Total current assets	461.2	379.5
Property and equipment, net of accumulated depreciation of $831.2 and $676.2, respectively	2,162.2	1,115.2
Goodwill	453.1	8.7
Intangible assets, net of accumulated amortization of $6.1 and $0, respectively	38.5	—
Aerial image library, net of accumulated amortization of $39.3 and $33.4, respectively	11.0	16.4
Long-term restricted cash	6.7	8.3
Long-term deferred contract costs	46.8	37.3
Other assets	41.0	12.1
Total assets	$3,220.5	$1,577.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16.3	$10.2
Current portion of long-term debt	5.5	5.0
Other accrued liabilities	74.3	56.3
Current portion of deferred revenue	101.2	42.9
Total current liabilities	197.3	114.4
Deferred revenue	375.9	386.8
Long-term debt, net of discount	1,138.4	478.6
Long-term deferred tax liability, net	142.4	55.6
Other liabilities	2.3	2.7
Total liabilities	$1,856.3	$1,038.1
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 24.0 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized; 0.08 issued and outstanding at September 30, 2013; and no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 75.4 shares issued and 75.2 shares outstanding at September 30, 2013; and 47.2 shares issued and 47.1 outstanding at December 31, 2012	0.2	0.2
Treasury stock, at cost; 0.2 shares at September 30, 2013 and 0.1 shares at December 31, 2012	(3.2)	(2.0)
Additional paid-in capital	1,453.2	543.8
Accumulated deficit	(86.0)	(2.6)
Total stockholders’ equity	1,364.2	539.4
Total liabilities and stockholders’ equity	$3,220.5	$1,577.5

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(83.4)	$21.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	165.7	86.5
Amortization of aerial image library, deferred contract costs and lease incentive	12.6	15.1
Non-cash stock compensation expense	19.9	7.2
Amortization of debt issuance costs and accretion of debt discount	3.6	2.8
Deferred income taxes	(38.1)	15.0
Write-off of debt issuance costs and debt discounts	12.8	—
Other	(0.3)	1.1
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	15.8	(9.1)
Other current and non-current assets	3.1	(9.5)
Accounts payable	(3.4)	(3.1)
Accrued liabilities	(37.4)	(0.5)
Deferred revenue	35.3	63.2
Deferred contract costs	(16.5)	(0.5)
Payment of 2011 Senior Secured debt discount	(13.8)	—
Net cash flows provided by operating activities	75.9	190.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(198.9)	(152.8)
Acquisition of businesses, net of cash acquired	(524.0)	—
Other property and equipment additions	(12.7)	(7.8)
Investment in joint venture	—	(0.3)
Decrease in restricted cash	4.7	6.9
Net cash flows used in investing activities	(730.9)	(154.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,150.0	—
Repayment of debt	(483.9)	(3.8)
Preferred stock dividend payment	(2.0)	—
Proceeds from exercise of stock options	36.9	2.5
Tax benefit from the exercise of stock options	—	0.5
Payment of debt issuance costs	(36.2)	—
Net cash flows provided by (used in) financing activities	664.8	(0.8)
Net increase in cash and cash equivalents	9.8	35.3
Cash and cash equivalents, beginning of period	246.2	198.5
Cash and cash equivalents, end of period	$256.0	$233.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $32.6 and $17.3, respectively	$—	$4.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	(5.0)	10.1
Issuance of shares of common and convertible preferred stock for acquisition of business	837.8	—
Stock-based compensation awards issued in acquisition of business, net of income taxes	13.4	—
Non-cash preferred stock dividend accrual	(1.0)	—

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.                      General Information

DigitalGlobe, Inc. (“DigitalGlobe” or the “Company”) is a leading global provider of commercial high-resolution earth imagery products and services that support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day these users depend on DigitalGlobe data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. DigitalGlobe owns and operates five in-orbit imagery satellites, which collect panchromatic (black and white) or multispectral (color) imagery using visible and near-infrared wavelengths. The Company offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate the Company’s imagery into their business operations and applications.

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

NOTE 2.                      Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe and its wholly owned subsidiaries. The accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2013 and 2012 included herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive Income

For the three and nine month periods ended September 30, 2013 and 2012, there were no material differences between net income and comprehensive income.

Accounting for Business Acquisitions

The fair value of the net assets and the results of operations of the acquired businesses are included in the Unaudited Condensed Consolidated Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The Company has not yet completed its evaluation of the acquired assets and assumed liabilities in connection with the GeoEye acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation presented herein and the end of the purchase price allocation period, which is no later than January 31, 2014, with respect to the acquisition of GeoEye. Any changes in these estimates may have a material impact on the Company’s Unaudited Condensed Consolidated Results of Operations or Unaudited Condensed Consolidated Balance Sheets.

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates goodwill as a single reporting unit for impairment on an annual basis.  During the three months ended June 30, 2013, the Company changed its annual impairment testing date from December 31 to October 1.  The Company believes this new date is preferable as it provides additional time prior to the Company’s year-end closing and financial auditing process to complete the goodwill impairment testing and report the results in its Annual Report on Form 10-K.  The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and net of liabilities of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. There were no impairments of goodwill during the three and nine months ended September 30, 2013 or 2012.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the three and nine months ended September 30, 2013 or 2012.

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

Subscriptions.  DigitalGlobe sells online subscriptions to its products. These arrangements allow customers access to the Company’s hosted products via the internet for a set period of time and a fixed fee. Subscription payments received in advance are recorded as deferred revenue and are generally recognized ratably over the subscription period. Revenue is recognized net of discounts.

Service Level Agreements (“SLA”).  The Company recognizes service level agreement revenue net of any allowances resulting from failure to meet certain stated monthly performance metrics. Revenue is either recognized ratably over time for a defined and fixed level of service or based on proportional performance when the level of service changes based on certain criteria stated in the agreement.

Multiple Deliverable Arrangements.  DigitalGlobe enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings based on the needs of its customers. These arrangements may include products or services delivered at the onset of the agreement, as well as products or services that are delivered over multiple reporting periods. The revenue for the majority of the Company’s multiple deliverable arrangements are recognized in accordance with the provisions under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements” which were each prospectively adopted as of January 1, 2011. The Company’s EnhancedView contract (the “EnhancedView Contract”) with the National Geospatial-Intelligence Agency (“NGA”) and four of the Company’s Direct Access Program (“DAP”) agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, these agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The Company’s agreements are accounted for as follows:

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

Analytics Services. The Company derives revenue from value-added production services where it combines images with data and imagery from its own library and other sources to create sophisticated solutions for customers. Revenue from these contracts is generally recognized based on time or reimbursable costs incurred during the period.

Series A Convertible Preferred Stock

Upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share to Cerberus Satellite, LLC. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to the Company’s equity. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended September 30, 2013, which was included in accounts payable at September 30, 2013. The Company declared dividends on the Series A Preferred Stock of $3.0 million during the nine months ended September 30, 2013, of which $0.4 million was recorded by GeoEye as a pre-acquisition obligation.  The Series A Preferred Stock is convertible on issuance, at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

stock of the Company. If at any time after September 22, 2016 the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the right to redeem at its option all, but not less than all, of the Series A Convertible Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date.

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

New Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.  During the nine months ended September 30, 2013, there have been no new pronouncements issued that would have a material impact on the Company’s financial position or results of operations.

NOTE 3.            Deferred Revenue

Deferred revenue represents cash received in advance of revenue recognition.  The Company’s period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented.  The Company has $477.1 million of deferred revenue recorded on its balance sheet as of September 30, 2013. This balance is primarily attributable to the Company’s EnhancedView and NextView contracts with the NGA, with the remaining balance arising from upfront payments received from our direct access program, imagery hosting arrangements, or arrangements which require that we refresh previously delivered imagery.  The Company evaluates revenue recognition for each arrangement on a case-by-case basis in accordance with the related accounting literature. A roll forward of the deferred revenue balance from December 31, 2012 to September 30, 2013 is as follows:

	U.S. Government			Diversified Commercial
(in millions)	Enhanced View SLA	Value Added Services	Pre-FOC Payments Related To NextView	DAP	Other	Total
Balance, December 31, 2012	$173.4	$67.4	$137.2	$45.5	$6.2	$429.7
Deferred revenue acquired in GeoEye acquisition (Note 4)	—	—	—	12.1	—	12.1
Cash collections	187.6	88.1	—	46.2	31.9	353.8
Revenue recognized on deferred revenue	(170.5)	(45.8)	(19.1)	(51.2)	(31.9)	(318.5)
Balance, September 30, 2013	$190.5	$109.7	$118.1	$52.6	$6.2	$477.1

EnhancedView Contract and Service Level Agreement

On August 6, 2010, DigitalGlobe entered into the EnhancedView Contract with NGA. The EnhancedView Contract has a ten-year term, inclusive of nine one-year options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time. The NGA has exercised the first three options under the EnhancedView SLA, collectively extending the SLA through August 31, 2014.

The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing on September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

remaining six years of the contract beginning on September 1, 2014. The Company is required to meet certain service level requirements related to the operational performance of the WorldView constellation and related ground systems.

The Company recognizes net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, EnhancedView SLA revenue increases proportionally. The contract requires DigitalGlobe to increase the capacity made available to NGA through the addition of its WorldView-3 satellite (scheduled to launch in the summer of 2014) as well as the installation of seven additional remote ground terminals. The Company installed all remote ground terminals required to increase the capacity available under the EnhancedView SLA as of July 31, 2012. The Company anticipates a material increase in net revenue once WorldView-3 reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time. Accordingly, when WorldView-3 reaches FOC, approximately 90 days following the launch, the Company will begin to earn and recognize previously-received EnhancedView cash payments that are classified as deferred revenue.

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

Each monthly EnhancedView SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined EnhancedView SLA performance criteria. A performance penalty is assessed in any month that NGA determines that not all of the EnhancedView SLA performance criteria were met. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension of the EnhancedView SLA beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During the three and nine months ended September 30, 2013, there were no holdbacks for penalties. For the nine months ended September 30, 2012, the Company incurred a penalty of $0.2 million.

U.S. Government Value Added Services

U.S. Government value added services arrangements include arrangements whereby the Company meets NGA’s more advanced imagery requirements using its production and dissemination capabilities. Value added services contracts generally include production and hosting of imagery for specified periods of time.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to the current EnhancedView Contract), the Company received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. If the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly. Based on the current estimated useful life of WorldView-1, the Company recognized $6.3 million of net revenue related to the pre-FOC payments for each of the three month periods ended September 30, 2013 and 2012 and $19.1 million for each of the nine month periods ended September 30, 2013 and 2012.

DAP

Under the DAP program up-front fees are paid by the customer for the initial facility construction and delivery.  The up-front payments are recognized over the estimated customer relationship period, for which the estimated life of the longest-lived satellite accessed by the Company is used. Customers also generally pre-pay for their access minutes.

Other Agreements

The Company enters into various commercial relationships that sometimes include obligations that are paid for in advance and recognized over a contractual period of performance.  These obligations are typically related to the hosting of imagery or the obligation to refresh previously delivered imagery.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

GeoEye common stockholders received, in the aggregate, approximately 25.9 million shares of DigitalGlobe’s common stock and $92.8 million in cash in exchange for their shares of GeoEye common stock. In addition, each share of GeoEye’s Series A Convertible Preferred Stock was converted into one newly-designated share of Series A Convertible Preferred Stock of DigitalGlobe and $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A Convertible Preferred Stock was convertible. As a result, DigitalGlobe issued 80,000 shares of Series A Convertible Preferred Stock and paid approximately $11.0 million in cash to GeoEye’s Series A Convertible Preferred stockholder. The Company also assumed the awards outstanding under GeoEye’s equity incentive plans. Immediately following the acquisition, the former GeoEye stockholders owned approximately 35% of DigitalGlobe’s common stock. The Company incurred total acquisition costs of $33.5 million related to the acquisition of GeoEye of which $20.6 million was incurred during the nine months ended September 30, 2013.

In accordance with the terms of the GeoEye Senior Secured Notes agreements, the Company redeemed the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 and paid fees and expenses associated with the redemption totaling approximately $55.3 million and accrued interest of $16.4 million.

The total purchase price for the acquisition of GeoEye was as follows:

(in millions)	Amount
Net cash received	$(76.2)
Cash due to equity holders	0.8
DigitalGlobe common stock	723.8
DigitalGlobe Series A convertible preferred stock	114.0
DigitalGlobe equity awards issued to replace GeoEye equity awards	21.6
Long-term debt issued to redeem GeoEye’s long-term debt including early termination penalties and accrued interest	596.7
Aggregate purchase price	$1,380.7

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

The Company has recognized the assets and liabilities of GeoEye based on its preliminary estimates of their acquisition date fair values. The preliminary fair value of GeoEye’s property and equipment was estimated using a market approach. A market approach uses prices and other relevant information generated by market transactions involving comparable assets. The preliminary fair value of GeoEye’s satellites was estimated using a replacement cost approach and was based on the amount that would be required to replace the service capacity of the assets. Under the replacement cost approach, the Company estimated the cost of a similar satellite having the nearest equivalent utility to the satellite being valued. The Company then adjusted this value, as necessary, for physical depreciation, functional obsolescence or economic obsolescence. As of the acquisition date, identifiable intangible assets, excluding technology, were measured at fair value primarily using various “income approaches,” which required a forecast of expected future cash flows,

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

either for the use of a relief-from royalty method or a multi-period excess earnings method. Technology was valued using a cost approach.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. DigitalGlobe expects to complete its final determinations no later than January 31, 2014. The final determinations may be significantly different than those reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of September 30, 2013. Based on the Company’s preliminary estimates, the aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $441.1 million, which amount has been recognized as goodwill. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The following is DigitalGlobe’s preliminary assignment of the aggregate consideration based on currently available information.

(in millions)	September 30, 2013
Current assets, net of cash acquired	$90.1
Property, plant and equipment, including satellite constellation	988.8
Identifiable intangible assets:
Technology	26.0
Customer relationships	10.0
Trademarks	5.0
FCC licenses and other	2.5
Other noncurrent assets	4.0
Current liabilities	(50.2)
Deferred revenue	(12.1)
Long-term deferred tax liability, net	(124.5)
Fair value of acquired assets and assumed liabilities	939.6
Goodwill	441.1
Aggregate purchase price	$1,380.7

During the three-month period ended September 30, 2013, the Company increased goodwill related to the acquisition of GeoEye by $2.3 million primarily relating to a reduction in the preliminary value of acquired property, plant and equipment and an increase in the value of the Convertible Preferred Series A shares issued in conjunction with the acquisition.  In addition, during the three-month period ended June 30, 2013 the Company also recognized an increase in goodwill of $1.2 million primarily relating to a reduction in the preliminary value of an acquired investment and buildings. which was partially offset by an increase in the value assigned to the acquired customer relationship intangible asset.

The results of GeoEye’s operations have been included in the Company’s Unaudited Condensed Consolidated Results of Operations beginning as of the acquisition date of January 31, 2013. During the period February 1, 2013 to September 30, 2013, the Company recognized an incremental $83.6 million of revenue and $118.5 million of net loss from continuing operations attributable to GeoEye’s operations since the date of the acquisition, which includes restructuring and integration costs. The following unaudited pro forma financial information presents the combined results of DigitalGlobe and GeoEye for the nine months ended September 30, 2013 and 2012 as though the acquisition had been consummated as of January 1, 2012.

	Nine months ended September 30,
(in millions, except per share data)	2013	2012
Operating revenue	$452.8	$560.8
Net (loss) income	(78.7)	20.8
Net (loss) income available to common stockholders	(81.7)	17.1
Basic (loss) income per common share	$(1.11)	$0.24
Diluted (loss) income per common share	$(1.11)	$0.23

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

•                  decreased interest expense due to lower interest rates on long-term debt; and

•                  related income tax effects.

The pro forma information for the nine months ended September 30, 2012 includes approximately $130.9 million of revenue from GeoEye’s major contracts, principally the EnhancedView SLA with NGA, which ended in the fourth quarter of 2012. The pro forma information does

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

not reflect the actual results of operations had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of present or future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition (other than those realized subsequent to the January 31, 2013 acquisition date).

Tomnod Acquisition

During the nine-month period ended September 30, 2013, the Company acquired Tomnod, Inc. for $4.0 million, consisting of $3.5 million of cash and $0.5 million of accrued liabilities. The Company has recognized the assets and liabilities of Tomnod based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. DigitalGlobe expects to complete its final determinations no later than the first quarter of 2014. The final determinations may be significantly different than those reflected in its Unaudited Condensed Consolidated Financial Statements as of September 30, 2013.

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

NOTE 5.            Property and Equipment

Property and equipment consisted of the following:

(in millions)	Depreciable Life (in years)	September 30, 2013	December 31, 2012
Satellites	1 – 12	$1,323.6	$1,110.8
Construction in progress	—	1,222.8	486.8
Computer equipment and software	3	304.1	140.6
Machinery and equipment, including ground terminals	5	96.2	32.7
Furniture, fixtures and other	3 – 7	40.3	20.2
Land and buildings	34	6.4	0.3
Total property and equipment		2,993.4	1,791.4
Accumulated depreciation and amortization		(831.2)	(676.2)
Property and equipment, net		$2,162.2	$1,115.2

The Company operates a constellation of five in-orbit satellites, as follows:

(in millions)	Depreciable Life (in years)	September 30, 2013	December 31, 2012
Quickbird	12.2	$174.4	$174.4
Worldview-1	10.5	473.2	473.2
WorldView-2	11	463.2	463.2
IKONOS	0.5	1.0	—
GeoEye-1	5	211.8	—
Total satellites		1,323.6	1,110.8
Accumulated depreciation		(625.6)	(530.0)
Satellites, net		$698.0	$580.8

Construction in progress includes the WorldView-3 and GeoEye-2 satellites, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest.  The IKONOS, GeoEye-1, and GeoEye-2 satellites were added from our acquisition of GeoEye.  The depreciable lives of the IKONOS and GeoEye-1 satellites were their estimated remaining useful lives determined as of the date of the acquisition. The Company currently expects to complete construction and testing and launch WorldView-3 in the summer of 2014.

Depreciation expense for property and equipment was $57.1 million and $28.9 million for the three months ended September 30, 2013 and 2012, respectively, and $159.6 million and $86.5 million for the nine months ended September 30, 2013 and 2012, respectively.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

The expected operational life of a satellite is determined once the satellite has been placed into orbit. A satellite’s expected operational life is determined by considering certain factors including: (i) the orbit in which the satellite is placed; (ii) the supply of fuel; (iii) environmental stress; (iv) the anticipated environmental degradation of solar panels and other components; (v) the anticipated levels of solar radiation; (vi) the probability of design failure of the satellite’s components from design or manufacturing defect; and (vii) the quality of the satellite’s construction. The Company depreciates the cost of a satellite, after the satellite has been successfully placed into service, over its expected useful life using the straight-line method of depreciation as the Company anticipates that the satellite will provide consistent levels of imagery over its useful life.  The Quickbird and IKONOS satellites are nearing the end of their expected useful lives.

If a satellite were to fail to launch or fail while in orbit, the resulting loss would be charged to expense in the period in which such loss was to occur.  The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

NOTE 6.            Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the nine month period ended September 30, 2013:

(in millions)	September 30, 2013
Balance, December 31, 2012	$8.7
Acquisitions	444.4
Balance, September 30, 2013	$453.1

The following table summarizes the Company’s intangible assets for the nine months ended September 30, 2013:

	As of September 30, 2013
(in millions)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Technology	3 – 5	$26.9	$(3.7)	$23.2
Customer relationships	12	10.0	(0.6)	9.4
Trademarks	3	5.0	(1.1)	3.9
FCC licenses and other	1 - 20	2.7	(0.7)	2.0
Total		$44.6	$(6.1)	$38.5

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the nine month period ended September 30, 2013, the Company added approximately $43.5 million of intangible assets that were related to its acquisition of GeoEye and $1.1 million of intangible assets related to its acquisition of Tomnod. The Company is in the process of finalizing the fair value of goodwill and intangible assets acquired.  Such valuations will be completed by January 31, 2014. Accordingly, these amounts represent preliminary estimates, which are subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations.

Total intangible amortization expense recognized was $2.3 million and $6.1 million during the three and nine month periods ended September 30, 2013, respectively and none during the three and nine month periods ended September 30, 2012. The estimated future annual amortization expense for acquired intangible assets is as follows:

(in millions)
Fiscal Years Ending December 31,	Amount
2013(1)	$2.3
2014	9.1
2015	8.2
2016	6.2
2017	6.1
Thereafter	6.6
Total amortization expense	$38.5

(1)         Represents estimated amortization for the remaining three month period ended December 31, 2013.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7.            Other Accrued Liabilities

(in millions)	September 30, 2013	December 31, 2012
Compensation and other employee benefits	$21.8	$16.4
Construction in progress accruals	19.7	7.1
Accrued interest payable	5.5	0.1
Restructuring costs	3.8	—
Accrued taxes	1.5	9.2
Acquisition related accruals	—	5.8
Other accrued expense	22.0	17.7
Total other accrued liabilities	$74.3	$56.3

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

NOTE 8.            Debt

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5 or lower. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio. As of September 30, 2013, the Company had not drawn any amounts under the Senior Secured Revolving Credit Facility.

The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The 2013 Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Agreement also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. The Company was in compliance with its debt covenants as of September 30, 2013.

Senior Notes

Also in connection with the acquisition of GeoEye on January 31, 2013, the Company issued $600.0 million of Senior Notes (“Senior Notes”), which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. The Company may redeem some or all of the Senior Notes at any time and from time to time on or after February 1, 2017, at the redemption prices set forth in the indenture governing the Senior Notes. The initial redemption price for the Senior Notes is 102.625% of their principal amount plus accrued and unpaid interest to the date of redemption. The Company may redeem some or all of the Senior Notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to the date of redemption. In addition, on or prior to February 1, 2016, the Company may redeem up to 35% of the principal amount of the Senior Notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of redemption, subject to certain other provisions as set forth in the indenture governing the Senior Notes. If a change of control occurs, the Company must give holders of the Senior Notes an opportunity to sell the Company their Senior Notes at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the date of purchase.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Senior Notes have not been registered under the Securities Act of 1933, as amended. The Company has agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes are not freely transferable on February 1, 2014 under Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by persons that are not “affiliates” (as defined under Rule 144) of the Company. The Company does not currently expect to be required to file an exchange offer or shelf registration statement with respect to the Senior Notes.  If, however, circumstances change and the Company is required to file a registration statement but does not comply with its obligations, the Company will pay additional interest on the Senior Notes.

The Company paid $41.2 million of underwriting and other fees and expenses in connection with the 2013 Credit Facility and the Senior Notes, of which $5.0 million was included in “Loss on early extinguishment of debt” because a portion of the refinancing was accounted for as a “modification” and $36.2 million was capitalized as debt issuance costs and included in other assets.

The following table represents the Company’s future debt payments as of September 30, 2013:

(in millions)	Long-term debt (excluding interest payments)
2013 (1)	$1.4
2014	5.5
2015	5.5
2016	5.5
2017	5.5
Thereafter	1,123.9
Total	$1,147.3

(1)         Represents long-term debt principal payments for the three month period ended December 31, 2013.

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

Retired 2011 Senior Secured Credit Facility

On October 12, 2011, the Company entered into a $500.0 million, seven-year senior secured term loan facility and a $100.0 million, five-year senior secured revolving credit facility (collectively, the “2011 Credit Facility”). As of January 31, 2013, the Company had a net unamortized debt discount of $12.5 million and deferred financing costs of approximately $7.8 million relating to the 2011 Credit Agreement. On January 31, 2013, in connection with the acquisition of GeoEye, the Company entered into the 2013 Credit Facility and issued the Senior Notes and repaid and retired the 2011 Credit Facility. DigitalGlobe’s entrance into the 2013 Credit Facility, issuance of the Senior Notes and payoff of DigitalGlobe’s pre-combination outstanding debt were assessed in accordance with ASC 470-50, Debt — Modifications and Extinguishments. As a result of the repayment and retirement of the 2011 Credit Facility, the Company performed an analysis of the holders of the Company’s debt before and after the transaction. The Company determined that 33% of the Company’s outstanding debt before the transaction was held by common debt holders after the transaction and that the terms of the new debt were not substantially different from the terms of the old debt. Accordingly, this portion of the debt was accounted for as a modification of debt and as a result, the Company allocated $7.5 million of the net unamortized debt discount and deferred financing costs to the 2013 Credit Facility and Senior Notes, which will be amortized as interest expense over the respective terms of the debt. The Company recorded a loss of $17.8 million during the three months ended March 31, 2013 primarily due to the write-off of the remaining $12.8 million of unamortized deferred financing fees and debt discount and approximately $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Letters of Credit

At September 30, 2013 and December 31, 2012, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. Additionally, at September 30, 2013, the Company had $1.1 million of restricted cash under the lease agreement for its office location in Herndon, Virginia. At September 30, 2013 and December 31, 2012, the Company had $21.0 million and $10.9 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

Interest Expense, net

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees and interest capitalized.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2013	2012	2013	2012
Interest	$13.4	$7.5	$37.7	$22.4
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	0.9	5.1	2.8
Capitalized interest	(14.4)	(6.4)	(39.0)	(17.3)
Interest expense	$0.8	$2.0	$3.8	$7.9
Interest income	(0.1)	(0.1)	(0.3)	(0.2)
Interest expense, net	$0.7	$1.9	$3.5	$7.7

NOTE 9.          Fair Values of Financial Instruments

The fair value guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs are defined as follows:

•                  Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 — quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 — unobservable inputs when little or no market data is available.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at September 30, 2013	$77.1	$77.1	$—	$—
Cash equivalents at December 31, 2012	174.1	174.1	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At September 30, 2013 and December 31, 2012, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of September 30, 2013 and December 31, 2012.

The fair value of the Senior Secured Term Loan Facility and the Senior Notes were based upon trading activity among lenders.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions)	Total Carrying Value	Principal	Estimated Fair Value
2013 Senior Secured Facility at September 30, 2013	$545.1	$547.3	$545.9
2013 Senior Notes at September 30, 2013	598.8	600.0	571.5
2011 Senior Secured Facility at December 31, 2012	483.6	495.0	496.2

NOTE 10.     Stock-Based Compensation

To date, the Company has issued equity awards that consist of stock options, restricted stock, restricted stock awards and restricted stock units. Non-cash compensation expense for the equity awards is calculated based on the fair value of the award on the date of grant and amortized on a straight-line basis over the vesting period. For restricted stock awards and restricted stock units where vesting is contingent upon meeting both a service condition and a performance condition, the Company recognizes expense on the estimated number of shares that is anticipated to vest over the requisite service period. Changes to the number of shares that are anticipated to vest will result in a cumulative catch-up or a reduction of expense in the period in which the change in estimate is made.

In connection with the acquisition of GeoEye, the Company issued equity awards to replace the outstanding GeoEye options, restricted stock awards and restricted stock unit awards with options, restricted stock awards and restricted stock unit awards, respectively, for the Company’s common stock.

Stock Options

The Company did not award stock options during the nine months ended September 30, 2013 other than in connection with the GeoEye acquisition.

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

(in millions, except for weighted average exercise prices)	Number of Shares	Weighted-Average Exercise Price
Outstanding — December 31, 2012	3.7	$21.06
Granted in GeoEye acquisition (Note 4)	1.4	17.69
Exercised	(2.1)	19.39
Forfeited/Expired	(0.2)	24.02
Outstanding — September 30, 2013	2.8	20.31
Exercisable — September 30, 2013	1.7	$22.22

Restricted Stock Awards

During the nine months ended September 30, 2013, the Company did not grant any restricted stock awards other than in connection with the GeoEye acquisition. A summary of restricted stock activity for the nine months ended September 30, 2013 is shown below:

(in millions, except for weighted average grant date fair values)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	0.6	$17.52
Granted in GeoEye acquisition (Note 4)	0.5	27.97
Forfeited/Canceled	(0.1)	24.00
Vested	(0.5)	24.79
Non-vested at September 30, 2013	0.5	$19.13

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

During the nine months ended September 30, 2013, the Company awarded 0.8 million restricted stock units. A summary of restricted stock unit activity for the nine months ended September 30, 2013 is shown below:

(in millions, except for weighted average grant date fair values)	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2012	0.1	$32.92
Granted	0.8	30.72
Granted in GeoEye acquisition (Note 4)	0.3	27.97
Forfeited/Canceled	—	—
Vested	(0.4)	28.04
Non-vested at September 30, 2013	0.8	$28.11

Of the non-vested restricted stock units outstanding at September 30, 2013, approximately 0.2 million shares are performance share units where vesting is contingent upon meeting both a service requirement and either a Company financial performance condition or a Company stock market performance condition.  The number of shares granted with the financial performance condition that ultimately will vest are based on a measurement of the Company’s average annual return on invested capital as determined over the three year vesting period of the awards.  The number of shares granted with the Company stock market condition that ultimately will vest are based on a measurement of the change in the Company’s average stock price compared to the change in value in the Russell 2000 stock index as determined over the three year vesting period of the awards. The awards granted with a stock market performance condition were valued at the grant date at $47.32 per share using a Monte Carlo simulation.  For both types of awards, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.  During the second quarter of 2013, as a result of the acquisition of GeoEye, management projected that the Company’s average return on invested capital would decrease below the minimum threshold necessary for vesting in the financial performance based awards, which did not contemplate the acquisition of GeoEye when the awards were granted.  As a result, in the second quarter of 2013, approximately $0.4 million of cumulative compensation expense previously recognized for these awards through March 31, 2013 was reversed.  In July 2013, in accordance with the terms of the financial performance based awards, the Company’s compensation committee modified the targets for the vesting of these awards to align the awards in a manner consistent with their contemplated financial objectives prior to the acquisition.  The modification to the awards resulted in the awards being re-valued as of the date of the modification at $32.92 per share. The target number of awards expected to vest under the modified financial performance condition would result in non-cash compensation expense of approximately $3.3 million, which is being recognized beginning in the third quarter of 2013 and will continue over the remaining term of the awards until the second quarter of 2015.  Changes to the number of shares expected to vest granted with a financial performance condition will result in a cumulative catch up or reduction of expense in the period in which the change in estimate is made.

Treasury Stock

During the three and nine month periods ended September 30, 2013 and 2012, certain participants elected to have the Company withhold shares to satisfy the minimum tax withholding obligations due at the time their restricted stock vested. The quantity and value of the shares withheld were immaterial and have been included in treasury shares. The Company made no open market repurchases of its common stock during the three or nine month periods ended September 30, 2013 or 2012.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
(Loss) earnings per share:
Net (loss) income	$(1.8)	$8.5	$(83.4)	$21.9
Preferred stock dividends	(1.0)	—	(2.6)	—
Net (loss) income less preferred stock dividends	(2.8)	8.5	(86.0)	21.9
Income allocated to participating securities	—	—	—	—
Net (loss) income available to common stockholders	$(2.8)	$8.5	$(86.0)	$21.9
Basic weighted average number of common shares outstanding	74.5	46.2	70.8	46.1
Assuming exercise of stock options and restricted shares	—	0.3	—	0.2
Diluted weighted average number of common shares outstanding	74.5	46.5	70.8	46.3
(Loss) earnings per share:
Basic	$(0.04)	$0.18	$(1.21)	$0.48
Diluted	$(0.04)	$0.18	$(1.21)	$0.47

The number of options, non-vested restricted stock awards and potential common shares from the conversion of Series A Convertible Preferred Stock that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive, were 7.2 million and 4.4 million for the three months ended September 30, 2013 and 2012, respectively, and 7.7 million and 4.7 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 12.     Income Taxes

In connection with DigitalGlobe’s acquisition of GeoEye on January 31, 2013, the Company recognized a net current deferred tax asset of $26.8 million and a net noncurrent deferred tax liability of $124.5 million, which reflects the expected future tax effects of certain differences between the financial reporting carrying amounts and tax bases of GeoEye’s assets and liabilities. The primary differences involve GeoEye’s intangible assets, and property and equipment, including the effects of acquisition date valuation adjustments. The net deferred tax liability is partially offset by a deferred tax asset for expected future tax deductions relating to GeoEye’s net operating loss carryforwards. Based on preliminary information, DigitalGlobe recorded a valuation allowance of $2.0 million on the acquisition date for a portion of the acquired net deferred tax assets that it believes are not more likely than not to be realized.

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

The Company’s effective income tax rate was 67.9% and 39.7% for the three months ended September 30, 2013 and 2012, respectively, and 30.7% and 42.1% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation, 2012 research and development tax credits resulting from tax law changes enacted in January 2013 and significant non-deductible costs related to the acquisition of GeoEye.  We expect our annualized effective tax rate before discrete items to be approximately 36.3% for  2013.

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

The restructuring costs totaled $3.1 million and $37.0 million for the three and nine month periods ended September 30, 2013, respectively. The restructuring liability is included in current other accrued liabilities.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2012	$—	$—	$—	$—
Provision for restructuring charges (1) (2)	13.4	0.3	0.4	14.1
Cash payments	(9.3)	—	—	(9.3)
Balance, March 31, 2013	4.1	0.3	0.4	4.8
Provision for restructuring charges (1) (2)	7.3	—	3.9	11.2
Cash payments	(6.2)	(0.3)	(0.4)	(6.9)
Balance, June 30, 2013	5.2	—	3.9	9.1
Provision for restructuring charges (1) (2)	2.8	—	(0.2)	2.6
Cash payments	(4.9)	—	(3.0)	(7.9)
Balance, September 30, 2013	$3.1	$—	$0.7	$3.8

(1) Restructuring charges for the three month and nine month period ended September 30, 2013 excludes $0.5 million and $7.9 million, respectively, of share-based compensation associated with the accelerated vesting of stock awards.

(2) Restructuring charges for the three month and nine month period ended September 30, 2013 excludes $0 and  $1.2 million of non-cash asset impairment charges, respectively.

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

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for a less than 20% ownership interest in a joint venture in China. During the nine months ended September 30, 2013 and 2012 , the joint venture purchased $7.6 million and $5.7 million in products and services from the Company, respectively. Amounts owed to the Company by the joint venture at September 30, 2013 and December 31, 2012 were $5.1 million and $7.6 million, respectively.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the amount of losses or other costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the settlement solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the settlement, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement filed in connection with the acquisition of GeoEye. The settlement included a release of all claims against defendants alleged in the corrected amended complaint.  In January 2013, the parties completed confirmatory discovery.  Notices were sent to the affected class of GeoEye shareholders and on September 6, 2013, the Court approved the settlement of all securities class actions. Payments made in connection with the settlement were not material to the Company.  The matter is now closed.

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

DigitalGlobe recognized net revenue related to contracts with the U.S. Government, its largest customer, of $100.8 million and $66.0 million for the three months ended September 30, 2013 and 2012, respectively, and $261.0 million and $184.2 million for the nine months ended September 30, 2013 and 2012, respectively. This represented 61.2% and 61.6% of the Company’s total net revenue for the three months ended September 30, 2013 and 2012, respectively, and 58.9% and 62.2% of the Company’s total net revenue for the nine months ended September 30, 2013 and 2012, respectively.

DigitalGlobe has organized its sales leadership and go-to market efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of the Company’s DAP revenue, international defense and intelligence revenue and revenue from customers, including civil governments, providers of location-based services and other industry vertical markets. The following table summarizes net revenue for these two groups:

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2013	2012	2013	2012
U.S. Government	$100.8	$66.0	$261.0	$184.2
Diversified Commercial	64.0	41.2	182.0	111.8
Net revenue	$164.8	$107.2	$443.0	$296.0

Total U.S. and international net revenue was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2013	2012	2013	2012
U.S.	$116.7	$76.4	$307.0	$209.0
International	48.1	30.8	136.0	87.0
Net revenue	$164.8	$107.2	$443.0	$296.0

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that the anticipated benefits and synergies from the strategic acquisition of GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

Overview

DigitalGlobe, Inc. (“DigitalGlobe,” “Company,” “we,” “our,” or “us”) is a leading global provider of commercial high-resolution earth imagery products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of fields, including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Our principal customers are defense and intelligence as well as civil agencies of governments and providers of location based services. Additionally, we serve a variety of companies in other industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our five high-resolution imaging satellites and maintained in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing approximately 4.3 billion square kilometers of imagery, an area equivalent to 28 times the land surface area of the earth.  As of September 30, 2013, our collection capacity was approximately 1.2 billion square kilometers of imagery per year or roughly eight times the land surface area of the earth.

On January 31, 2013, we completed the acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye increased the scale of our operations, diversified our customer and product mix, broadened our service offerings, enabled us to optimize our satellite orbits and collection of imagery, and strengthened our production and analytics capabilities. The combined company has five operational satellites in orbit and, in addition, two satellites nearing end of construction. Refer to Note 4 “Business Acquisitions” to the Unaudited Condensed Consolidated Financial Statements for further discussion. We incurred the following combination-related costs in conjunction with the acquisition of GeoEye during the three month period ended September 30, 2013:

	For the three months ended September 30, 2013
(in millions)	Expensed	Capitalized	Total
Restructuring costs	$3.1	$—	$3.1
Integration costs	8.0	6.8	14.8
Total combination-related costs	$11.1	$6.8	$17.9

We incurred the following combination-related costs in conjunction with the acquisition of GeoEye during the nine month period ended September 30, 2013:

	For the nine months ended September 30, 2013
(in millions)	Expensed	Capitalized	Total
Restructuring costs	$37.0	$—	$37.0
Acquisition costs	20.6	—	20.6
Integration costs	23.1	13.1	36.2
Debt-related costs	17.8	36.6	54.4
Total combination-related costs	$98.5	$49.7	$148.2

Restructuring costs are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing redundant workforce, consolidating facilities and systems, and realigning our ground terminal networks. Acquisition costs are costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Capitalized costs relating to integration primarily consist of property, equipment and leasehold improvements necessary to consolidate operations. Debt-related costs are related to entering into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”) and issuing $600.0 million of 5.25% Senior Notes, the proceeds of which were used to refinance our $500.0 million term loan and fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured notes due 2015 and $125 million 8.625% Senior Secured Notes due 2016 we assumed in the acquisition.

The GeoEye acquisition has increased our revenue and assets, as well as diversified our customer base. By optimizing orbits, coordinating scheduling and optimizing collection of imagery, we expect to increase satellite imaging capacity and improve timelines and revisit rates. We expect to reduce capital expenditures as a result of having five operational satellites, of which we intend to only maintain a constellation of three satellites over the longer term, allowing us to delay construction of additional satellites. Following completion of the two satellites under construction, we currently intend to place one of them, GeoEye-2, in storage until such time as incremental capacity or replacement for an existing satellite is required. We currently expect to complete and launch WorldView-3 in the summer of 2014.  The satellite is anticipated to reach full operational capacity (“FOC”) approximately 90 days after launch.

We anticipate that the full operating expense synergies associated with the GeoEye transaction will be realized primarily within the six quarters following the close of the acquisition. We expect cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and operational infrastructure savings. We expect to incur additional severance related restructuring charges of approximately $0.7 million over the next two quarters. We may initiate additional restructuring activities in the future.

The amount of imagery capacity available from our satellite constellation is a factor in determining cash flow forecasts and potential future revenue.  We intend to launch and place into service our GeoEye-2 satellite when additional capacity is needed for forecasted growth in demand or to replace capacity lost as satellites currently in-orbit are decommissioned. We are currently completing enhancements to the satellite and anticipate that those will be completed in the second half of 2014. Capitalization of all costs associated with this satellite will cease during the period in which the satellite is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred.  Costs associated with enhancements to satellite capability will be capitalized.

When we place the GeoEye-2 satellite into service, all costs associated with removing the satellite from storage and other incremental costs that result from the storage process will be expensed as incurred. However, costs incurred to launch the satellite and perform in-orbit testing prior to the satellite reaching its FOC will be capitalized as these costs are necessary to place the satellite into service. After the satellite has been successfully placed into service, it will be removed from construction-in-process and recorded as a fixed asset. While satellite technology is highly sophisticated, satellite imaging technology has not changed significantly over time. As a result, we do not anticipate that the imaging technology and capabilities of the GeoEye-2 satellite will experience any significant obsolescence during the satellite storage period and, therefore, we do not anticipate commencing depreciation of the satellite until it is placed into service.

Our satellites under construction are expected to have useful lives similar to or longer than those of our most recently launched satellites. We include the GeoEye-2 satellite in our assessment of impairment of our satellite constellation long-lived assets group. All of our assets, including our satellites and ground terminals, comprise a single asset group as separately identifiable cash flows attributable to any given satellite cannot be derived. Accordingly, our impairment testing is performed at the DigitalGlobe entity level. Our impairment analysis includes anticipated future cash flows from our satellite constellation as well as costs necessary to complete the construction of our satellites. We test this long-lived asset group for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Backlog

The following table represents our backlog as of September 30, 2013:

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$236.3	$2,221.5
Amortization of pre-FOC payments related to NextView	25.5	118.1
Other revenue and value added services	96.8	171.6
Total U.S. Government	358.6	2,511.2

Diversified Commercial:
DAP	62.3	133.9
Other Diversified Commercial(1)	94.9	157.5
Total Diversified Commercial	157.2	291.4

Total Backlog	$515.8	$2,802.6

(1)         Other consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from Diversified Commercial customers.

“Next 12 months” backlog refers to the period between October 1, 2013 and September 30, 2014.

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

The EnhancedView Contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. The EnhancedView Contract contains multiple deliverables, including a service level agreement portion (“EnhancedView SLA”) described below, infrastructure enhancements and other services.  Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining six option years, we include the full remaining term in backlog, because we believe it is

NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

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

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog. In addition, failure to receive task orders under IDIQ contracts could also result in a reduction in our total backlog. Any such terminations, amendments or cancellations of contractual commitments, or failure to receive task orders under IDIQ contracts may also negatively impact the timing of our realization of backlog.

Significant Customer

EnhancedView Service Level Agreement

Our largest customer is the U.S. Government, which includes our EnhancedView SLA with the NGA. The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning September 1, 2014. We are required to meet certain service level requirements related to the operational performance of the WorldView constellation and related ground systems. The NGA has exercised the first three options under the EnhancedView SLA, collectively extending the SLA through August 31, 2014.

We recognize net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract. As increasing levels of imaging capacity are made available to NGA, we recognize SLA revenue in direct proportion to the increased level of imaging capacity made available. The contract requires us to increase the imaging capacity made available to NGA through the addition of our WorldView-3 satellite (scheduled to launch in the summer of 2014) as well as the installation of seven additional remote ground terminals. At the end of July 2012, we had installed all remote ground terminals required by the EnhancedView SLA. Given the significant amount of imaging capacity that will be made available to NGA after WorldView-3 becomes operational, we anticipate a material increase in net revenue after WorldView-3 reaches FOC. Accordingly, when WorldView-3 reaches FOC, we will begin to earn and recognize previously deferred revenue.

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

Revenue recognized under the EnhancedView SLA was $170.5 million for the nine-month period ending September 30, 2013 and deferred revenue related to the EnhancedView SLA was $190.5 million at September 30, 2013.  Deferred revenue represents cash received in advance of revenue recognition. Accordingly, our period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented. Each monthly SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon our performance against pre-defined SLA performance criteria. If NGA determines that not all of the SLA performance criteria were met in a given month, a performance penalty is assessed for that month. We retain the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause us to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During the three and nine months ended September 30, 2013, there were no holdbacks for penalties. For the nine months ended September 30, 2012, we incurred a penalty of $0.2 million.

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three months ended September 30,		Change
(dollars in millions)	2013	2012	$	Percent
Results of operations:
U.S. Government net revenue	$100.8	$66.0	$34.8	52.7%
Diversified Commercial net revenue	64.0	41.2	22.8	55.3
Net revenue	164.8	107.2	57.6	53.7
Cost of revenue excluding depreciation and amortization	46.7	21.5	25.2	117.2
Selling, general and administrative	60.6	40.1	20.5	51.1
Depreciation and amortization	59.4	28.9	30.5	105.5
Restructuring charges	3.1	—	3.1	*
(Loss) income from operations	(5.0)	16.7	(21.7)	*
Other income (expense), net	0.1	(0.7)	0.8	*
Interest expense, net	(0.7)	(1.9)	1.2	63.2
(Loss) income before income taxes	(5.6)	14.1	(19.7)	*
Income tax benefit (expense)	3.8	(5.6)	9.4	*
Net (loss) income	$(1.8)	$8.5	$(10.3)	*

* Not meaningful

The following tables summarize our results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine months ended September 30,		Change
(dollars in millions)	2013	2012	$	Percent
Results of operations:
U.S. Government net revenue	$261.0	$184.2	$76.8	41.7%
Diversified Commercial net revenue	182.0	111.8	70.2	62.8
Net revenue	443.0	296.0	147.0	49.7
Cost of revenue excluding depreciation and amortization	134.9	59.5	75.4	126.7
Selling, general and administrative	204.9	103.4	101.5	98.2
Depreciation and amortization	165.7	86.5	79.2	91.6
Restructuring charges	37.0	—	37.0	*
(Loss) income from operations	(99.5)	46.6	(146.1)	*
Loss from early extinguishment of debt	(17.8)	—	(17.8)	*
Other income (expense), net	0.5	(1.1)	1.6	*
Interest expense, net	(3.5)	(7.7)	4.2	54.5
(Loss) income before income taxes	(120.3)	37.8	(158.1)	*
Income tax benefit (expense)	36.9	(15.9)	52.8	*
Net (loss) income	$(83.4)	$21.9	$(105.3)	*

* Not meaningful

Net Revenue

The following table summarizes net revenue as a percentage of totals for U.S. Government and Diversified Commercial customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net Revenue as a Percent of Total:
U.S. Government	61.2%	61.6%	58.9%	62.2%
Diversified Commercial	38.8	38.4	41.1	37.8
Total net revenue	100.0%	100.0%	100.0%	100.0%

Total U.S. and international sales were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2013	2012	2013	2012
Net Revenue:
U.S.	$116.7	$76.4	$307.0	$209.0
International	48.1	30.8	136.0	87.0
Total net revenue	$164.8	$107.2	$443.0	$296.0

The following table summarizes our percentage of direct and reseller and partner sales on a consolidated basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Reseller and Direct Sales:
Direct	89.1%	86.5%	87.7%	86.7%
Resellers	10.9	13.5	12.3	13.3
	100.0%	100.0%	100.0%	100.0%

Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers and partners.

In connection with the GeoEye acquisition, we re-evaluated the information used to manage our business and have concluded that we now operate in a single segment, in which we provide imagery, imagery information products and services to customers around the world. The vast majority of our revenue is derived from imagery and imagery information products and services. In order to serve our customers, we use a common infrastructure and technology to collect, process and distribute those imagery products and services to all customers.

We have organized our sales leadership and go-to market efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of DAP revenue, international defense and intelligence revenue and commercial revenue, including civil governments, providers of location-based services and other industry vertical markets.

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

U.S. Government

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2013	2012	2013	2012
U.S. Government Net Revenue:
EnhancedView SLA	$56.9	$51.4	$170.5	$144.5
Other revenue and value added services	37.6	8.3	71.4	20.6
Amortization of pre-FOC payments related to NextView	6.3	6.3	19.1	19.1
Total U.S. Government net revenue	$100.8	$66.0	$261.0	$184.2

Reseller and Direct Sales:
Direct	99.9%	99.8%	99.5%	99.7%
Resellers	0.1	0.2	0.5	0.3
	100.0%	100.0%	100.0%	100.0%

U.S. Government primarily consists of customers who are defense and intelligence agencies of the U.S. Government. The U.S. Government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. Government, including the military and other government agencies. EnhancedView SLA revenue comprised 34.5% and 47.9% of our net revenue for the three months ended September 30, 2013 and 2012, respectively, and 38.5% and 48.8% of our net revenue for the nine months ended September 30, 2013 and 2012, respectively. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer. Other revenue and value added services comprised 22.8% and 7.7% of our net revenue for the three months ended September 30, 2013 and 2012, respectively, and 16.1% and 7.0% of our net revenue for the nine months ended September 30, 2013 and 2012, respectively.

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

Diversified Commercial Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2013	2012	2013	2012
Diversified Commercial Net Revenue:
DAP	$25.6	$14.4	$72.3	$40.7
Other diversified commercial	38.4	26.8	109.7	71.1
Total Diversified Commercial net revenue	$64.0	$41.2	$182.0	$111.8

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Reseller and Direct Sales:
Direct	72.0%	65.3%	70.7%	65.3%
Resellers	28.0	34.7	29.3	34.7
	100.0%	100.0%	100.0%	100.0%

Our Diversified Commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through contracts that span one or more years, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers.

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenue to access our satellite constellation is recognized over time based on minutes of actual usage. The revenue and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenue and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenue, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. We have DAP agreements in 10 countries. From our DAP customers, we generated $25.6 million and $14.4 million of net revenue for the three months ended September 30, 2013 and 2012, respectively, and $72.3 million and $40.7 million of net revenue for the nine months ended September 30, 2013 and 2012, respectively.

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

For the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

Net revenue increased $57.6 million, or 53.7%, to $164.8 million for the three months ended September 30, 2013 from $107.2 million for the three months ended September 30, 2012.

There was an increase of $34.8 million, or 52.7%, in U.S. Government net revenue to $100.8 million during the three months ended September 30, 2013 from $66.0 million for the three months ended September 30, 2012. This increase was primarily the result of $5.5 million of additional net revenue recognized under the EnhancedView SLA due to increased imaging capacity made available to NGA and a $29.3 million increase in other revenue and value added services primarily attributable to expanded services being delivered, including daily global imagery collections on a web based platform, and additional revenue from the GeoEye acquisition.

The increase of $22.8 million, or 55.3%, in Diversified Commercial net revenue to $64.0 million for the three months ended September 30, 2013 from $41.2 million for the three months ended September 30, 2012 was due to GeoEye net revenue totaling approximately $21.7 million during the third quarter of 2013 compared to no GeoEye net revenue in 2012.  During the three-months ended September 30, 2013 compared to the three months ended September 30, 2012, LBS revenue increased $5.5 million; international civil government revenue increased $3.8 million; international defense and intelligence revenue increased $1.4 million; other industry verticals revenue increased $0.9 million; and DAP revenue increased $11.2 million, inclusive of revenue attributable to GeoEye.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net revenue increased $147.0 million, or 49.7%, to $443.0 million for the nine months ended September 30, 2013 from $296.0 million for the nine months ended September 30, 2012.

There was an increase of $76.8 million, or 41.7%, in U.S. Government net revenue to $261.0 million during the nine months ended September 30, 2013 from $184.2 million for the nine months ended September 30, 2012. This increase was the result of $26.0 million of additional net revenue recognized under the EnhancedView SLA due to increased imaging capacity made available to NGA and a $50.8 million increase in other revenue and value added services primarily attributable to expanded services being delivered, including daily global imagery collections on a web based platform, and the GeoEye acquisition.

The increase of $70.2 million, or 62.8%, in Diversified Commercial net revenue to $182.0 million for the nine months ended September 30, 2013 from $111.8 million for the nine months ended September 30, 2012 was primarily due to having generated eight months of net revenue from GeoEye since the date of the acquisition, totaling approximately $61.5 million in 2013 compared to no GeoEye net revenue in 2012. During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, other industry verticals revenue increased $13.3 million; international civil government revenue increased $13.2 million; LBS revenue increased $12.2 million; and DAP revenue increased $31.6 million.

Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Expenses as a percentage of net revenue:
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	28.3	20.0	30.5	20.1
Selling, general and administrative	36.8	37.4	46.3	35.0
Depreciation and amortization	36.0	27.0	37.4	29.2
Restructuring charges	1.9	—	8.3	—
(Loss) income from operations	(3.0)	15.6	(22.5)	15.7
Loss on early extinguishment of debt	—	—	(4.0)	—
Other income (expense), net	—	(0.6)	0.1	(0.3)
Interest expense, net	(0.4)	(1.8)	(0.8)	(2.6)
(Loss) income before income taxes	(3.4)	13.2	(27.2)	12.8
Income tax benefit (expense)	2.3	(5.3)	8.4	(5.4)
Net (loss) income	(1.1)%	7.9%	(18.8)%	7.4%

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

Cost of Revenue

The following table summarizes our cost of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2013	2012	2013	2012
Ground station operations	$12.6	$7.5	$40.5	$18.1
Labor related costs	17.1	8.1	50.1	22.6
Aerial imagery	1.9	2.1	5.9	6.2
DAP facility costs	3.8	2.0	10.8	5.4
Production and analysis of imagery	5.2	0.7	14.2	3.4
Other	6.1	1.1	13.4	3.8
Total costs of revenue	$46.7	$21.5	$134.9	$59.5

For the Three Months ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Cost of revenue increased $25.2 million, or 117.2%, to $46.7 million during the three months ended September 30, 2013 from $21.5 million for the three months ended September 30, 2012. This increase was due to additional expense primarily resulting from the acquisition of GeoEye consisting of higher labor related costs of $9.0 million and costs associated with operating additional ground terminals of $5.1 million. The increase in costs associated with the production and analysis of imagery of $4.5 million includes third party contracting costs, facilities and overhead costs associated with providing customers with analytics services obtained from the acquisition of GeoEye as compared with the 2012 costs, which were primarily third party contracting costs.  The increase in other costs is primarily due to higher professional fees of $3.5 million. Inclusive in the aforementioned changes in costs are integration related costs which totaled approximately $0.7 million. Aerial imagery costs consist of amortization of our previously purchased aerial imagery.  In the fourth quarter of 2012, we ceased purchasing aerial imagery and, therefore, we expect the amount of future expense derived from aerial imagery to decrease as we have no current plans to purchase additional aerial imagery.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Cost of revenue increased $75.4 million, or 126.7%, to $134.9 million during the nine months ended September 30, 2013 from $59.5 million for the nine months ended September 30, 2012.  This increase was due to additional expense primarily resulting from the acquisition of GeoEye consisting of costs associated with operating additional ground terminals of $22.4 million and higher labor related costs of $27.5 million.  The increase in costs associated with the production and analysis of imagery of $10.8 million includes third party contracting costs, facilities and overhead costs used to provide customers with analytics services obtained from the acquisition of GeoEye as compared with the 2012 costs, which were primarily third party contracting costs.  The increase in other costs is primarily due to higher professional fees of $7.5 million. Inclusive in the aforementioned changes in costs are integration related costs which totaled approximately $1.8 million.  Aerial imagery costs consist of amortization of our previously purchased aerial imagery.  In the fourth quarter of 2012, we ceased purchasing aerial imagery and, therefore, we expect the amount of future expense derived from aerial imagery to decrease as we have no current plans to purchase additional aerial imagery.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2013	2012	2013	2012
Acquisition costs	$—	$—	$20.6	$—
Labor related costs	29.6	20.9	94.1	58.0
Professional fees	16.6	11.7	50.5	21.6
Software and equipment maintenance costs	3.6	2.1	9.8	6.0
Rent and facilities	3.5	1.9	10.9	5.7
Satellite insurance	3.4	2.5	9.5	7.6
Marketing expenses	1.1	0.7	3.2	1.8
Other	2.8	0.3	6.3	2.7
Total selling, general and administrative	$60.6	$40.1	$204.9	$103.4

For the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

Selling, general and administrative expenses increased $20.5 million, or 51.1%, to $60.6 million during the three months ended September 30, 2013 from $40.1 million for the three months ended September 30, 2012.  This increase was primarily attributable to additional expense from GeoEye since the date of the acquisition.  Labor costs increased $8.7 million, facility costs increased $1.6 million and software and equipment maintenance costs increased $1.5 million all of which were primarily due to the acquisition of GeoEye. Professional fees increased $4.9 million to support the growth of the business and the integration of GeoEye. Inclusive in the aforementioned changes in costs are integration related costs which totaled approximately $7.3 million.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Selling, general and administrative expenses increased $101.5 million, or 98.2%, to $204.9 million during the nine months ended September 30, 2013 from $103.4 million for the nine months ended September 30, 2012.  We incurred $20.6 million in acquisition costs related to the completion of the acquisition of GeoEye.  Labor costs increased $36.1 million primarily as a result of incurring eight months of GeoEye labor costs.  Professional fees increased $28.9 million to support the growth of the business and the integration of GeoEye.  Facility costs increased $5.2 million primarily due to GeoEye. Inclusive in the aforementioned changes are integration and acquisition related costs which totaled approximately $41.9 million.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of our satellites and other operating assets.

For the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

Depreciation and amortization increased by $30.5 million, or 105.5%, to $59.4 million for the three months ended September 30, 2013 from $28.9 million for the three months ended September 30, 2012. The increase in expense during the three month period ended September 30, 2013 was principally attributable to GeoEye and the related property, equipment and intangible assets acquired. In addition, we recognized depreciation on certain of our construction in process projects were put into service during 2013 resulting in increased depreciation.  The most significant of these new assets was the infrastructure we activated in the first quarter of 2013 that integrates our infrastructure more securely to the U.S. Government. The depreciation recognized during the three months ended September 30, 2013 associated with those assets was $6.2 million.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Depreciation and amortization increased by $79.2 million, or 91.6%, to $165.7 million for the nine months ended September 30, 2013 from $86.5 million for the nine months ended September 30, 2012. The increase in expense during the nine month period ended September 30, 2013 was principally attributable to our acquisition of GeoEye and the related property, equipment and intangible assets acquired.  In addition, certain of our construction in process projects were put into service during the nine months ended September 30, 2013 resulting in increased depreciation. Most significant of these new assets was the infrastructure we activated in the period that integrates our infrastructure more securely to the U.S. Government. The depreciation in the period associated with those assets was $16.8 million after they were placed into service in January 2013.

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

We anticipate that certain of our restructuring plans, which include reducing or eliminating redundant assets and capacity, will result in accelerated depreciation in the next several quarters.  After this period of accelerated depreciation is completed depreciation would be reduced.  However, after our WorldView-3 satellite is launched this reduction is depreciation will be offset by increased depreciation on our WorldView-3 satellite.

Restructuring Charges

For the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

We recognized restructuring charges of $3.1 million during the quarter ended September 30, 2013, primarily as a result of our acquisition of GeoEye. The restructuring activities are intended to realign our infrastructure with demand by our customers so as to optimize our operational efficiency. We believe that the restructuring enhances our ability to provide cost-effective customer service offerings, which we anticipate will enable us to retain and expand our existing relationships with customers and attract new business.

These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

We recognized restructuring charges of $37.0 million during the nine months ended September 30, 2013, primarily as a result of our acquisition of GeoEye. The restructuring activities are intended to realign our infrastructure with demand by our customers so as to optimize our operational efficiency. We believe that the restructuring enhances our ability to provide cost-effective customer service offerings, which we anticipate will enable us to retain and expand our existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Interest Expense

For the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

Interest expense, net of capitalized interest and interest income, decreased by $1.2 million, or 63.2%, to $0.7 million for the three months ended September 30, 2013 from $1.9 million during the three months ended September 30, 2012. This decrease is attributable to approximately 95.4% of our interest being capitalized to capital projects during the three months ended September 30, 2013 as compared to 76.2% during the three months ended September 30, 2012.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Interest expense, net of capitalized interest and interest income, decreased by $4.2 million, or 54.5%, to $3.5 million for the nine months ended September 30, 2013 from $7.7 million during the nine months ended September 30, 2012. This decrease is attributable to approximately 91.3% of our interest being capitalized to capital projects during the nine months ended September 30, 2013 as compared to 68.7 % during the nine months ended September 30, 2012.

Based on our capitalization policies, we expect interest expense to decrease due to capitalization of these costs related to the construction of our WorldView-3 and GeoEye-2 satellites and other infrastructure. Once GeoEye-2 satellite is placed in storage, which is currently expected to be the second half of 2014, we expect to stop capitalizing interest on this satellite, resulting in a higher percentage of interest that is expensed. The amount of interest capitalized related to WorldView-3 will increase as it nears completion and launch. We anticipate expensing substantially all of our interest costs after the anticipated commissioning of WorldView-3 in the summer of 2014.

Income Tax (Benefit) Expense

For the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

Income tax benefit increased by $9.4 million for the three months ended September 30, 2013, to a benefit of $3.8 million from a tax expense of $5.6 million for the three months ended September 30, 2012. The increase in tax benefit is due to having taxable losses during the three months ended September 30, 2013 compared to the taxable income during the three months ended September 30, 2012. For the second quarter ended September 30, 2013, we had an effective overall tax rate of 67.9%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation, 2012 research and development tax credits resulting by tax law changes enacted in January 2013 and significant non-deductible costs related to our acquisition of GeoEye.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Income tax benefit increased by $52.8 million for the nine months ended September 30, 2013, to a benefit of $36.9 million from a tax expense of $15.9 million for the nine months ended September 30, 2012. The increase in tax benefit is due to having taxable losses during the nine months ended September 30, 2013 compared to the taxable income during the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we had an effective overall tax rate of 30.7%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation, 2012 research and development tax credits resulting by tax law changes enacted in January 2013 and significant non-deductible costs related to our acquisition of GeoEye.

Balance Sheet Measures

Total assets increased $1.6 billion, or 100.0%, to $3.2 billion at September 30, 2013 from $1.6 billion at December 31, 2012. Total assets increased primarily as a result of acquiring the assets of GeoEye totaling $1.1 billion and goodwill totaling $0.4 billion. In addition, net property and equipment increased $1.0 billion from December 31, 2012 to September 30, 2013 primarily resulting from the costs to build our WorldView-3 and GeoEye 2 satellites and other infrastructure projects offset by depreciation. Other assets increased $28.9 million primarily due to additional deferred financing costs resulting from the refinancing of our long-term debt.

Total liabilities increased $0.8 billion, or 80.0%, to $1.9 billion at September 30, 2013 from $1.0 billion at December 31, 2012. This increase was primarily due to an increase in long-term debt of $0.7 billion as well as increases in our  other liabilities resulting from growth in our business and as a result of our acquisition of GeoEye.

Liquidity and Capital Resources

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. We cannot assure you that the U.S. Government will continue to purchase earth imagery or other services from us at similar levels or on similar terms. All of our contracts with the U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. Government agencies can terminate, modify or suspend our contracts at any time with or without cause. The U.S. Government accounted for approximately 61.2% and 58.9% of our consolidated revenue for the three and nine months ended September 30, 2013, respectively. If the U.S. Government were not to renew or extend our contract at similar levels or on similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for the next twelve months.

In summary, our cash flows were:

	Nine months ended September 30,
(in millions)	2013	2012
Net cash provided by operating activities	$75.9	$190.1
Net cash used in investing activities	(730.9)	(154.0)
Net cash provided by (used in) financing activities	664.8	(0.8)

Cash provided by operating activities was $75.9 million in the nine months ended September 30, 2013 as compared to $190.1 million of cash provided by operating activities in the nine months ended September 30, 2012. The $114.2 million decrease in cash provided by operating activities is primarily due to the net loss incurred in 2013, payment of our 2011 Senior Secured debt discount and net decreases in accrued liabilities and deferred contract costs. The net loss was due primarily to restructuring and combination related costs totaling $80.7 million in 2013.  Deferred revenue consists of cash receipts received in advance of revenue recognition and was approximately $35.3 million during the nine month period ended September 30, 2013.  The deferred revenue will be recognized as revenue as the revenue recognition criteria are met.

As a result of our acquisition of GeoEye, we expect to generate increased revenue growth and operating profit. We anticipate realizing operating savings within the six quarters following the January 31, 2013 closing of the acquisition. We expect these cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and infrastructure savings.

Cash used in investing activities was $730.9 million in the nine months ended September 30, 2013 as compared to $154.0 million in the nine months ended September 30, 2012. The $576.9 million increase in cash used in investing activities was primarily due to cash expenditures for the acquisition of GeoEye, including $596.7 million paid for the discharge and redemption of debt assumed in the acquisition partially offset by net cash received $76.2 from GeoEye, and higher capital expenditures related to the construction of the WorldView-3 and GeoEye-2 satellites and related infrastructure.  We anticipate making additional capital expenditures on GeoEye-2 to enhance its capabilities and place it in storage in the second half of 2014.  We will continue to make capital expenditures on WorldView-3 until its completion and launch, which we currently anticipate to be in the summer of 2014.  In addition, we expect to incur capital expenditures associated with infrastructure improvements as we integrate GeoEye’s operations with our own.

Cash provided by financing activities was $664.8 million in the nine months ended September 30, 2013 as compared to $0.8 million of cash used in financing activities in the nine months ended September 30, 2012. The $665.6 million increase in cash provided by financing activities was primarily due to $632.6 million in net proceeds from refinancing our debt in connection with the acquisition of GeoEye, less principal payments of $2.7 million related to the refinanced debt. In addition, we received $36.9 million in cash proceeds from the exercise of stock options.

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into the 2013 Credit Facility, which includes a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility. As of September 30, 2013, we have not drawn any amounts under the Senior Secured Revolving Credit Facility.  The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA is 2.5 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the 2013 Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of our guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of our assets and the assets of the guarantor subsidiaries.

The 2013 Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Agreement also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of September 30, 2013, we were in compliance with our debt covenants.

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

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance  the $500 million seven-year Senior Secured Term Loan Facility and $100.0 million five-year Senior Secured Revolving Credit Facility entered into on October 12, 2011 (collectively, the “2011 Credit Facility”), to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition, to pay the cash consideration under the merger agreement and to pay fees and expenses related to the transactions.

Contractual Obligations

Information regarding long-term debt payments, operating lease payments and contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012. As previously discussed, on January 31, 2013 we entered into a $550.0 million Senior Secured Term Loan Facility and issued $600.0 million of Senior Notes in connection with the acquisition of GeoEye to refinance our outstanding long-term debt, to fund the discharge and redemption of GeoEye’s $525.0 million Senior Secured Notes, pay cash consideration and pay fees and expenses related to the transactions. As a result, our contractual obligations for long-term debt and related interest increased materially from the amounts disclosed as of December 31, 2012. As of September 30, 2013, these obligations are as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year		1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations	$1,147.3	$1.4	(2)	$11.0	$11.0	$1,123.9
Interest payments on long-term debt(1)	362.8	13.3	(2)	105.1	104.4	140.0
Total	$1,510.1	$14.7		$116.1	$115.4	$1,263.9

(1)         Represents contractual interest payment obligations on the $550.0 million principal balance of the Company’s Senior Secured Term Loan facility and the Company’s $600.0 million principal Senior Notes.

(2)         Represents long-term debt principal and interest payments for the three month period ended December 31, 2013.

The Senior Secured Term Loan Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Interest on adjusted LIBOR based loans is due at the end of each interest period as selected by us, but at least quarterly. Interest on Base Rate loans is due on the last day of each calendar quarter. The interest rate at September 30, 2013 was 3.75%.

The Senior Notes bear interest at 5.25% per year with interest payments payable on February 1 and August 1 of each year. We may redeem some or all of the notes at any time after February 1, 2017 at varying redemption prices. The Senior Notes mature on February 1, 2021.

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013.

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

Non-GAAP Disclosures

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$(1.8)	$8.5	$(83.4)	$21.9
Depreciation and amortization	59.4	28.9	165.7	86.5
Interest expense, net	0.7	1.9	3.5	7.7
Income tax expense (benefit)	(3.8)	5.6	(36.9)	15.9
EBITDA	54.5	44.9	48.9	132.0
Loss from early extinguishment of debt	—	—	17.8	—
Restructuring charges (1)	3.1	—	37.0	—
Acquisition costs (1)	—	7.5	20.6	9.7
Integration costs (1)	8.0	—	23.1	—
Adjusted EBITDA	$65.6	$52.4	$147.4	$141.7

(1)        Restructuring, acquisition and integration costs consist of charges related to the combination with GeoEye.

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

Adjusted EBITDA further adjusts EBITDA to exclude the loss on the early extinguishment of debt because this is not related to our primary operations. Additionally, it excludes restructuring costs, acquisition costs and integration costs as these are non-core items. Restructuring costs are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Acquisition costs are costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Loss on early extinguishment of debt is related to entering into the 2013 Credit Facility and Senior Notes, the proceeds of which were used to refinance our 2011 Credit Facility and fund the discharge and redemption of GeoEye’s $525.0 million senior secured notes we assumed in the acquisition.

We use EBITDA and Adjusted EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of our overall assessment of our performance and we do not place undue reliance on these Non-GAAP measures as our only measures of operating performance. EBITDA and Adjusted EBITDA should not be considered as substitutes for other measures of financial performance reported in accordance with U.S. GAAP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our 2013 Credit Facility. The 2013 Credit Facility provides for a $550.0 million Senior Secured Term Loan Facility and a $150.0 million Senior Secured Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility. As of September 30, 2013, we had not drawn any amounts under the Senior Secured Revolving Credit Facility.

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

Based upon the amounts outstanding under the Senior Secured Term Loan Facility as of September 30, 2013 and assuming that the Senior Secured Term Loan Facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Senior Secured Term Loan Facility of approximately $5.5 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our Senior Secured Credit Facility but have not done so at this time.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of September 30, 2013. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (“MOU”) to settle all claims asserted therein on a class-wide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint. In January 2013, the parties completed confirmatory discovery. On April 24, 2013, the parties submitted the final settlement to the Court for approval.  Notices were sent to the affected class of GeoEye shareholders and on September 6, 2013, the Court approved the settlement of all securities class actions. Payments made in connection with the settlement were not material. The matter is now closed.

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBIT INDEX

Exhibit Number	Description

10.1†#	Modification Nos. 26 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.
10.2†#	EnhancedView Imagery Acquisition Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001.
10.3†*	Form of Restricted Share Unit Award Agreement.
10.4†*	Form of Performance Share Unit Award Agreement.
10.5

Form of Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013, Commission File No. 001-34299)

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
101†+

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on October 31, 2013 formatted in eXtensible Business Reporting Language (XBRL):

(i.)    Unaudited Condensed Consolidated Statements of Operations (ii.)  Unaudited Condensed Consolidated Balance Sheets (iii.) Unaudited Condensed Consolidated Statements of Cash Flows (iv.) Related notes, tagged or blocks of text

†                                         Filed herewith.

††                                  Furnished herewith

#                                         Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*                                         Management contract or compensatory plan arrangement.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2013	/s/ Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1†#	Modification Nos. 26 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.
10.2†#	EnhancedView Imagery Acquisition Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001.
10.3†*	Form of Restricted Share Unit Award Agreement.
10.4†*	Form of Performance Share Unit Award Agreement.
10.5

Form of Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013, Commission File No. 001-34299)

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
101†+

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on October 31, 2013 formatted in eXtensible Business Reporting Language (XBRL):

(i.)    Unaudited Condensed Consolidated Statements of Operations (ii.)  Unaudited Condensed Consolidated Balance Sheets (iii.) Unaudited Condensed Consolidated Statements of Cash Flows (iv.) Related notes, tagged or blocks of text

†                                         Filed herewith.

††                                  Furnished herewith

#                                         Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*                                         Management contract or compensatory plan arrangement.