Form 10-K
period 2013-12-31
DIGITALGLOBE, INC.
filed 2014-02-26
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $31.01 as reported by the New York Stock Exchange on June 28, 2013 was $2.3 billion.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 18, 2014 (latest practicable date) was 75,426,566 shares.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of congress and the administration, or budgetary cuts resulting from congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that the anticipated benefits and synergies from the strategic combination of the Company and GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure; decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

TRADEMARKS

“DigitalGlobe,” “GeoEye,” and other trademarks of ours appearing in this annual report are our property. Trade names and trademarks of other companies used in this annual report are for informational purposes only.

PART I

ITEM 1.                        BUSINESS

Overview

DigitalGlobe, Inc. (“DigitalGlobe,” “Company,” “we,” “our,” or “us”) is a leading global provider of geospatial information products and services.  Commercial high-resolution earth imagery products and services sourced from our own advanced satellite constellation comprise the majority of our revenue. We also offer higher value information products derived from our imagery and geospatial analytic software and expert services that derive insight from our imagery.  Our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day users depend on our data, information, technology and expertise to better understand our changing planet to save lives, resources and time. Our principal customers are governments, including U.S. and foreign defense and intelligence, civil agencies and providers of location-based services, as well as companies in a variety of industry verticals, including financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products, services and analysis is collected daily from our five high-resolution imaging satellites and maintained in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 4.5 billion square kilometers of imagery, an area the equivalent of 30 times the landmass of the earth, accumulated since 1999. As of December 31, 2013, our collection capacity was approximately 1.2 billion square kilometers of imagery per year or the equivalence of roughly eight times the earth’s land surface area and offers intraday revisit around the globe.

On January 31, 2013, we completed our acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions, in a stock and cash transaction valued at approximately $1.4 billion. Our acquisition of GeoEye broadened our service offerings, enabled us to optimize our satellite orbits and collection of imagery, strengthened our production and analytics capabilities, increased the scale of our existing operations and diversified our customer and product mix. The combined company has five in-orbit satellites, two satellites near completion of construction and additional ground terminals. Refer to Note 4 “Business Acquisitions” to the Consolidated Financial Statements for further discussion.

We were originally incorporated as EarthWatch on September 30, 1993 under the laws of the State of Colorado and reincorporated in the State of Delaware on August 21, 1995. On August 22, 2002, we changed our name to DigitalGlobe, Inc. Our common stock has been listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “DGI” since our initial public offering in May 2009.

Industry Overview

The geospatial information services industry consists of private sector and public sector companies, agencies and research institutions, that produce products, services and information to display, analyze and interpret geospatial information. The geospatial industry is experiencing significant change and growth as geospatial technology is integrated with internet, telecommunication and other information technology systems. Military and intelligence, civil government and commercial customers have been using imagery and analysis products in a wide variety of applications, including:

•                  national defense needs;

•                  humanitarian and relief support in response to natural disasters;

•                  environmental observation and support for climate change monitoring;

•                  internet mapping services for desktop and mobile devices;

•                  design and planning for infrastructure projects, such as asset management, surveying and charting; and

•                  analytic services for industries such as oil and gas, mining, agriculture and financial services.

We believe there are significant opportunities for continued growth as customers across a wide range of industries realize the benefits of timely and accurate imagery and geospatial analysis on a global scale. Our growth may be limited, however, by government funding reductions in the United States and by foreign government budgets as many countries are developing and launching their own satellite imagery programs. Our growth may also be limited by an increased use of aerial imagery aircraft, which could reduce the demand for satellite imagery, and by an increase in U.S. export constraints or other regulations.

Competition

We compete against various private sector companies and foreign state-sponsored entities that provide satellite and aerial imagery, and related products and services to the commercial market. Our major existing and potential competitors for satellite imagery and information include:

•                  companies with satellites including Astrium Geo-Information Services, ImageSat International N.V., Blackbridge AG (previously known as RapidEye), Planet Labs, Skybox Imaging, Inc. and Urthecast;

•                  foreign governments including India, South Korea, Taiwan and others that sell their data commercially;

•                  companies that provide geospatial analytic information and services;

•                  aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft; and

•                  aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy.

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

•                  value added services, including advanced imagery production and analysis;

•                  timeliness and ready availability of imagery products and services that can be deployed quickly and cost-effectively; and

•                  price.

For risks associated with competition, see Item 1A, Risk Factors.

Business Strategy

Our long-term business strategy includes two components: (1) grow revenue from our core satellite imagery products and services; and (2) grow revenue from our emerging higher value information products derived from our imagery, geospatial analytic software and expert services to obtain insight from our imagery. The key elements that we believe will enable us to achieve our long-term business strategy both through organic growth and through acquisitions include:

Realize the full potential of the EnhancedView contract.  The EnhancedView contract (“EnhancedView Contract”) with the United States National Geospatial-Intelligence Agency (“NGA”), which we signed in August 2010, contains multiple deliverables, including a Service Level Agreement (“EnhancedView SLA”), infrastructure enhancements and other services. Our EnhancedView Contract has a full potential value of $3.6 billion over the ten year life of the contract.  The services we provide under this contract enable the U.S. Government to serve war-fighters, intelligence officers, first responders and other government users of imagery.  In addition, we expect to continue to add to our capabilities to more deeply integrate ourselves into the U.S. Government’s imagery-related work flow, including more web-based, valued-added imagery services providing an integrated operational connection with the U.S. Government to provide a high level of service and to deliver imagery efficiently and securely. The EnhancedView SLA represented 37.1% of our 2013 net revenue.

Profitably grow and diversify our revenue beyond the EnhancedView Contract.  We expect to continue to grow our revenue and reduce our revenue concentration on the EnhancedView Contract by attracting new customers and introducing new products to better meet all of our customers’ needs.

Today, the U.S. Government is our largest customer providing 58.4% of our 2013 net revenue. Our predictive analytics software and expert services have allowed us to provide additional services beyond the EnhancedView Contract. We also serve international government customers in the areas of defense and intelligence and international civil agencies with imagery and related services.  We have customers in our Direct Access Program (“DAP”) located in ten countries, which generated 16.5% of our 2013 net revenue.  Excluding our DAP customers, our international defense and intelligence and international civil government customers totaled 11.0% of our 2013 net revenue. Additionally, we serve internet-based mapping and location-based services customers, which comprised 7.7% of our 2013 net revenue.  We provide our mapping and location-based services customers with imagery and higher-value regional and global basemaps that enhance their products. Finally, we serve a wide array of other commercial customers, which we refer to as industry verticals, comprised of industries such as oil and gas, mining, utilities, agriculture, retail, manufacturing, financial services, and non-government organizations with our imagery, information and insight services. This broad set of customers represented 6.4% of our 2013 net revenue.

We will continue to invest in new offerings to enable our customers to gain new insights that will help them better support their business objectives.  We believe that our earth imagery, resolution, accuracy, high-scale image production capabilities and expert personnel establish us as a leader in the production and analysis of imagery. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 4.5 billion square kilometers of imagery, an area the equivalent of 30 times the landmass of the earth, accumulated since 1999. Given the scale of our imagery, we are able to offer information products derived from our imagery at scale, including a variety of higher value, web-based regional and global basemaps.  We expect to continue to introduce new information products derived from imagery at scale that enable among other things, automated feature extraction, agriculture boundaries and crop health, land cover classification (e.g., minerals, trees) and seabed mapping.  Additionally, the large scale of our imagery and information enables us to provide analysis services, including predictive analytics, to discover patterns and correlations in data not possible to identify on a smaller scale.  By continuing to address our customers’ needs and integrate our offerings into their workflow, we expect to grow our customer base and revenue.

Outperform our competition operationally and in customer satisfaction.  We continue to advance our capabilities, product quality and customer experience enabling growth and margin expansion. We continue to optimize and develop our satellite constellation and ground terminal network in order to increase the capability of our constellation that is made available to the NGA and our other customers. We currently have five in-orbit satellites and two satellites under construction. Following the completion of construction of our two satellites, we intend to launch one of them, WorldView-3, in the summer of 2014 and we intend to place the other, GeoEye-2, in storage until such time as incremental capacity to support higher revenue growth or replacement for an existing satellite is required.  Additionally, we have made investments in our imagery production capabilities that enable us to serve higher quality and quantities of processed imagery via our web services infrastructure, including classified facilities for our U.S. Government customers. We continue to improve our platform capabilities to make imagery and information within our ImageLibrary searchable and easy to access.  We also introduced a quality program that focuses on our products and customer experience on four dimensions, Accuracy, Currency, Completeness and Consistency, aimed at addressing the specific needs of each customer segment that we serve.  Additionally, we instituted a formal customer satisfaction program to measure and track our performance.

Behave according to our Purpose, Vision and Values to drive performance.  As shown below, our corporate Purpose is “Seeing a Better World — By giving our customers the power to see the Earth clearly and in new ways, we enable them to make our world a better place.”  We are relentlessly committed to helping our customers save time, resources and lives and achieving our Vision, “By 2020, be the indispensable source of information about our changing planet” to better serve our customers.  Our Values (e.g., integrity, respect, mission and team before self, curiosity and innovation and results matter) guide our actions.  Our Purpose, Vision, and Values unite us, creating a working environment that enables us to perform the best work of our careers.  Our people are paramount to our continued success, and we continue to attract and develop talent to embrace our Purpose, Vision and Values, achieve our strategy and grow our business.

Products and Services

As of December 31, 2013, we offered earth imagery products that were comprised of imagery from our constellation of five high-resolution satellites, as well as aerial imagery that we had acquired from a third party supplier. We also provide geospatial information and insight services in which we combine our earth imagery, analytic expertise, and innovative technology to deliver integrated solutions. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary, or place custom orders to task our satellites for a specific area of interest, or as a bundle of imaging and data for a region or type of location, such as cities, ports, harbors or airports.

Satellite Imagery

Customers specify how they want the imagery content that they are purchasing from us to be produced. We deliver our satellite imagery content at five processing levels as follows:

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

•                  stereo imagery. Stereo imagery products consist of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (“3D”) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3D maps and flight simulations; and

•                  advanced country coverage.  Advanced country coverage is an orthomosaic of imagery from our ImageLibrary processed to provide visually seamless, largely cloud free and color balanced imagery over country-sized areas.

Direct Access Program

Customers in our Direct Access Program, or DAP, are able to directly task and receive imagery from our WorldView-1, WorldView-2 IKONOS and GeoEye-1 satellites within certain local and regional geographic boundaries of interest. These customers have the ability to download imagery directly from our satellites as a result of purchasing from us the requisite hardware required to communicate with our satellites and process imagery. The DAP is designed to meet the enhanced information and operational security needs of a select number of defense and intelligence customers and certain commercial customers. All of our DAP agreements are subject to approval by the U.S. Government.

Information Products

We offer many customer ready information products that are designed to enable customers to understand and analyze specific geographies of interest.  Examples of these products include Global Basemap, which allows customers to access imagery at various processing levels over our hosted network.  Our pansharpening image processing allows us to combine higher resolution black and white imagery with lower resolution color imagery to create high resolution color imagery, which is included in our Global Basemap product.  Our Advanced Elevation Series consists of digital surface models and digital terrain models with consistent product accuracies and resolutions derived from our ImageLibrary to meet customer requirements to create finished maps and to produce analysis from imagery-based maps.  Precision Aerial imagery products consist of digital aerial orthomosaic imagery covering the contiguous United States and Western Europe allowing our customers to purchase digital imagery with industry-leading accuracy, quality and aesthetics.

Insight Products and Services

We believe customers are increasingly looking for analytic solutions to derive insights from imagery.  These insight products and services help our customers combine imagery and information derived from imagery with other sources of geospatial information to deliver integrated intelligence solutions.  We provide analytic solutions that accurately document change and enable geospatial modeling and analysis that helps our customers predict where events will occur to help our customers protect lives, make resource allocation decisions and save time.  These services support the U.S. government, international governments, non-government organizations, not-for-profit organizations and other commercial customers.

Product Delivery

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications and web services that provide for direct on-line access to our ImageLibrary.  For example, through our Global Basemap and Global Enhanced Geointelligence Delivery services we provide hosted on-line access to our imagery for both commercial and government customers. Other distribution options include File Transfer Protocol (“FTP”), and physical media such as DVD and hard drives.

We sell our products and services through a combination of direct and indirect channels, consisting of a global network of resellers, strategic partners, direct enterprise sales and web services. During the year ended December 31, 2013, we generated 87.7% of our net revenue through direct sales and 12.3% of our net revenue from our reseller and partner network.

Customers

We have one reportable segment in which we provide imagery and imagery information products and services to customers around the world. We sell our imagery and services to two groups of customers: U.S. Government and Diversified Commercial.  U.S. Government net revenue is sourced from multiple U.S. Government agencies, primarily focused on defense and intelligence, with our largest customer being the NGA.  The NGA serves as the primary U.S. Government procurement agency for geospatial information and purchases imagery products and services on behalf of various agencies within the U.S. Government, including defense, intelligence and law enforcement agencies.  The U.S. Government comprised 58.4% of our total 2013 consolidated net revenue.  Diversified Commercial net revenue is sourced from customers in our DAP, location-based services (“LBS”), international civil government and from industry verticals.  In 2013, we generated 41.6% of our net revenue from Diversified Commercial customers.

U.S. Government

EnhancedView

On August 6, 2010, we entered into the EnhancedView Contract with NGA. The EnhancedView Contract has a ten-year term, inclusive of nine one-year options exercisable by NGA and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time.

EnhancedView Service Level Agreement

The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning September 1, 2014. We are required to meet certain service level requirements related to the operational performance of the satellites comprising the WorldView constellation and related ground systems. The NGA has exercised the first three options under the EnhancedView SLA, collectively extending the EnhancedView SLA through August 31, 2014.  We believe it is NGA’s intention to exercise the remaining options, subject only to annual appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

We recognize net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, we recognize EnhancedView SLA revenue in direct proportion to the increased level of capacity made available. The contract requires us to increase the capacity made available to NGA through the addition of our WorldView-3 satellite (scheduled to launch in the summer of 2014) as well as the installation of seven additional remote ground terminals, the last of which was installed in July 2012. We are currently operating all remote ground terminals required by the EnhancedView SLA. Given the significant amount of constellation capacity that will be made available to NGA once WorldView-3 becomes operational, we anticipate a material increase in net revenue once WorldView-3 reaches full operational capability (“FOC”). Accordingly, once WorldView-3 reaches FOC we will begin to earn and recognize previously deferred revenue.

During the first and second quarters of 2012, we and NGA agreed to modifications of the EnhancedView Contract that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modifications did not result in a material change to the EnhancedView SLA accounting, and we continue to use the proportional performance method of net revenue recognition.

Each monthly EnhancedView SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined EnhancedView SLA performance criteria. If NGA determines that not all of the EnhancedView SLA performance criteria were met in a given month, a performance penalty is assessed for that month. We retain the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services, or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause us to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. There was no penalty during the year ended December 31, 2013. During the year ended December 31, 2012, there was a $0.2 million penalty, or 0.08% of our annual contractual cash receipts, all of which was applied to other products and recognized as net revenue within the year.  Cumulatively over the life of the EnhancedView Contract, we have had total penalties of $0.4 million, or 0.05% of our total cash receipts under the contract, which was applied to other products and has been recognized to date.

The NGA has exercised the first three options under the EnhancedView SLA collectively extending the SLA through August 31, 2014.

EnhancedView Value Added and Other Services

EnhancedView also provided for up to approximately $750.0 million for value added products and services, infrastructure enhancements, and other services including the option for NGA to require the Company to lower the altitude of WorldView-2 from its current altitude of 770 kilometers to an altitude of 496 kilometers. Value added products and services enable us to meet NGA’s more advanced imagery requirements using its production and dissemination capabilities.  In 2013, we recognized $70.6 million in revenue for value-added products and services and a cumulative total of $109.6 million since the inception of the EnhancedView Contract.

DigitalGlobe Intelligence Solutions

DigitalGlobe Intelligence Solutions, formerly known as GeoEye Analytics, supports a wide range of customers across the U.S. Government who require multiple forms of geospatial intelligence to facilitate decision making.  We work with many defense and intelligence customers to provide embedded analytic services, foundational geospatial data, and unique technology solutions that support military intelligence missions around the globe.  While we primarily support U.S. Government customers, many of our capabilities also support intelligence requirements from international governments, non-government organizations and commercial customers.

NextView

In connection with our NextView agreement with NGA (which was entered into in September 2003 and was the predecessor to our current EnhancedView Contract) we received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, we began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. Based on the current estimated useful life of

WorldView-1, we recognized $25.5 million of net revenue related to the pre-FOC payments for each of the years ended December 31, 2013, 2012 and 2011. Cumulatively, since WorldView-1 reached FOC, we have recognized $154.3 million of pre-FOC revenue, and at December 31, 2013 had deferred revenue remaining of $111.7 million, expected to be amortized through mid-2018.

Diversified Commercial

Our Diversified Commercial business consists of DAP customers and other diversified commercial customers comprised of international civil government, international defense and intelligence, LBS and industry verticals.

Direct Access Program

We earn revenue from sales of the DAP facility hardware and software, as well as service fees to access our satellite constellation. The revenue to access our satellite constellation is recognized over time based on minutes of actual usage. The revenue and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenue and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenue, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. As of December 31, 2013, we had DAP agreements in ten countries.  In 2013, we generated $100.8 million in net revenue from our currently operational DAP customers representing 16.5% of our total net revenue.

Other Diversified Commercial

We sell imagery and information services to international civil governments for use in applications such as infrastructure planning, taxation, rescue and recovery services, forestry and agriculture, and to providers of LBS including internet portals, connected devices and digital mapmakers, who use our imagery products and services to expand their products and services.  Customers in industry verticals are represented by oil and gas, mining, utilities, agriculture, retail, manufacturing, financial services, and non-government organizations who purchase our imagery, information and insight services for a wide variety of applications.  We typically sell to the international civil government and industry verticals customers through our global resellers and partners, and we primarily sell directly to international defense and intelligence customers and providers of LBS.  Our diversified commercial net revenue is generated both through purchases of our products and services on an as-needed basis and through annual and multi-year contracts.

Satellite and Ground System Operations

Our business operations consist primarily of our satellite constellation, related satellite control ground terminals and our image processing facilities.

In-orbit Satellites

The following table summarizes the primary characteristics of the satellites in our constellation in operation as of December 31, 2013:

Satellite	Launch Date	Best Ground Resolution	Annual Collection Capacity (million square kilometers)	Orbital Altitude (kilometers)
WorldView-2	October 2009	46-centimeters black and white, or color 1.84-meter multi-spectral	427	770
WorldView-1	September 2007	50-centimeters black and white	569	496
GeoEye-1	September 2008	41-centimeters black and white, or color 1.64-meter multi-spectral	128	681(1)
QuickBird	October 2001	58-centimeters black and white, or color 2.32-meter multi-spectral	62	430(2)
IKONOS	September 1999	82-centimeters black and white, or color 3.28-meter multi-spectral	36	681

Satellite	Expected End of Depreciable Life	Original Cost (millions)		Net Book Value (millions)
WorldView-2	Q4 2020	$463.2		$294.7
WorldView-1	Q2 2018	473.2		197.0
GeoEye-1	Q1 2018	211.8	(4)	173.0
QuickBird	Q2 2014	174.4		0.6
IKONOS(3)	Q3 2013	1.0	(4)	—

(1)         We have requested U.S. Government approval to raise the GeoEye-1 orbit to an altitude of 770 kilometers to operate at a resolution of 46 centimeters, although we may elect not to do so.  As of February 14, 2014, we have not received U.S. Government approval to raise the GeoEye-1 orbit.

(2)         Following National Oceanic and Atmospheric Administration (“NOAA”) approval in the first quarter of 2011, QuickBird was raised to an orbital attitude of 482 kilometers and is slowly de-orbiting.

(3)         IKONOS is fully depreciated.

(4)         Fair value as of January 31, 2013, the acquisition date of GeoEye.

Satellites under Construction

We have two satellites that are currently under construction:  WorldView-3 and GeoEye-2. The WorldView-3 satellite is nearing the end of its construction and testing and is expected to be launched in the summer of 2014.  We anticipate this satellite will increase our collection capacity by approximately 20%.  This will offset the loss of approximately 5% of our collection capacity when our QuickBird and IKONOS satellites reach the end of their useful lives.

We have been enhancing the functionality of the GeoEye-2 satellite since acquiring it, and expect to complete the initial construction and testing of this satellite in the second half of 2014.  Once completed, GeoEye-2 will be stored until it is needed as a replacement for an existing satellite or sooner if necessary to meet higher market demand.  All costs associated with the storage of this satellite, including maintenance, storage, and periodic testing, will be expensed as incurred.

Satellite Insurance

We procure insurance covering risks associated with our satellite operations including the partial or total impairment of the functional capacity of the satellite. We insure certain satellites in our constellation to the extent that insurance is available at acceptable premiums. We do not insure the IKONOS satellite and in the third quarter of 2013 we stopped insurance coverage for our QuickBird satellite.  Given the late stage of their useful lives, we do not intend to insure either of these satellites for the remainder of their useful lives.  Satellites under construction are insured through the third-parties that are providing the construction services. When the GeoEye-2 satellite is placed into storage at the third party construction site, the insurance will be included in the storage and maintenance fees we receive from the vendor, and will be expensed as incurred.  As of December 31, 2013, we maintained the following insurance coverage on our satellite constellation:

Satellite	Policy Period	Coverage (in millions)
WorldView-1	10/2013-10/2014	$220.0
WorldView-2	10/2013-10/2014	220.0
GeoEye-1	12/2013-10/2014	200.0

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

Ground Terminals and Image Processing Facilities

As of December 31, 2013, we owned or leased 13 operational remote ground terminals (“RGT”) located throughout the world. Each ground terminal is strategically placed to optimize contact with our satellites on their orbital paths.  Each of our satellites orbits the earth approximately 15 times per day, communicating with one or more of our ground terminals. Our image processing facility at our Longmont, Colorado headquarters houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery. Operational control of our satellites, and all data related processing, storing and distribution, are primarily managed from our facility in Longmont, Colorado.

Intellectual Property

We rely on licenses of certain intellectual property to conduct our business operations. Specifically, we license certain proprietary rights from third parties, such as BAE Systems Mission Solutions, Inc., Ball Aerospace and Technologies Corp., Harris Technical Services Corporation, MacDonald Dettwiler and Associates Ltd., Orbit Logic and the University of New Brunswick to enable us to operate our satellites, ground terminals, collection systems and other various components of our systems. In addition, we actively pursue internal development of intellectual property. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology and processes.

Regulation

Operations

The satellite operations portion of our business is highly regulated. The Department of Commerce (“DoC”), pursuant to the National and Commercial Space Programs Act of 2010 (successor legislation to the 1992 Land Remote Sensing Policy Act, as amended), has the primary regulatory authority over our industry. The DoC delegated responsibility for satellite remote sensing operations to NOAA. Each of our satellites is required to be individually licensed for operation by NOAA. We currently have licenses for our QuickBird, WorldView-1, WorldView-2, WorldView-3, IKONOS, GeoEye-1 and GeoEye-2 satellites, which we refer to as the NOAA licenses. Our NOAA licenses require us to obtain prior approval from NOAA for any significant and substantial foreign agreements and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. Our NOAA license for WorldView-2 requires that all data be resampled to a ground resolution of 0.50 meter black and white and 2.0 meter multispectral before it may be commercially distributed to customers other than the U.S. Government or entities specifically approved by the U.S. Government. In addition, the NOAA licenses allow the U.S. Government to suspend our imaging activities in certain cases, if deemed necessary, for national security reasons. The NOAA licenses are valid for the operational life of the satellites, provided that we comply the licensing terms.

The launch of our satellites and the communication links, both uplink and downlink, are regulated by the U.S. Federal Communications Commission (“FCC”). FCC licenses must be obtained for each individual satellite. The FCC is the governmental agency with primary authority in the United States over the commercial use of the satellite frequency spectrum. We currently have the requisite licensing authority from the FCC to operate our QuickBird, WorldView-1,WorldView-2, IKONOS and GeoEye-1 satellites. The FCC has also granted licenses to operate ground terminals for our satellites. The FCC’s rules and regulations and terms of our licenses require that we comply with various operating conditions and requirements. Failure to comply with these or other conditions or requirements could lead to sanctions, up to and including revocation, cancellation or non-renewal of our licenses. In addition to the FCC’s requirements, our satellites must undergo the frequency coordination and registration process of the International Telecommunications Union (“ITU”).

Sales

Satellite imagery does not require an export license in order to be sold internationally. Our ability to sell certain imagery products and value added services may be subject to sanctions or embargoes imposed by the U.S. Government against particular entities or individuals, against other countries or by foreign government regulation.

Direct access to the satellites under the DAP constitute significant and substantial foreign agreements under our NOAA license and require approval from NOAA under the terms of our NOAA license. In addition, we or our suppliers must obtain export licenses from the Department of State (“DoS”) for the export of certain equipment and related technology necessary to enable the DAP access. The ground terminal equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (“ITAR”). The approval process for these sales usually takes approximately two to three months, and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to required U.S. Government approvals, the export of equipment from Canada by our DAP equipment supplier, MacDonald Dettwiler & Associated Ltd., is subject to Canadian export license requirements. Our DAP customers may also be required to obtain additional approvals from the government of the country in which the ground terminal is to be operated.

Ownership

We are obligated under our NOAA licenses to monitor and report increases in foreign ownership of common stock of the Company and any agreement for ownership of 20% or greater of our common stock is subject to NOAA approval. We are also required to report certain common stock foreign ownership levels to the Defense Security Service and to comply with certain rules and regulations to mitigate foreign influence as part of maintaining our facility security clearances. Our facility security clearance allows us to perform work on U.S. Government classified contracts. A transfer to foreign ownership also could trigger other requirements including filings with, and review by, the Committee on Foreign Investment in the United States pursuant to the Exon-Florio provision. Depending on the country of origin and identity of foreign owners, other restrictions and requirements may also arise.

Business Seasonality

We have historically experienced higher net revenues in the second half of the year, peaking in the fourth quarter, due in part to the procurement cycles of U.S. and international governments as well as increased demand from commercial customers.  However, historical seasonal patterns should not be considered a reliable indicator of our future net revenues or financial performance.

Employees

As of December 31, 2013, we had 1,235 full-time equivalent employees.

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

Company Address and Website

Our website can be accessed at http://www.digitalglobe.com.  The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. Our principal executive offices are located at 1601 Dry Creek Drive, Suite 260, Longmont, Colorado, 80503.

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

Approximately 65.5% of our net revenue for the year ended December 31, 2013 was derived from our top five customers, including the NGA, which accounted for 52.9% of our net revenue for the year ended December 31, 2013. These contracts may be terminated in the future, or may not be renewed or extended, and the loss of any one of these customers would materially reduce our net revenue and could have a material adverse effect on our business financial condition and results of operations.

Our contracts with U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or funding level commitments to various agencies. Under the EnhancedView SLA, we are obligated to make a portion of the image tasking capacity of the WorldView constellation available to NGA, including specified priority access rights. To support requirements under the EnhancedView Contract, we began constructing our WorldView-3 satellite in September 2010 and we are investing in infrastructure to integrate certain of our operations more closely with NGA.  Beginning September 1, 2013, NGA has the option to require us to lower the altitude of WorldView-2 from its current altitude of 770 kilometers to an altitude of 496 kilometers, subject to receipt of all required regulatory approvals. The lowering of the orbital altitude could result in a decrease in the amount of square kilometers collected by WorldView-2. While we believe the decrease in collection capability would be offset by improved data capture capabilities on the ground resulting from the expansion of our ground terminal network, there can be no assurance that our current collection capability will be maintained. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a breach of our contract with NGA. A breach of our contract with NGA or reduction in service to our other clients could have a material adverse effect on our business, financial condition and results of operations.

NGA may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and the federal budget process, and as a result, NGA may not continue to fund these contracts at current or anticipated levels. In addition, the sequestration process under the Budget Control Act of 2011 (PL 112-25) could have an adverse impact on the timing and amount of appropriations available for defense programs, including EnhancedView. Under the terms of the Budget Control Act, discretionary spending is capped, and any breach of the caps would result in automatic, across-the-board spending cuts, known as sequestration. The Budget Control Act assumed that spending cap recommendations would be recommended to Congress by the Joint Select Committee on Deficit Reduction. This Committee failed to come to agreement, and accordingly sequestration was implemented during 2013. Sequestration did not have a material effect on our financial position or results of operations during 2013, however, future reductions in the current EnhancedView program or other current or future business with the Department of Defense resulting from sequestration could have a material adverse effect on our business, financial condition and results of operations.

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

To support requirements under the EnhancedView Contract, we have contracted for and are in the process of building our WorldView-3 satellite. We currently expect to launch WorldView-3 in the summer of 2014 and commission the satellite approximately 90 days after launch.  The manufacturing, testing and launch of satellites involves complex processes and technology. We rely on third party contractors for the manufacturing, testing and launch of our satellites, including WorldView-3. Many factors, including, but not limited to, availability of parts, subcontractor and supplier delays and anomalies discovered during testing, may result in significant delays to the WorldView-3 program. In addition, while we have contracted with Lockheed Martin Commercial Launch Services for the launch of WorldView-3 in the summer of 2014, launch windows and specific dates, once scheduled, are subject to change and may be materially delayed for reasons beyond our control, including intervening launch failures of other satellites, reduced availability of launch facilities and support crew, weather and preemption by certain government launches. After launch, the satellite must be calibrated and tested to confirm operational capability, a commissioning process that typically takes several months. The satellite may not pass the operational commissioning tests or may not otherwise operate as required. For example, satellites may experience technical difficulties communicating with the ground terminals or collecting imagery in the same quality or volume that was intended. The failure to construct and launch WorldView-3 on time or to achieve operational commissioning on time or at all could affect our ability to meet our obligations under the EnhancedView Contract and may otherwise limit the anticipated volume of imagery products and services available to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the EnhancedView Contract obligates us to meet certain capacity and timeliness of delivery requirements. To meet these requirements, we have expanded our network of ground terminals around the world.

We face competition that may cause us to have to reduce our prices or to lose market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have. Existing competitors include Astrium Geo-Information Services, ImageSat International N.V., Blackbridge AG (previously known as RapidEye), Planet Labs, Skybox Imaging, Inc., Urthecast, foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as numerous aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft.  In addition, we compete against aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. The value of our imagery may also be diluted by earth imagery that is available free of charge.

The U.S. Government and foreign governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations.  These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

Our competitors or potential competitors with greater resources than ours could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. From time to time, we have experienced decreases in the average sales prices of some of our products and services. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our net revenue and operating margins may decline and our financial position may be harmed.

We are dependent on resellers of our imagery for a portion of our revenue. If these resellers fail to market or sell our products and services successfully, our business would be harmed.

In 2013, we generated $75.4 million, or 12.3%, of our total net revenue from foreign and domestic resellers. We rely on foreign resellers and partners to market and sell the majority of our products and services in the international market. We have intensified our efforts to further develop our operations in overseas markets, however, our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our imagery products and services, or may have competing interests that negatively affect their sales of our products and services.  If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our imagery products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as construction of our satellites and launch vehicles, operation of a satellite, and management of certain DAP facilities.  If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.

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

Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third party access or other problems caused by third parties, which could lead to interruptions, delays or suspension of our operations, loss of imagery from our ImageLibrary, as well as the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties, including attempting to gain unauthorized access to information or systems — commonly known as “cracking” or “hacking” — could also potentially jeopardize the overall security of our systems and could deter certain customers from doing business with us. In addition, a security breach that involved classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

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

We cannot assure you that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

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

We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes. The expected end of the depreciable lives of our in-orbit satellites at December 31, 2013 were as follows:

Satellite	Expected End of Depreciable Life
WorldView-2	Q4 2020
WorldView-1	Q2 2018
GeoEye-1	Q1 2018
QuickBird	Q2 2014
IKONOS	Q3 2013	(1)

(1)         IKONOS is fully depreciated.

The expected operational lives of these satellites are affected by a number of factors, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could also damage our satellites. We cannot assure you that each satellite will remain in operation until the end of its expected operational life. Furthermore, we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that our satellites will maintain their prescribed orbits or remain operational.

We anticipate using funds generated from operations to fund the construction and launch of any future satellites, including WorldView-3 and GeoEye-2.  If we do not generate sufficient funds from operations, we may need to obtain additional financing from outside sources to deploy any future satellites. If we do not generate sufficient funds from operations and cannot obtain financing, we will not be able to deploy any future satellites or be able to replace any of our operating satellites at the end of their operational lives. We cannot assure you that we will be able to generate sufficient funds from operations or raise additional capital on favorable terms or on a timely basis, if at all, to develop or deploy additional high-resolution satellites.

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

We intend to insure certain satellites in our constellation to the extent that insurance remains available at acceptable premiums. It is anticipated that the insurance proceeds received in connection with a partial or total impairment of the functional capacity of any of our satellites may not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

As of December 31, 2013, we maintained $220.0 million of insurance coverage on WorldView-1 and WorldView-2 satellites for the policy period October 2013 to October 2014 and $200.0 million of insurance coverage for our GeoEye-1 satellite for the policy period of December 2013 to October 2014. Our IKONOS satellite was excluded from our insurance coverage throughout 2013 and our QuickBird satellite was excluded from our coverage starting mid-October 2013, and both of these satellites will be excluded from our insurance coverage for the remainder of their useful lives.  Satellites under construction are insured through the third-parties who are providing the construction services. When the GeoEye-2 satellite is placed into storage at the third party construction site, the insurance will be included in the storage/maintenance fees we receive from the vendor.

The price and availability of insurance has fluctuated significantly since we began offering commercial services in 2001. Although we have historically been able to obtain insurance coverage for our in-orbit satellites, we cannot guarantee that we will be able to do so in the future. Although we intend to maintain insurance for our operating satellites, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in net revenue incurred as a result of a partial or total satellite loss.

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

In 2013, approximately 30.8% of our net revenue was derived from international sales and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as:

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

•                  potential preferences by prospective customers to purchase from local (non U.S.) sources; and

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

Risks Related to Acquisitions

To integrate acquired businesses we must implement our management information systems, operating systems and internal controls and assimilate and manage the personnel of the acquired operations. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Also, the integration of acquired businesses may require that we incur significant restructuring charges.

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

Any future acquisitions may require additional equity financing, which could be dilutive to our existing stockholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions in the future.

These and other factors may harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

Our acquisition of GeoEye resulted in significant goodwill and other intangible assets being recorded on our balance sheet. If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of our merger with GeoEye, we recorded goodwill and other intangible assets on our consolidated balance sheet as of January 31, 2013. It is not possible at this time to determine if any future impairment would result, or if it does, whether such charge would be material to the remaining assets. If such a charge is necessary, it may have a material adverse effect on our financial results.

We incurred substantial transaction, integration and restructuring costs in connection with our acquisition of GeoEye.

We incurred transaction costs in connection with our acquisition of GeoEye and debt issuance costs in connection with the refinancing of the indebtedness of both companies.  Additional integration and restructuring cost have been incurred in the course of combining the operations DigitalGlobe and GeoEye. We cannot be certain that the elimination of duplicative costs or the realization of other expected efficiencies related to the integration of the two businesses will offset the transaction, integration and restructuring costs in the near term, or at all.

Any additional future acquisitions by us would subject us to additional business, operating and financial risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure or financial position.

From time to time in the future we may pursue other acquisition opportunities. To the extent we acquire a business that is highly leveraged or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of any particular business or assets that we may acquire. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or financial position, as any such financing could include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition.

We may pursue acquisitions, investments, strategic alliances and joint ventures, which could affect our results of operations.

We may engage in various transactions, including purchases or sales of assets, acquisitions of businesses, or enter into investments or contractual arrangements, such as strategic alliances or joint ventures. These transactions may be intended to result in the realization of cost savings, the generation of cash, the generation of income or the reduction of risk. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

In addition, upon consummation of an acquisition, investment, strategic alliance or joint venture, we may face challenges with integration efforts, including the combination and development of product and service offerings, sales and marketing approaches and establishment of combined operations. There can be no assurance that an acquired business will perform as expected; that we will not incur unforeseen obligations or liabilities; that the business will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; or that the rate of return from such businesses will justify the decision to invest the capital. Any future acquisitions, investments, strategic alliances or joint ventures may require additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our creditworthiness. Any deterioration in our creditworthiness or our future credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.

Risks Related To Legal And Regulatory Matters

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

Our international operations are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives.  If we or our agents fail to comply with the requirements of the FCPA, or similar anti-bribery laws in other jurisdictions, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

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

Export Approvals.  The ground station equipment and related technology that is purchased by certain of our DAP customers is controlled under the ITAR. We, or our suppliers, must obtain export licenses from the Department of State, and in some cases from foreign government agencies, in order to export ground station equipment and related technology to our DAP customers. Export licenses can take up to three months or longer to be processed and neither the Department of State nor any corresponding foreign government agency are obligated to approve any license application. Our inability or the inability of our suppliers to get required export approvals for equipment and technology supporting the DAP could materially affect our ability to establish and grow our DAP business.

FCC Approvals.  Our operation of satellites and ground terminals also requires licenses from the FCC. The FCC regulates the construction, launch and operation of our satellites, the use of satellite frequency spectrum and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. The current licenses of our satellites, except for IKONOS, expire between 2023 and 2024 and those of our ground terminals expire between 2019 and 2024. The current license for IKONOS expires in 2014, however, we have a request pending approval to extend this license until 2024.  While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate net revenue and conduct our business as currently expected.

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

Government audits of our contracts could result in a decrease in our earnings and/or have a negative effect on our cash position following an audit adjustment.

Our government contracts are subject to cost audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position.

Risks Related To Our Indebtedness And Investment In Our Common Stock

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.

In connection with our acquisition of GeoEye, on January 31, 2013, we entered into a new seven-year $550.0 million senior secured term loan facility, a five-year $150.0 million senior secured revolving credit facility and issued $600.0 million of senior notes, the proceeds of which, along with cash on hand, were used to pay the cash consideration under the merger agreement, to refinance certain of our debt and GeoEye’s outstanding debt assumed in the business combination and pay fees and expenses related to the transactions. Our indebtedness could have several consequences, including:

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

As of December 31, 2013, our total indebtedness was $1,145.9 million. Our balance as of December 31, 2013 was $1,142.6 million which was net of discounts of $3.3 million and represented 45.2% of our total capitalization. Our indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal, interest or other amounts due with respect to our indebtedness.

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

Provisions in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include: the existence of a classified board of directors; limitations on the removal of directors; advance notice requirements for stockholder proposals and director nominations; the inability of stockholders to act by written consent or to call special meetings; the ability of our board of directors to make, alter or repeal our by-laws; and provisions that permit the redemption of stock from foreign stockholders where necessary, in the judgment of our board of directors, to protect our licenses and registrations.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

The properties used in our operations consist principally of production facilities, administrative and executive offices, and satellite ground terminals.  As of December 31, 2013, we leased or owned approximately 946,000 square feet of office and operations space. This space includes our principal production facilities, administrative and executive offices in Longmont, Colorado, Thornton, Colorado and Herndon, Virginia as well as our future headquarters building in Westminster, Colorado.  We also lease satellite ground terminals, a data center and have smaller administrative offices and sales offices located in the United States and internationally.

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “DGI” since our initial public offering in May 2009. The following table sets forth, for the periods indicated, the high and low prices in dollars on the NYSE for our common stock based on the daily closing prices.

	High	Low
2013
Fourth Quarter	$42.09	$29.72
Third Quarter	34.07	30.20
Second Quarter	32.05	26.50
First Quarter	29.68	25.54

2012
Fourth Quarter	$26.33	$20.70
Third Quarter	21.74	14.22
Second Quarter	16.76	11.83
First Quarter	17.27	11.80

At February 18, 2014, there were approximately 267 stockholders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee/street name.

Performance Measurement Comparison of Stockholder Return

The graph below compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return of the S&P Composite 500 Stock Index, the Russell 2000 and our peer group, for the period from December 31, 2009 through December 31, 2013. It assumes $100 was invested at market close on December 31, 2009 and that any dividends have been reinvested. Our peer group consists of Acxiom Corporation, The Corporate Executive Board Company, Costar Group, Inc., Equifax, Inc., FactSet Research Systems, Inc., Fair Isaac Corporation, FLIR Systems, Inc., Gartner, Inc., IHS Inc., Iridium Communications Inc., Kratos Defense & Security Solutions, Inc., Loral Space & Communications Inc., NCI, Inc., Orbital Sciences Corp., Trimble Navigation Limited, Verisk Analytics, Inc. and ViaSat, Inc.

Total Return Analysis	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
DigitalGlobe, Inc.	$100.00	$131.03	$70.70	$100.99	$170.04
Russell 2000	100.00	126.85	121.56	141.43	196.34
S&P 500	100.00	115.06	117.49	136.30	180.44
Peer Group	100.00	130.44	133.51	160.34	221.72

This performance graph shall not be deemed “filed” for purposes of Section 18 of the  Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of DigitalGlobe, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

Dividends

Since inception, we have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be subject to restrictive covenants contained in our financing facilities and dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, capital requirements and other factors. In addition, our senior secured credit facilities and senior notes contain certain limitations on our ability to distribute cash dividends to our common stockholders in the future.

Cumulative dividends on the Series A convertible preferred stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share.  At the Company’s option, dividends may be declared and paid in cash out of funds legally available, when, as and if declared by the Board of Directors or the Audit Committee of the Company.  If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference.  Dividends payable in cash are recorded in current liabilities.  All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to our retained earnings.  We paid quarterly dividends of $1.0 million for each of the three month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, of which $0.4 million was recorded by GeoEye as a pre-acquisition obligation.  As of December 31, 2013, we had $1.0 million of unpaid dividends.  These dividends were paid on January 2, 2014.

ITEM 6.                        SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 has been derived from our audited Consolidated Financial Statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

Summary Financial Data

	Year Ended December 31,
(in millions, except per share data)	2013(1)	2012	2011	2010	2009
Net revenue	$612.7	$421.4	$339.5	$322.5	$281.9
(Loss) income before income taxes	(105.8)	65.9	(46.0)	6.8	78.4
Net (loss) income	(68.3)	39.0	(28.1)	2.5	47.4
Net (loss) income available to common shareholders	(71.9)	39.0	(28.1)	2.5	47.4
Earnings (loss) per share:
Basic	$(1.00)	$0.85	$(0.61)	$0.05	$1.07
Diluted	$(1.00)	$0.84	$(0.61)	$0.05	$1.06
Total assets	3,203.0	1,577.5	1,451.6	1,268.1	1,140.5
Capital leases	1.0	—	—	—	—
Long-term debt, excluding current portion	1,137.1	478.6	481.6	346.1	343.5
Stockholders’ equity	1,383.3	539.4	487.4	498.9	479.5

(1)         On January 31, 2013 the Company completed its acquisition of 100% of the outstanding common stock of GeoEye, a provider of geospatial intelligence solutions.  The results of GeoEye’s operations were included in the Company’s consolidated financial results beginning on the acquisition date.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of commercial high-resolution earth imagery products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Each day users depend on our data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. Our principal customers are governments, including U.S. and foreign defense and intelligence, civil agencies and providers of location-based services (“LBS”). Additionally, we serve a wide variety of companies in industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our five high-resolution imaging satellites and maintained in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 4.5 billion square kilometers of imagery, an area the equivalent of 30 times the landmass of the earth, accumulated since 1999. As of December 31, 2013, our collection capacity was approximately 1.2 billion square kilometers of imagery per year or the equivalent of roughly eight times the earth’s land surface area.

Increasing the capacity of our constellation and adding a new satellite, WorldView-3, which is currently under construction and expected to be ready for launch in the summer of 2014, will enable us to provide customers with superior performance and service and grow our net revenue.  As a result of the significant amount of constellation capacity that will be made available to NGA, we anticipate an increase in net revenue once WorldView-3 becomes operational, which we anticipate achieving approximately 90 days after launch. Despite increasing competition from both commercial and government owned satellites, we anticipate increased demand for our imagery and analysis services used by commercial and civil government customers for mapping applications, information services, and land and environmental management.

On January 31, 2013, we completed the acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye increased the scale of our operations, diversified our customer and product mix, broadened our service offerings, enabled us to optimize our satellite orbits and collection of imagery, and strengthened our production and analytics capabilities. The combined company has five operational satellites in-orbit and, in addition, two satellites nearing end of construction. We incurred the following combination-related costs in conjunction with the acquisition of GeoEye during the year ended December 31, 2013:

	For the year ended December 31, 2013
(in millions)	Expensed	Capitalized	Total
Restructuring costs	$40.1	$—	$40.1
Acquisition costs	20.6	—	20.6
Integration costs	29.2	22.6	51.8
Debt-related costs	17.8	36.6	54.4
Total combination-related costs	$107.7	$59.2	$166.9

Restructuring costs are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing redundant workforce, consolidating facilities and systems, and realigning our ground terminal networks. Acquisition costs are costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Capitalized costs relating to integration primarily consist of property, equipment and leasehold improvements necessary to consolidate operations. Debt-related costs are related to entering into  a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”) and issuing $600.0 million of 5.25% Senior Notes due 2021, the proceeds of which were used to refinance our 2011 $500.0 million senior secured term loan and fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 we assumed in the acquisition.

The GeoEye acquisition has increased our revenue and assets, as well as diversified our customer base. By optimizing orbits, coordinating scheduling and optimizing collection of imagery, we expect to increase satellite imaging capacity and improve timelines and revisit rates. We expect to reduce capital expenditures as a result of having five operational satellites, of which we intend to only maintain a constellation of three satellites over the longer term, allowing us to delay construction of additional satellites. Following completion of the two satellites under construction, we currently intend to place one of them, GeoEye-2, in storage until such time as incremental capacity to support higher revenue growth or replacement for an existing satellite is required. We currently expect to complete and launch WorldView-3 in the summer of 2014.  The satellite is anticipated to reach full operational capacity (“FOC”) approximately 90 days after launch.

We anticipate that the full operating expense synergies associated with the GeoEye transaction will be realized primarily within the 18 months following the close of the acquisition. We expect cost savings and efficiencies to come from actions we will take principally with respect to labor cost reductions and operational infrastructure savings. We may initiate additional restructuring activities in the future.

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

Our satellites under construction are expected to have useful lives similar to or longer than those of our most recently launched satellites. We include the GeoEye-2 satellite in our assessment of impairment of our satellite constellation long-lived assets group. All of our assets, including our satellites and ground terminals, comprise a single asset group as separately identifiable cash flows attributable to any given satellite or other asset cannot be derived. Accordingly, our impairment testing is performed at the DigitalGlobe entity level. Our impairment analysis includes anticipated future cash flows from our satellite constellation as well as costs necessary to complete the construction of our satellites. We test this long-lived asset group for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable.

Backlog

The following table represents our backlog as of December 31, 2013:

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$263.4	$2,164.7
Amortization of pre-FOC payments related to NextView	25.5	111.7
Other revenue and value added services	75.0	146.8
Total U.S. Government	363.9	2,423.2

Diversified Commercial:
DAP	53.9	121.7
Other Diversified Commercial(1)	87.8	137.8
Total Diversified Commercial	141.7	259.5

Total Backlog	$505.6	$2,682.7

(1)         Other Diversified Commercial backlog consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from Diversified Commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView contract (the “EnhancedView Contract”) with the United States National Geospatial-Intelligence Agency (“NGA”), amounts committed under Direct Access Program (“DAP”) agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts on which we participate for products and services that we believe we are qualified to provide.

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

Results of Operations

The following tables summarize our historical results of operations for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
(in millions)	2013	2012	2011
Historical results of operations:
U.S. Government net revenue	$358.1	$259.6	$205.9
Diversified Commercial net revenue	254.6	161.8	133.6
Total net revenue	612.7	421.4	339.5
Cost of revenue excluding depreciation and amortization	175.3	81.6	64.9
Selling, general and administrative	257.3	149.2	130.2
Depreciation and amortization	224.8	114.6	117.1
Restructuring charges	40.1	—	—
(Loss) income from operations	(84.8)	76.0	27.3
Loss from early extinguishment of debt	(17.8)	—	(51.8)
Other income (expense), net	0.2	(1.0)	0.2
Interest expense, net	(3.4)	(9.1)	(21.7)
(Loss) income before income taxes	(105.8)	65.9	(46.0)
Income tax benefit (expense)	37.5	(26.9)	17.9
Net (loss) income	$(68.3)	$39.0	$(28.1)

Net Revenue

The following tables summarize net revenue as percentage of total for U.S. Government and Diversified Commercial customers:

	For the year ended December 31,
	2013	2012	2011
Net Revenue as a Percent of Total:
U.S. Government	58.4%	61.6%	60.6%
Diversified Commercial	41.6	38.4	39.4
Total net revenue	100.0%	100.0%	100.0%

Total U.S. and international revenues were as follows:

	For the year ended December 31,
(in millions)	2013	2012	2011
Net Revenue:
U.S.	$423.8	$295.8	$228.3
International	188.9	125.6	111.2
Total net revenue	$612.7	$421.4	$339.5

The following table summarizes our percentage of direct sales and reseller and partner sales:

	For the year ended December 31,
	2013	2012	2011
Direct and Reseller Sales:
Direct	87.7%	85.4%	85.3%
Reseller and Partner	12.3	14.6	14.7
Total net revenue	100.0%	100.0%	100.0%

Our principal source of net revenue is the licensing of our earth imagery products and services to end users and to resellers and partners.

In connection with the GeoEye acquisition, the chief operating decision maker re-evaluated the information used to manage our business and concluded during the first quarter of 2013 that we now operate in a single segment, in which we provide imagery, imagery information products and services to customers around the world. In order to serve our customers, we use a common infrastructure and technology to collect, process and distribute those imagery products and services to all customers.

We have organized our sales leadership and marketing efforts around two customer groups: (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of DAP revenue, international defense and intelligence revenue, revenue from civil governments, providers of LBS and industry verticals.

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

U.S. Government Net Revenue

	For the year ended December 31,
($ in millions)	2013	2012	2011
U.S. Government Net Revenue:
EnhancedView SLA	$227.3	$201.3	$157.0
Other revenue and value added services	105.3	32.8	23.4
Amortization of pre-FOC payments related to NextView	25.5	25.5	25.5
Total U.S. Government net revenue	$358.1	$259.6	$205.9

Direct and Reseller Sales
Direct	99.6%	99.8%	99.8%
Reseller and Partner	0.4%	0.2%	0.2%
	100.0%	100.0%	100.0%

Our U.S. Government customers are principally defense and intelligence agencies of the U.S. Government. The U.S. Government, primarily through NGA, purchases our imagery products and services on behalf of various entities within the U.S. Government, including the military commands and other government agencies. We also sell to other U.S. defense and intelligence customers, including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer.

Our U.S. Government customers focus on image quality, including resolution, accuracy, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our U.S. Government customers typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our net revenue from customers in the U.S. Government has historically been largely from service level agreements and tasking orders, with a smaller portion from sales of imagery from our ImageLibrary and analytic services. We sell to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent.

Diversified Commercial Net Revenue

	For the year ended December 31,
($ in millions)	2013	2012	2011
Diversified Commercial Net Revenue
DAP	$100.8	$54.1	$47.1
Other diversified commercial	153.8	107.7	86.5
Total commercial net revenue	$254.6	$161.8	$133.6

Net revenue as a Percent of Total
DAP	39.6%	33.4%	35.3%
Other diversified commercial	60.4%	66.6%	64.7%
	100.0%	100.0%	100.0%

Direct and Reseller Sales
Direct	70.9%	62.5%	64.3%
Reseller and Partner	29.1%	37.5%	35.7%
	100.0%	100.0%	100.0%

Our Diversified Commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through contracts that span one or more years, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers and partners.

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

Other Diversified Commercial revenue includes revenue from international civil governments, providers of LBS, industry verticals and from international defense and intelligence customers. Our customers are primarily government agencies, energy, telecommunications, utility and agricultural companies who, like our U.S. Government customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to create or expand their products and services. Customers in our industry verticals include oil and gas, mining, utilities, agriculture, retail, manufacturing, financial services, and non-government organizations that use our imagery in a wide range of applications. International defense and intelligence consists of customers who are principally defense and intelligence agencies of foreign governments.

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net revenue increased $191.3 million, or 45.4%, for the year ended December 31, 2013 to $612.7  million from $421.4 million for the year ended December 31, 2012.

There was an increase of $98.5 million, or 37.9%, in U.S. Government net revenue during the year ended December 31, 2013 to $358.1 million from $259.6 million for the year ended December 31, 2012. This increase was the result of $26.0 million of additional net revenue recognized under the EnhancedView SLA due to increased imaging capacity made available to NGA per the EnhancedView Contract and a $72.5 million increase in other revenue and value added services.  The increase in other revenue and value added services is primarily attributable to expanded services being delivered, including daily global imagery collections on an expanded web based service, Global Enhanced GEOINT Delivery, and our intelligence solutions services obtained in connection with the GeoEye acquisition.

The increase of $92.8 million, or 57.4%, in Diversified Commercial net revenue to $254.6 million for the year ended December 31, 2013 from $161.8 million for the year ended December 31, 2012 was primarily due to having generated eleven months of net revenue from customer relationships acquired in the GeoEye acquisition compared to no net revenue from these customer relationships in 2012. During the year ended December 31, 2013 compared to the year ended December 31, 2012, the increases in both DAP revenue of $46.7 million and Other Diversified Commercial revenue of $46.1 million were primarily as a result of the acquisition of additional customer relationships through the GeoEye acquisition.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net revenue increased $81.9 million, or 24.1%, for the year ended December 31, 2012 to $421.4 million from $339.5 million for the year ended December 31, 2011.

There was an increase of $53.7 million, or 26.1%, in U.S. Government net revenue during the year ended December 31, 2012 to $259.6 million from $205.9 million for the year ended December 31, 2011. This increase was the result of $44.3 million of additional net revenue recognized under the EnhancedView SLA due to increased capacity made available to NGA per the EnhancedView Contract and a $9.4 million increase in value added services from the U.S. Government.

The increase of $28.2 million, or 21.1%, in Diversified Commercial net revenue to $161.8 million for the year ended December 31, 2012 from $133.6 million for the year ended December 31, 2011.  This increase was primarily due to a $7.0 million increase related to growth in our DAP, an $8.8 million increase from international civil government customers, a $7.1 million increase from customers in industry verticals and a $6.1 million increase in net revenue from LBS.

Expenses

	For the year Ended December 31,
	2013	2012	2011
Expenses as a percentage of net revenue:
Total net revenue	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	28.6	19.4	19.1
Selling, general and administrative	42.0	35.4	38.4
Depreciation and amortization	36.7	27.2	34.5
Restructuring charges	6.5	—	—
(Loss) income from operations	(13.8)	18.0	8.0
Loss from early extinguishment of debt	(2.9)	—	(15.3)
Other income (expense), net	—	(0.2)	0.1
Interest income (expense), net	(0.6)	(2.2)	(6.4)
(Loss) income before income taxes	(17.3)	15.6	(13.6)
Income tax (expense) benefit	6.2	(6.4)	5.3
Net (loss) income	(11.1)%	9.2%	(8.3)%

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

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the year ended December 31,			Percentage change
($ in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Labor and labor related costs	$71.5	$30.9	$25.7	131.4%	20.2%
Facilities, subcontracting and equipment costs	79.2	34.7	26.3	128.2	31.9
Consulting and professional fees	10.2	1.0	0.9	*	11.1
Aerial imagery	7.9	8.3	4.0	(4.8)	107.5
Other direct costs	6.5	6.7	8.0	(3.0)	(16.3)
Total cost of revenue, excluding depreciation and amortization	$175.3	$81.6	$64.9	114.8%	25.7%

*  Not meaningful

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Cost of revenue increased $93.7 million, or 114.8%, during the year ended December 31, 2013 to $175.3 million from $81.6 million for the year ended December 31, 2012. This increase was due to additional expense primarily resulting from the acquisition of GeoEye consisting of higher labor related costs of $40.6 million and higher facilities, subcontracting and equipment costs of $44.5 million, which are primarily associated with operating additional ground terminals and DAP facilities. Consulting and professional fees increased $9.2 million primarily related to growth in the business in addition to the integration of GeoEye. Aerial imagery costs consist of amortization of our previously purchased aerial imagery. Inclusive in these changes are integration related costs which totaled approximately $2.1 million, $0.8 million of which related to consulting and professional fees, incurred in 2013.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Cost of revenue increased $16.7 million, or 25.7%, during the year ended December 31, 2012 to $81.6 million from $64.9 million for the year ended December 31, 2011. The increase is primarily attributable to (i) a $5.2 million increase in labor and labor related costs to support the growth in our business; (ii) a $8.4 million increase in facilities, subcontracting and equipment costs due to the addition of three remote ground terminals placed into service during 2012, which satisfied obligations under the EnhancedView Contract to make more imagery available to NGA; and (iii) a $4.3 million increase in aerial imagery cost amortization due to the increased aerial imagery in our ImageLibrary.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses:

	For the year ended December 31,			Percentage change
($ in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Acquisition costs	$20.6	$19.9	$—	3.5%	* %
Labor and labor related costs	120.8	80.4	73.8	50.2	8.9
Consulting and professional fees	63.5	17.8	19.2	256.7	(7.3)
Rent and facilities	14.6	7.6	7.7	92.1	(1.3)
Satellite insurance	12.4	9.7	10.9	27.8	(11.0)
Other costs	25.4	13.8	18.6	84.1	(25.8)
Total selling, general and administrative	$257.3	$149.2	$130.2	72.5%	14.6%

*  Not meaningful

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Selling, general and administrative expenses increased $108.1 million, or 72.5%, during the year ended December 31, 2013 to $257.3 million from $149.2 million for the year ended December 31, 2012. We incurred $20.6 million in acquisition costs incurred to enable the closing of the GeoEye acquisition.  Labor costs increased $40.4 million primarily as a result of the acquisition of GeoEye. Professional fees increased $45.7 million to support the integration of GeoEye and growth of the business.  Rent and facility costs increased $7.0 million primarily due to additional facilities acquired in the GeoEye acquisition. Other costs increased primarily due to higher software licenses, support and maintenance fees of $4.2 million, higher hardware support and maintenance costs of $1.5 million and higher marketing related costs of $1.4 million primarily due to the acquisition of GeoEye.  Inclusive in these changes are integration related costs which totaled approximately $27.1 million, $24.5 million of which related to consulting and professional fees, incurred in 2013.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Selling, general and administrative expenses increased $19.0 million, or 14.6%, during the year ended December 31, 2012 to $149.2 million from $130.2 million for the year ended December 31, 2011. This increase in expense was primarily due to $19.9 million in advisory and legal costs associated with our acquisition of GeoEye. Additional increases in expense consisted of a $6.6 million increase in labor related costs, consisting of higher direct labor cost of $4.3 million primarily due to an increased number of employees, a $3.9 million increase in bonus expense, higher commissions of $1.8 million and severance costs of $1.4 million. These increases in labor related costs were partially offset by a $5.4 million decrease in non-cash stock compensation expense primarily resulting from a one-time charge of $5.1 million in 2011 related to costs associated with the departure of our previous chief executive officer. Offsetting these increases was a $3.9 million decrease in bad debt expense. In 2011 we recognized higher expense primarily due to two delinquent customers in Asia. Additionally, we had a $1.4 million decrease in professional fees and a $1.2 million decrease in our satellite insurance expense.

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of our satellites and other operating assets.

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Depreciation and amortization increased by $110.2 million, or 96.2%, for the year ended December 31, 2013 to $224.8 million from $114.6 million for the year ended December 31, 2012. The increase in expense was principally attributable to property, equipment and intangible assets obtained in connection with our acquisition of GeoEye.  In addition, we recognized increased depreciation when certain of our construction in process projects were placed into service during 2013.  The most significant of these new assets was the infrastructure we activated in the first quarter of 2013 that integrates our infrastructure more securely to the U.S. Government.  In the fourth quarter of 2013, we extended our estimate of the anticipated useful life of the QuickBird by approximately six months, which did not have a material effect on our depreciation.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Depreciation and amortization decreased by $2.5 million for the year ended December 31, 2012 to $114.6 million from $117.1 million for the year ended December 31, 2011. This decrease consisted of $2.7 million related to hardware and software becoming fully depreciated and $1.0 million as a result of an extension to the estimated useful life of our QuickBird satellite. In the fourth quarter of 2012, we revised our estimate of the anticipated useful life of the QuickBird satellite to the second quarter of 2014.  These decreases were partially offset by $1.3 million of additional depreciation expense related to new remote ground terminals placed in service during 2012.

Future changes in depreciation and amortization could be affected by commissioning of a new satellite, change in useful life of an existing satellite or introduction of significant new capital assets.

Restructuring Charges

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

We recognized restructuring charges of $40.1 million during the year ended December 31, 2013, primarily as a result of our acquisition of GeoEye. The restructuring activities are intended to realign our infrastructure with demand by our customers so as to optimize our operational efficiency. We believe that the restructuring enhances our ability to provide cost-effective customer service offerings, which we anticipate will enable us to retain and expand our existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Interest Expense, net

Our interest charges consist primarily of interest payments on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction. During 2013, with the increase in accumulated costs related to capital projects, including WorldView-3 and GeoEye-2, our capitalized interest increased, decreasing our interest expense.

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Interest expense, net of capitalized interest of $53.7 million and interest income of $0.4 million, decreased by $5.7 million for the year ended December 31, 2013 to $3.4 million from $9.1 million during the year ended December 31, 2012. This decrease is attributable to approximately 93% of our interest being capitalized to capital projects during the year ended December 31, 2013 as compared to 72% during the year ended December 31, 2012.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Interest expense, net of capitalized interest of $24.4 million and interest income of $0.3 million, decreased by $12.6 million for the year ended December 31, 2012 to $9.1 million from $21.7 million during the year ended December 31, 2011. This decrease is attributed to approximately 72% of our interest being capitalized during the year ended December 31, 2012 as compared to approximately 45% in 2011. This increase in amount capitalized is attributable to the construction in progress of our WorldView-3 satellite, which began during the third quarter of 2010 and is currently expected to continue until anticipated launch and commission of WorldView-3 in the summer of 2014.

Income Tax Benefit (Expense)

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Income tax expense decreased by $64.4 million for the year ended December 31, 2013 to a $37.5 million benefit compared to an income tax expense of $26.9 million at December 31, 2012. The increase in tax benefit is principally due to having taxable losses for the year ended December 31, 2013 compared to taxable income for the year ended December 31, 2012. For the year ended December 31, 2013, we had an effective overall tax rate of 35.4%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock based compensation and discrete items related to the vesting of equity based compensation, 2012 research and development tax credits resulting from tax law changes enacted in January 2013 and non-deductible costs related to our acquisition of GeoEye.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Income tax expense increased by $44.8 million for the year ended December 31, 2012 to $26.9 million compared to an income tax benefit of $17.9 million at December 31, 2011. The increase for the year ended December 31, 2012 is attributable to an increase in pretax income. For the year ended December 31, 2012, we had an effective overall tax rate of approximately 40.8%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the effects of non-deductible stock-based compensation.

Balance Sheet Measures

Total assets increased $1.6 billion, or 100.0%, to $3.2 billion at December 31, 2013 from $1.6 billion at December 31, 2012. Total assets increased primarily as a result of acquiring the assets of GeoEye totaling $1.1 billion, consisting primarily of satellites and ground terminals.  We acquired goodwill in connection with our acquisition of GeoEye totaling approximately $0.4 billion.  Property and equipment also increased due to costs to build our WorldView-3 and GeoEye-2 satellites and other infrastructure projects totaling approximately $0.3 billion, offset by depreciation.

Total liabilities increased $0.8 billion, or 80.0%, to $1.8 billion at December 31, 2013 from $1.0 billion at December 31, 2012. This increase was primarily due to an increase in long-term debt of $0.7 billion as well as increases in our other liabilities primarily as a result of our acquisition of GeoEye.

Liquidity and Capital Resources

As of December 31, 2013, we had $229.1 million in cash and cash equivalents.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. The U.S. Government accounted for 58.4% of our consolidated net revenue for the year ended December 31, 2013, of which the EnhancedView SLA comprised 37.1% of our consolidated net revenue. If the U.S. Government were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for at least the next twelve months.

In summary, our cash flows were:

	For the year ended December 31,
(in millions)	2013	2012	2011
Net cash provided by operating activities	$112.3	$264.5	$142.8
Net cash used in investing activities	(794.5)	(216.0)	(259.5)
Net cash provided by (used in) financing activities	$665.1	$(0.8)	$135.9

Operating Activities

Cash provided by operating activities decreased $152.2 million to $112.3 million in the year ended December 31, 2013 as compared to $264.5 million of cash provided by operating activities in the year ended December 31, 2012.  The decrease in cash provided by operating activities in 2013 as compared with 2012 was primarily due to the net loss incurred in 2013 of $68.3 million as compared with net income in the year ended December 31, 2012 of $39.0 million. The net loss was primarily due to restructuring and acquisition related costs totaling $89.9 million and loss from extinguishment of debt of $17.8 million in 2013.  We generated cash from operating activities despite recording a net loss primarily as a result of recognizing non-cash expenses, principally depreciation and amortization totaling $224.8 million. In addition, we recognized an increase in deferred revenue of $14.1 million, which contributed to our cash provided by operating activities.  Deferred revenue consists of cash receipts received in advance of revenue recognition totaling $458.8 million, and was partially offset by revenue recognized on deferred revenue totaling $444.7 million during the year ended December 31, 2013.  The deferred revenue will be recognized as the revenue recognition criteria are met.

Cash provided by operating activities increased to $264.5 million in the year ended December 31, 2012 from $142.8 million in the year ended December 31, 2011. The $121.7 million increase in cash from operating activities was primarily due to growth in the business and strong earnings results.

We anticipate realizing operating savings from our integration with GeoEye within the 18 months following the January 31, 2013 closing of the acquisition. We expect these cost savings and efficiencies to come from actions being taken principally with respect to labor cost reductions and infrastructure savings.

Investing Activities

Cash used in investing activities increased to $794.5 million in the year ended December 31, 2013 from $216.0 million in the year ended December 31, 2012. The $578.5 million increase was primarily due to cash expenditures for the acquisition of GeoEye, including $596.7 million paid for the discharge and redemption of debt assumed in the acquisition partially offset by net cash received of $76.2 million from GeoEye, and higher capital expenditures related to the construction of the WorldView-3 and GeoEye-2 satellites and related infrastructure.  We anticipate making additional capital expenditures on GeoEye-2 to enhance its capabilities and place it in storage in the second half of 2014.  We will continue to make capital expenditures on WorldView-3 until its completion and launch, which we currently anticipate being in the summer of 2014.  In addition, we expect to incur capital expenditures associated with infrastructure improvements as we continue to integrate GeoEye’s operations with DigitalGlobe’s.

As disclosed under “—Contractual Obligations” below, we have $220.0 million that is contractually due to third party vendors. These contractual obligations are primarily related to the procurement and construction of our WorldView-3 and GeoEye-2 satellites, including launch vehicle and related ground systems.

Cash used in investing activities decreased to $216.0 million in the year ended December 31, 2012 from $259.5 million in the year ended December 31, 2011. The $43.5 million decrease was primarily due to lower capital expenditures related to the construction of the WorldView-3 satellite and related infrastructure.

We expect that in 2014 our cash used in investing activities will decrease as a result of completing construction of our WorldView-3 and GeoEye-2 satellites, having paid consideration in 2013 for the acquisition of GeoEye and reduced capital expenditures in 2014 associated with infrastructure improvements.

Financing Activities

Cash provided by financing activities increased to $665.1 million for the year ended December 31, 2013 as compared to $0.8 million of cash used in financing activities for the year ended December 31, 2012. The $665.9 million increase in cash provided by financing activities was primarily due to $632.6 million in net proceeds from refinancing our debt in connection with the acquisition of GeoEye, less principal payments of $4.1 million related to the refinanced debt.  In addition, we received $39.6 million in cash proceeds from the exercise of stock options.

Cash used in financing activities was $0.8 million in the year ended December 31, 2012 as compared with cash provided by financing activities of $135.9 million in the year ended December 31, 2011. The $136.7 million decrease was primarily due to a new credit facility entered into on October 12, 2011 partially offset by the repayment of the senior secured notes in 2011.

In connection with our acquisition of GeoEye, on January 31, 2013, we entered into the 2013 Credit Facility and issued $600.0 million of 5.25% Senior Notes due 2021. The net proceeds of these transactions were used to pay the cash consideration under the merger agreement with GeoEye, refinance the outstanding balance of our $500.0 million seven-year Senior Secured Term Loan Facility and $100.0 million five-year Senior Secured Revolving Credit Facility entered into on October 12, 2011 (collectively, the “2011 Credit Facility”), fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 and pay fees and expenses associated with the transactions.

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into the 2013 Credit Facility, which includes a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility. As of December 31, 2013, we have not drawn any amounts under the Senior Secured Revolving Credit Facility.  The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA is 2.5:1.00 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the 2013 Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of our guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of our assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of December 31, 2013, we were in compliance with our debt covenants.

Senior Notes

In connection with the acquisition of GeoEye, we issued $600.0 million of Senior Notes due 2021 (the “Senior Notes”), which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. We may redeem some or all of the Senior Notes at any time and from time to time on or after February 1, 2017, at the redemption prices set forth in the offering memorandum. The initial redemption price for the Senior Notes is 102.625% of their principal amount plus accrued and unpaid interest to the date of redemption. We may redeem some or all of the Senior Notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to the date of redemption. In addition, on or prior to February 1, 2016, we may redeem up to 35% of the principal amount of the Senior Notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of redemption, subject to certain other provisions as set forth in the offering memorandum. If a change of control occurs, we must give holders of the Senior Notes an opportunity to sell us their Senior Notes at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the date of purchase.

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

The Senior Notes have not been registered under the Securities Act of 1933, as amended. We agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes were not freely transferable on February 1, 2014 under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), by persons that are not “affiliates” (as defined under Rule 144) of the Company. As of February 1, 2014, the Senior Notes are freely transferable and are eligible for resale pursuant to Rule 144 under the Securities Act.

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance the 2011 Credit Facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition, to pay the cash consideration under the merger agreement and to pay fees and expenses related to the transactions.

Retired 2011 Senior Secured Credit Facility

On October 12, 2011, we entered into the 2011 Credit Facility. In connection with the closing of the 2011 Credit Facility and the redemption of our previously outstanding senior secured notes we recorded a loss on extinguishment of debt of $51.8 million during the fourth quarter of 2011.  The 2011 Credit Facility was repaid and retired on January 31, 2013.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2013:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating leases	$145.5	$6.8	$15.9	$19.5	$103.3
Capital leases	4.7	1.3	1.9	1.3	0.2
2013 Credit Facility principal, excluding interest payments	1,145.9	5.5	11.0	11.0	1,118.4
Interest payments for 2013 Credit Facility	346.2	52.2	103.9	103.0	87.1
Contractual obligations	220.0	70.9	126.2	22.9	—
Total	$1,862.3	$136.7	$258.9	$157.7	$1,309.0

Contractual obligations are remaining amounts due on long-term contracts primarily relating to the procurement and construction of our WorldView-3 and GeoEye-2 satellites, including the launch vehicle, and operational commitments related to our ground systems. Our operating leases are primarily for office space in the United States and includes the lease for our future corporate headquarters building in Westminster, Colorado. We generally believe leasing office space is more cost-effective than purchasing real estate for our existing operating locations.

We had $11.5 million of uncertain tax positions, which are not reflected in the table above since it is unclear when, or if, these liabilities will be paid.

The Senior Secured Term Loan requires quarterly principal payments of $1.375 million starting June 30, 2013. The remaining principal balance is due February 1, 2020. Interest on adjusted LIBOR based loans is due at the end of each interest period as selected by us, but at least quarterly. Interest on base rate loans is due on the last day of each calendar quarter.

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

Non-GAAP Disclosures

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the year ended December 31,
(in millions)	2013	2012	2011
Net cash flows provided by operating activities	$112.3	$264.5	$142.8
Net cash flows used in investing activities	(794.5)	(216.0)	(259.5)
Acquisition of businesses, net of cash acquired	524.0	—	—
Free cash flow	$(158.2)	$48.5	$(116.7)

Free cash flow is defined as net cash provided by operating activities less net cash flows used in investing activities (excluding acquisition of businesses, net of cash acquired).  Free cash flow is not a recognized term under generally accepted accounting principles (“U.S. GAAP”) and may not be defined similarly by other companies.  Free cash flow should not be considered an alternative to “Operating income (loss),” “Net income (loss),” Net cash flows provided by operating activities” or any other measure determined in accordance with U.S. GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most comparable U.S. GAAP measure — “Net cash flows provided by operating activities” because it provides information about the amount of cash generated after acquisitions of businesses that is then available to repay debt obligations, make investments, fund acquisitions, and for certain other activities.  There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

	For the year ended December 31,
(in millions)	2013	2012	2011
Net (loss) income	$(68.3)	$39.0	$(28.1)
Depreciation and amortization	224.8	114.6	117.1
Interest expense, net	3.4	9.1	21.7
Income tax (benefit) expense	(37.5)	26.9	(17.9)
EBITDA	122.4	189.6	92.8
Loss from early extinguishment of debt	17.8	—	51.8
Restructuring charges (1)	40.1	—	—
Acquisition costs (1)	20.6	19.9	—
Integration costs (1)	29.2	—	—
Adjusted EBITDA	$230.1	$209.5	$144.6

(1)         Restructuring, acquisition and integration costs consist of charges related to the acquisition of GeoEye.

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

EBITDA and Adjusted EBITDA are key measures used in internal operating reports by management and our Board of Directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. In 2013 and 2012, EBITDA, excluding certain acquisition costs, was a measure being used as a key element of the company-wide bonus incentive plan.

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

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies see the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements on Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

Revenue Recognition

Our principal source of revenue is the licensing of earth imagery products and services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. Our revenue is generated from: (i) sales of, or royalties arising from, licenses of imagery; and (ii) subscription services and other service arrangements.

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

Royalties.  Revenue from royalties is based on agreements or licenses with third parties that allow the third party to incorporate our product into their value added product for commercial distribution. Revenue from these royalty arrangements is recorded in the period earned or on a systematic basis over the term of the license agreement. For those royalties that are due to third parties based on our net revenue sharing arrangements, royalty revenue is reported on a net basis.

Subscriptions.  We sell online subscriptions to our products. These arrangements allow customers access to our hosted products via the internet for a set period of time and a fixed fee. Subscription payments received in advance are recorded as deferred revenue and generally recognized ratably over the subscription period. Revenue is recognized net of discounts.

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

The revenue for the majority of our multiple deliverable arrangements is recognized in accordance with the provisions under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” which were each concurrently adopted prospectively on January 1, 2011. Our EnhancedView Contract with the NGA and four of our DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As we adopted the new guidance on a prospective basis, these agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. Our agreements are accounted for as follows:

•                  EnhancedView Contract.  The EnhancedView Contract contains multiple deliverables, including the EnhancedView SLA, infrastructure enhancements and other services. We determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. We recognize revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of our constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.

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

Analysis Products and Services. We derive revenue from value-added production services where we combine images with data and imagery from our own library and other sources to create sophisticated solutions for customers. Revenue from these contracts is generally recognized based on time or reimbursable costs incurred during the period.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets. Repair and maintenance costs are expensed as incurred. Recognition of certain rent incentives are deferred and are recognized as part of rent expense over the terms of the leases.  Leasehold improvements are amortized ratably over the shorter of the remaining lease term, which includes renewal options that are reasonably assured, or the useful life of the leasehold improvement.

The cost of our satellites and related ground systems includes capitalized interest costs incurred during the construction and development period, as well as capitalized costs for internal direct labor. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of our satellites are capitalized, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss was to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

The expected operational life of a satellite is determined once the satellite has been placed into orbit.  A satellite’s expected operational life is determined by considering certain factors including: i) the orbit in which the satellite is placed; ii) the supply of fuel; iii) environmental stress; iv) the anticipated environmental degradation of solar panels and other components; v) the anticipated levels of solar radiation; vi) the probability of design failure of the satellite’s components from design of manufacturing defect; and vii) the quality of the satellite’s construction.

We depreciate the cost of a satellite after the satellite has been successfully placed into service over its expected useful life using the straight-line method of depreciation as we anticipate that the satellite will provide consistent levels of imagery over its useful life. The QuickBird and IKONOS satellites are nearing the end of their expected useful lives.

Upon retirement or disposition of property, plant and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings.

Following each launch, and at least annually thereafter, we review the expected operational life of our satellites. We determine a satellite’s expected operational life using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes.  Changes in the estimated useful life of our satellites and the related impact on depreciation expense will be accounted for on a prospective basis and these changes could have a material effect on our financial position and results of operations.

We perform the annual assessment of the useful life of our satellites in the second half of the calendar year, corresponding with the timing of our insurance renewals, or when events or circumstances dictate that a reevaluation of the useful life should be done at an earlier date. An adjustment will be made to the estimated depreciable life of the satellite if deemed necessary by the assessment performed. Changes to the estimated useful life of its satellites and related impact on the depreciation expense will be accounted for on a prospective basis as of the date of the change.

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

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. We evaluate goodwill as a single reporting unit for impairment on an annual basis.  During the year ended December 31, 2013, we changed our annual impairment testing date from December 31 to October 1.  We believe this new date is preferable as it provides additional time prior to our year-end closing to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K.  We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, a discounted cash flow analysis or the company’s market capitalization. If the recorded value of the assets, including goodwill, and net of liabilities of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. There were no impairments of goodwill recognized during the years ended December 31, 2013, 2012 or 2011.

Intangible assets (identified as technology, customer list, trademarks, U.S. Federal Communications Commission licenses and other) are recorded at fair value at the time of acquisition. Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

We review the carrying value of our long-lived tangible and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a significant adverse change in the operations of our satellites, a change in government spending or customer demand that could affect the value of the asset group, a significant decline in the observable market value of an asset group or a significant decline in our stock price.

All of the our long-lived tangible and finite-lived intangible assets, including our satellites and ground terminals, comprise a single asset group and its impairment testing is performed at the DigitalGlobe entity level as separately identifiable cash flows attributable to any given satellite or other individual asset cannot be derived.  Our impairment analysis includes anticipated future cash flows from its satellite constellation as well as costs necessary to complete the construction of our satellites.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the years ended December 31, 2013, 2012 or 2011.

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

As of December 31, 2013, there are no income tax positions for which we currently believe that the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by federal and major state agencies as of December 31, 2013 are 1998 through 2013.

Federal and state agencies may disallow research tax carryforwards, net operating loss carryforwards and other carryforwards previously claimed.

As of December 31, 2013, we had federal and state net operating loss carryforwards of $355.7 million and $497.0 million, respectively, available to offset future federal and state taxable income. If not used, the net operating loss carryforwards will expire at various times during the period from 2019 to 2033. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized, if certain changes in our ownership occur.  A portion of our net operating loss carryforwards are subject to Internal Revenue Code 382 limitations, however we expect to fully utilize all our net operating loss carryforwards in future periods.

Recent and Pending Accounting Pronouncements

See Note 2 of our Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our 2013 Credit Facility. The 2013 Credit Facility provides for a $550.0 million Senior Secured Term Loan Facility and a $150.0 million Senior Secured Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility. As of December 31, 2013, we had not drawn any amounts under the Senior Secured Revolving Credit Facility.

Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA (as defined in the 2013 Credit Agreement) is 2.5:1.00 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Based upon the amounts outstanding under the Senior Secured Term Loan Facility as of December 31, 2013 and assuming that the Senior Secured Term Loan Facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Senior Secured Term Loan Facility of approximately $5.5 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our Senior Secured Credit Facility but have not done so at this time.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigitalGlobe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 26, 2014

DigitalGlobe, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
(in millions, except per share amounts)	2013	2012	2011
Net revenue	$612.7	$421.4	$339.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	175.3	81.6	64.9
Selling, general and administrative	257.3	149.2	130.2
Depreciation and amortization	224.8	114.6	117.1
Restructuring charges	40.1	—	—
(Loss) income from operations	(84.8)	76.0	27.3
Loss from early extinguishment of debt	(17.8)	—	(51.8)
Other income (expense), net	0.2	(1.0)	0.2
Interest expense, net	(3.4)	(9.1)	(21.7)
(Loss) income before income taxes	(105.8)	65.9	(46.0)
Income tax benefit (expense)	37.5	(26.9)	17.9
Net (loss) income	(68.3)	39.0	(28.1)
Preferred stock dividends	(3.6)	—	—
Net (loss) income less preferred stock dividends	(71.9)	39.0	(28.1)
Income allocated to participating securities	—	—	—
Net (loss) income available to common stockholders	$(71.9)	$39.0	$(28.1)

Earnings (loss) per share:
Basic earnings (loss) per share	$(1.00)	$0.85	$(0.61)
Diluted earnings (loss) per share	$(1.00)	$0.84	$(0.61)
Weighted-average common shares outstanding:
Basic	71.8	46.1	45.9
Diluted	71.8	46.4	45.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Balance Sheets

	As of December 31,
(in millions, except par value)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229.1	$246.2
Restricted cash	6.9	3.8
Accounts receivable, net of allowance for doubtful accounts of $2.4 and $2.9, respectively	116.3	67.0
Prepaid and current assets	33.8	18.6
Deferred taxes	43.1	43.9
Total current assets	429.2	379.5
Property and equipment, net of accumulated depreciation of $880.6 and $676.2, respectively	2,177.5	1,115.2
Goodwill	459.3	8.7
Intangible assets, net of accumulated amortization of $8.7 and $0, respectively	39.9	—
Aerial image library, net of accumulated amortization of $41.3 and $33.4, respectively	9.1	16.4
Long-term restricted cash	4.5	8.3
Long-term deferred contract costs	44.9	37.3
Other assets	38.6	12.1
Total assets	$3,203.0	$1,577.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20.9	$10.2
Current portion of long-term debt	5.5	5.0
Other accrued liabilities	80.3	56.3
Current portion of deferred revenue	81.3	42.9
Total current liabilities	188.0	114.4
Deferred revenue	374.6	386.8
Long-term debt, net of discount	1,137.1	478.6
Long-term deferred tax liability, net	117.2	55.6
Other liabilities	2.8	2.7
Total liabilities	$1,819.7	$1,038.1
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized; 0.08 issued and outstanding at December 31, 2013; and no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 75.5 shares issued and 75.3 shares outstanding at December 31, 2013 and 47.2 shares issued and 47.1 shares outstanding at December 31, 2012	0.2	0.2
Treasury stock, at cost; 0.2 shares at December 31, 2013 and 0.1 shares at December 31, 2012	(3.5)	(2.0)
Additional paid-in capital	1,457.5	543.8
Accumulated deficit	(70.9)	(2.6)
Total stockholders’ equity	1,383.3	539.4
Total liabilities and stockholders’ equity	$3,203.0	$1,577.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(68.3)	$39.0	$(28.1)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	224.8	114.6	117.1
Amortization of aerial image library, deferred contract costs and lease incentive	16.9	17.9	10.2
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	23.0	9.2	14.4
Amortization of debt issuance costs and accretion of debt discount and other	3.3	4.7	3.9
Write-off of debt issuance costs and debt discount	12.8	—	12.0
Deferred income taxes	(31.4)	17.2	(18.5)
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(10.4)	(16.3)	(5.4)
Other current and non-current assets	(21.3)	(10.9)	(23.7)
Accounts payable	0.1	0.9	5.5
Accrued liabilities	(37.5)	14.6	(4.2)
Deferred revenue	14.1	73.6	73.6
Cash fees paid for early extinguishment of long-term debt and debt discount	(13.8)	—	(14.0)
Net cash flows provided by operating activities	112.3	264.5	142.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(273.8)	(210.7)	(255.6)
Acquisition of businesses, net of cash acquired	(524.0)	—	—
Other property and equipment additions	(13.3)	(10.7)	(6.6)
Decrease in restricted cash	16.6	5.4	2.7
Net cash flows used in investing activities	(794.5)	(216.0)	(259.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,150.0	—	487.0
Repayment of debt	(485.3)	(5.0)	(341.8)
Payment of debt issuance costs	(36.2)	—	(11.1)
Preferred stock dividend payment	(3.0)	—	—
Proceeds from exercise of stock options	39.6	4.2	1.8
Net cash flows provided by (used in) financing activities	665.1	(0.8)	135.9
Net (decrease) increase in cash and cash equivalents	(17.1)	47.7	19.2
Cash and cash equivalents, beginning of period	246.2	198.5	179.3
Cash and cash equivalents, end of period	$229.1	$246.2	$198.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $38.1, $24.4 and $18.6, respectively	$—	$5.4	$23.2
Cash paid for income taxes	$13.9	$1.5	$1.7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	$(12.9)	$9.0	$(0.5)
Issuance of shares of common and convertible preferred stock for acquisition of business	837.8	—	—
Stock-based compensation awards issued in acquisition of business, net of income taxes	13.4	—	—
Non-cash preferred stock dividend accrual	(1.0)	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders’
(in millions)	Shares	Amount	Shares	Amount	Paid-in	Deficit	Equity
Balance at December 31, 2010	46.1	$0.2	—	$(0.7)	$512.9	$(13.5)	$498.9
Stock issued upon exercise of stock options and stock grants	0.3	—	—	—	1.8	—	1.8
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	(0.1)	(0.5)	—	—	(0.5)
Stock-based compensation expense, net of forfeitures	—	—	—	—	15.3	—	15.3
Net loss	—	—	—	—	—	(28.1)	(28.1)
Balance at December 31, 2011	46.4	0.2	(0.1)	(1.2)	530.0	(41.6)	487.4
Stock issued upon exercise of stock options and stock grants	0.8	—	—	—	3.8	—	3.8
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10.0	—	10.0
Net income	—	—	—	—	—	39.0	39.0
Balance at December 31, 2012	47.2	0.2	(0.1)	(2.0)	543.8	(2.6)	539.4
Issuance of common stock for acquisition	25.9	—	—	—	723.8	—	723.8
Issuance of Series A convertible preferred stock for acquisition	—	—	—	—	114.0	—	114.0
Fair value of vested options and restricted stock assumed in acquisition	0.4	—	—	—	22.4	—	22.4
Stock issued upon exercise of stock options and stock grants	2.0	—	—	—	39.6	—	39.6
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	(0.1)	(1.5)	(6.2)	—	(7.7)
Stock-based compensation expense, net of forfeitures	—	—	—	—	23.7	—	23.7
Preferred stock dividends	—	—	—	—	(3.6)	—	(3.6)
Net loss	—	—	—	—	—	(68.3)	(68.3)
Balance at December 31, 2013	75.5	$0.2	(0.2)	$(3.5)	$1,457.5	$(70.9)	$1,383.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements

NOTE 1.                      General Information

DigitalGlobe, Inc. (“DigitalGlobe” or the “Company”) is a leading global provider of commercial high-resolution earth imagery products and services that support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day these users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. DigitalGlobe owns and operates five in-orbit imagery satellites, which collect panchromatic (black and white) or multispectral (color) imagery using visible and near-infrared wavelengths. The Company offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate the Company’s imagery into their business operations and applications.

On January 31, 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye broadened the Company’s service offerings, enabled it to optimize satellite orbits and collection of imagery, strengthened its production and analytics capabilities, increased the scale of its existing operations and diversified its customer and product mix. The results of operations of GeoEye have been included in the Company’s Consolidated Financial Statements beginning as of the acquisition date of January 31, 2013.

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

Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011, there were no material differences between net income and comprehensive income.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from the Company’s U.S. Government, commercial and international customers. DigitalGlobe controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes. In making the determination of the appropriate allowance for doubtful accounts, it considers specific accounts, analysis of accounts receivable aging reports, changes in customer payment patterns, historical write-offs, changes in customer demand and relationships and customer creditworthiness.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The following table shows the roll-forward for the Company’s allowance for doubtful accounts.

(in millions)	Balance at Beginning of Period	Additions (Reductions) Charged to Operations	Write-offs and Adjustments	Balance at End of Period
Allowance for doubtful accounts
Year Ended:
December 31, 2013	$2.9	$0.3	$(0.8)	$2.4
December 31, 2012	3.6	2.7	(3.4)	2.9
December 31, 2011	1.0	4.7	(2.1)	3.6

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets. Repair and maintenance costs are expensed as incurred. Recognition of certain rent incentives are deferred and are recognized as part of rent expense over the terms of the leases.  Leasehold improvements are amortized ratably over the shorter of the remaining lease term, which includes renewal options that are reasonably assured, or the useful life of the leasehold improvement.

The cost of the Company’s satellites and related ground systems includes capitalized interest costs incurred during the construction and development period, as well as capitalized costs for internal direct labor. Ground systems are placed into service when they are ready for their intended use. While under construction, the costs of the Company’s satellites are capitalized assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss was to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

The expected operational life of a satellite is determined once the satellite has been placed into orbit.  A satellite’s expected operational life is determined by considering certain factors including: i) the orbit in which the satellite is placed; ii) the supply of fuel; iii) environmental stress; iv) the anticipated environmental degradation of solar panels and other components; v) the anticipated levels of solar radiation; vi) the probability of design failure of the satellite’s components from design of manufacturing defect; and vii) the quality of the satellite’s construction.

The Company depreciates the cost of a satellite after the satellite has been successfully placed into service over its expected useful life using the straight-line method of depreciation as the Company anticipates that the satellite will provide consistent levels of imagery over its useful life. The QuickBird and IKONOS satellites are nearing the end of their expected useful lives.

Upon retirement or disposition of property, plant and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings.

Following each launch, and at least annually thereafter, the Company reviews the expected operational life of its satellites. DigitalGlobe determines a satellite’s expected operational life using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes.  Changes in the estimated useful life of the Company’s satellites and the related impact on depreciation expense will be accounted for on a prospective basis and these changes could have a material effect on its financial position and results of operations.

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

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates goodwill as a single reporting unit for goodwill impairment analysis purposes.  During the year ended December 31, 2013, the Company changed its annual impairment testing date from December 31 to October 1.  The Company believes this new date is preferable as it provides additional time prior to its year-end closing to complete the goodwill impairment testing and report the results in its Annual Report on Form 10-K.  The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Fair value is measured based upon, among other factors, either a discounted cash flow analysis or, in the case of the Company, with one reporting unit, the Company’s market capitalization. If the recorded value of the assets, including goodwill, and net of liabilities of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. There were no impairments of goodwill recognized during the years ended December 31, 2013, 2012 or 2011.

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

All of the Company’s long-lived tangible and finite-lived intangible assets, including its satellites and ground terminals, comprise a single asset group and its impairment testing is performed at the DigitalGlobe entity level as separately identifiable cash flows attributable to any given satellite or other individual asset cannot be derived.  The Company’s impairment analysis includes anticipated future cash flows from its satellite constellation as well as costs necessary to complete the construction of its satellites.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the years ended December 31, 2013, 2012 or 2011.

Aerial Image Library

The Company’s aerial image library costs are composed of the direct costs of contracting with third parties to collect aerial imagery. The Company’s aerial image library costs are charged to cost of revenue over the estimated economic life of the imagery, which has been estimated to be two to five years. Such costs are charged to cost of revenue on an accelerated basis reflective of the pattern in which the economic benefit of the asset is expected to be realized. Charges to cost of revenue for the aerial imagery library were $7.9 million, $8.3 million and $4.0 million for 2013, 2012 and 2011, respectively.

Deferred Contract Costs

DigitalGlobe capitalized certain costs reimbursable under the NextView agreement, incurred in the construction and development of its WorldView-1 satellite and related ground systems during the construction and development period. These costs were related to internal support costs and reimbursable expenditures under the NextView agreement. These costs were not capitalized as fixed assets, but were deferred in accordance with government contract accounting guidelines. Upon the successful launch of the WorldView-1

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

satellite, the deferred contract costs began being amortized ratably over the expected life of the satellite, or 10.5 years. There were no deferred contract costs capitalized for the Company’s QuickBird or WorldView-2 satellites.

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

As of December 31, 2013 and 2012, total unamortized deferred contract costs totaled $54.9 million and $45.4 million, respectively. Total deferred contract costs charged to cost of revenue were $10.1 million, $9.6 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The revenue for the majority of the Company’s multiple deliverable arrangements is recognized in accordance with the provisions under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements” which were each prospectively adopted as of January 1, 2011. The Company’s EnhancedView contract (the “EnhancedView Contract”) with the

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

National Geospatial-Intelligence Agency (“NGA”) and four of the Company’s DAP agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14 and none have been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, these agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The Company’s agreements are accounted for as follows:

•                  EnhancedView Contract.  The EnhancedView Contract contains multiple deliverables, including an SLA (“EnhancedView SLA”), infrastructure enhancements and other services. DigitalGlobe determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements and a lack of objective reliable evidence of fair value for any of the undelivered elements in the arrangement. The Company recognizes revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of its constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.

•                  Direct Access Program.  The DAP generally includes construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery.  In these arrangements, the facility is generally delivered and accepted at the beginning of the contractual period of performance and access services occur over several subsequent reporting periods.  These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period.  Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Analysis Products and Services. The Company derives revenue from value-added production services where it combines images with data and imagery from its own library and other sources to create sophisticated solutions for customers. Revenue from these contracts is generally recognized based on time and reimbursable costs incurred during the period.

Satellite Insurance

As of December 31, 2013, DigitalGlobe maintained the following insurance coverage on its satellites:

Satellite	Policy Period	Coverage (in millions)
WorldView-1	10/2013 — 10/2014	$220.0
WorldView-2	10/2013 — 10/2014	220.0
GeoEye-1	12/2013 — 10/2014	200.0

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

Research and Development Costs

DigitalGlobe records as research and development expense all engineering costs, consisting primarily of internal labor and consulting fees, where the Company maintains the risk associated with design failure. The Company incurred $6.2 million, $1.7 million and $2.0 million in research and development costs for the years ended December 31, 2013, 2012 and 2011, respectively. Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.

Earnings Per Share (“EPS”)

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Securities that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and diluted EPS pursuant to the two-class method.  Shares of the Company’s Series A Preferred Stock are participating securities.  The Company includes as potential

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

common shares the weighted-average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

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

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at December 31, 2013	$79.1	$79.1	$—	$—
Cash equivalents at December 31, 2012	174.1	174.1	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates, and are classified within Level 1 of the valuation hierarchy. At December 31, 2013 and 2012, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of December 31, 2013 and 2012.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The fair value of the Senior Secured Term Loan Facility and the Senior Notes (each as defined below) were based upon trading activity among lenders.

(in millions)	Total Carrying Value	Principal	Estimated Fair Value
Senior Secured Term Loan Facility at December 31, 2013	$543.8	$545.9	$547.9
Senior Notes at December 31, 2013	598.8	600.0	585.0

Concentration of Credit Risk

The Company’s cash and cash equivalents are maintained in or with various financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in this area. For a discussion of credit risk with significant customers see Note 16.

Series A Convertible Preferred Stock

Upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share to Cerberus Satellite, LLC. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities.  All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to the Company’s equity. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended December 31, 2013, which was included in accounts payable at December 31, 2013. The Company declared dividends on the Series A Preferred Stock of $4.0 million during the year ended December 31, 2013, of which $0.4 million was recorded by GeoEye as a pre-acquisition obligation.  The Series A Preferred Stock is convertible at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016 the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the right to redeem at its option all, but not less than all, of the Series A Convertible Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date. The Series A Preferred Stock is classified as equity on the Company’s consolidated balance sheet.

New Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.  During the year ended December 31, 2013, there have been no new pronouncements issued that would have a material impact on the Company’s financial position or results of operations.

NOTE 3.       Deferred Revenue

Deferred revenue represents cash received in advance of revenue recognition.  The Company’s period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented.  The Company has $455.9 million of deferred revenue recorded on its balance sheet as of December 31, 2013. This balance is primarily attributable to the Company’s EnhancedView Contract and NextView contract with the NGA, with the remaining balance arising from upfront payments received from the Company’s DAP, imagery hosting arrangements, or arrangements which require that we refresh previously delivered imagery.  The Company evaluates revenue recognition for each arrangement on a case-by-case basis in accordance with the related accounting literature. A roll forward of the deferred revenue balance from December 31, 2012 to December 31, 2013 is as follows:

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

	U.S. Government			Diversified Commercial
(in millions)	Enhanced View SLA	Value Added Services	Pre-FOC Payments Related To NextView	DAP	Other	Total
Balance, December 31, 2012	$173.4	$67.4	$137.2	$45.5	$6.2	$429.7
Deferred revenue acquired in GeoEye acquisition (Note 4)	—	—	—	12.1	—	12.1
Cash collections	248.1	101.8	—	69.0	39.9	458.8
Revenue recognized from deferred revenue	(227.2)	(69.9)	(25.5)	(80.9)	(41.2)	(444.7)
Balance, December 31, 2013	$194.3	$99.3	$111.7	$45.7	$4.9	$455.9

EnhancedView Contract and EnhancedView SLA

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

The Company recognizes net revenue for the EnhancedView SLA using a proportional performance method. Under this method, net revenue is recognized based on the estimated amount of capacity made available to NGA in any given period compared to the total estimated capacity to be provided over the life of the contract. As increasing levels of capacity are made available to NGA, EnhancedView SLA revenue increases proportionally. The contract requires DigitalGlobe to increase the capacity made available to NGA through the addition of its WorldView-3 satellite (scheduled to launch in the summer of 2014) as well as the installation of seven additional remote ground terminals. The Company installed all remote ground terminals required to increase the capacity available under the EnhancedView SLA as of July 31, 2012. The Company anticipates a material increase in net revenue once WorldView-3 reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time. Accordingly, when WorldView-3 reaches FOC, approximately 90 days following the launch, the Company will begin to earn and recognize previously received cash payments that are classified as deferred revenue.

During the first and second quarters of 2012, DigitalGlobe and NGA agreed to modifications of the EnhancedView Contract that included increasing the amount of capacity made available to NGA and adjustments to the performance penalty (formerly “holdback”). The modifications did not result in a material change to the EnhancedView SLA accounting and the Company continues to use the proportional performance method of net revenue recognition.

Each monthly EnhancedView SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 6% thereafter, depending upon the Company’s performance against pre-defined EnhancedView SLA performance criteria. A performance penalty is assessed in any month that NGA determines that not all of the EnhancedView SLA performance criteria were met. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension of the EnhancedView SLA beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding net revenue amount until the performance penalty funds are consumed as described above. During the year ended December 31, 2013, there were no holdbacks for penalties. During each of the years ended December 31, 2012 and 2011, the Company incurred a penalty of $0.2 million.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

U.S. Government Value Added Services

U.S. Government value added services arrangements include arrangements whereby the Company meets NGA’s more advanced imagery requirements using its production and dissemination capabilities. Value added services contracts generally include production and hosting of imagery for specified periods of time.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to the current EnhancedView Contract), the Company received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. If the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly. Based on the current estimated useful life of WorldView-1, the Company recognized $25.5 million of net revenue related to the pre-FOC payments for each of the years ended December 31, 2013, 2012 and 2011.

DAP

Under the DAP, up-front fees are paid by the customer for the initial facility construction and delivery.  The up-front payments are recognized ratably over the estimated customer relationship period, for which the estimated life of the longest-lived satellite accessed by the DAP customer is used. Customers also generally pre-pay for their access minutes resulting in deferred revenue until the minutes are consumed.

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

GeoEye common stockholders received, in the aggregate, approximately 25.9 million shares of DigitalGlobe’s common stock, which included 0.2 million shares of restricted stock which vested upon the change in control, and $92.8 million in cash in exchange for their shares of GeoEye common stock. In addition, each share of GeoEye’s Series A Convertible Preferred Stock was converted into one newly-designated share of Series A Preferred Stock and $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A Convertible Preferred Stock was convertible. As a result, DigitalGlobe issued 80,000 shares of Series A Preferred Stock and paid approximately $11.0 million in cash to GeoEye’s Series A Convertible Preferred stockholder. The Company also assumed the awards outstanding under GeoEye’s equity incentive plans. Immediately following the acquisition, the former GeoEye stockholders owned approximately 35% of DigitalGlobe’s common stock. The Company incurred total acquisition costs of $33.5 million related to the acquisition of GeoEye of which $20.6 million was incurred during the year ended December 31, 2013.

In accordance with the terms of the GeoEye Senior Secured Notes agreements, the Company redeemed the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 and paid fees and expenses associated with the redemption totaling approximately $55.3 million and accrued interest of $16.4 million.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The total purchase price for the acquisition of GeoEye was as follows:

(in millions)	Amount
Net cash received	$(76.2)
DigitalGlobe common stock	723.8
DigitalGlobe Series A convertible preferred stock	114.0
DigitalGlobe equity awards issued to replace GeoEye equity awards	22.4
Long-term debt issued to redeem GeoEye’s long-term debt including early termination penalties and accrued interest	596.7
Aggregate purchase price	$1,380.7

Pursuant to the acquisition method of accounting, the fair value of each share of DigitalGlobe common stock issued was $27.97, which was the Company’s closing share price on January 31, 2013.

The following represents the classifications of the cash flows received, which are included within the Consolidated Statements of Cash Flows:

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

The Company has recognized the assets and liabilities of GeoEye based on their acquisition date fair values. The fair value of GeoEye’s property and equipment was estimated using a market approach. A market approach uses prices and other relevant information generated by market transactions involving comparable assets. The fair value of GeoEye’s satellites was estimated using a replacement cost approach and was based on the amount that would be required to replace the service capacity of the assets. Under the replacement cost approach, the Company estimated the cost of a similar satellite having the nearest equivalent utility to the satellite being valued. The Company then adjusted this value, as necessary, for physical depreciation, functional obsolescence or economic obsolescence. As of the acquisition date, identifiable intangible assets, excluding technology, were measured at fair value primarily using various “income approaches,” which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method. Technology was valued using a cost approach.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $447.3 million, which amount has been recognized as goodwill. None of the goodwill associated with this acquisition is deductible for income tax purposes.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The following is DigitalGlobe’s assignment of the aggregate consideration:

(in millions)	December 31, 2013
Current assets, net of cash acquired	$88.3
Property, plant and equipment, including satellite constellation	975.4
Identifiable intangible assets:
Technology	26.0
Customer relationships	14.0
Trademarks	5.0
FCC licenses and other	2.5
Other noncurrent assets	4.6
Current liabilities	(51.1)
Deferred revenue	(12.1)
Long-term deferred tax liability, net	(119.2)
Fair value of acquired assets and assumed liabilities	933.4
Goodwill	447.3
Aggregate purchase price	$1,380.7

The Company has retrospectively adjusted its reported assignment of the aggregate DigitalGlobe consideration for changes to its original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained during the one-year measurement period.  Due to these revisions of its estimates, (i) identifiable intangible assets increased due to a $14.0 million increase in its customer relationships valuation, (ii) property, plant and equipment decreased by $25.3 million primarily due to write-offs of software and equipment due to NGA restrictions on repurposing assets and a revision to the valuation of its buildings, (iii)  Long-term deferred tax liability decreased by $14.8 million primarily due to changes in tax liabilities associated with equity awards and a true-up to GeoEye’s provision for income taxes, and (iv) other assets and liabilities, net decreased by $3.7 million primarily as a result of a $2.5 million increase in current liabilities. Goodwill increased by $9.7 million as an offset the above-mentioned changes.

The results of GeoEye’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of January 31, 2013. During the period February 1, 2013 to December 31, 2013, the Company recognized an incremental $115.3 million of revenue and $139.3 million of net loss from continuing operations attributable to GeoEye’s operations since the date of the acquisition, which includes restructuring and integration costs. The following unaudited pro forma financial information presents the combined results of DigitalGlobe and GeoEye for the years ended December 31, 2013 and 2012 as though the acquisition had been consummated as of January 1, 2012.

	Pro Forma (unaudited)
	Years ended December 31,
(in millions, except per share data)	2013	2012
Operating revenue	$622.5	$882.3
Net (loss) income	(63.4)	65.0
Net (loss) income available to common stockholders	(67.4)	63.6
Basic (loss) income per common share	$(0.91)	$0.88
Diluted (loss) income per common share	$(0.91)	$0.87

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

•                  decreased interest expense due to lower interest rates on long-term debt; and

•                  related income tax effects.

The pro forma information for the year ended December 31, 2012 includes approximately $288.0 million of revenue from GeoEye’s major contracts, principally the EnhancedView SLA with NGA, which ended in the fourth quarter of 2012. The pro forma information does not reflect the actual results of operations had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of present or future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition (other than those realized subsequent to the January 31, 2013 acquisition date).

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

On the acquisition date, the Company assumed GeoEye’s contingencies. For more information on these acquired contingencies and those that relate to the acquisition, see Note 15 — Commitments and Contingencies.

Tomnod Acquisition

During the year ended December 31, 2013, the Company acquired Tomnod, Inc. for $4.0 million, consisting of $3.5 million of cash and $0.5 million of accrued liabilities. The Company has recognized the assets and liabilities of Tomnod based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. DigitalGlobe expects to complete its final determinations no later than the first quarter of 2014. The final determinations may be significantly different than those reflected in its Consolidated Financial Statements as of December 31, 2013.

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

NOTE 5.                      Property and Equipment

Property and equipment was comprised of the following:

	Depreciable Life	December 31,
(in millions)	(in years)	2013	2012
Satellites	0.5 — 12	$1,323.6	$1,110.8
Construction in progress	—	1,283.9	486.8
Computer equipment and software	3	307.7	140.6
Machinery and equipment, including ground terminals	5	98.6	32.7
Furniture, fixtures and other	3 — 7	37.9	20.2
Land and buildings	34	6.4	0.3
Total property and equipment		3,058.1	1,791.4
Accumulated depreciation and amortization		(880.6)	(676.2)
Property and equipment, net		$2,177.5	$1,115.2

The Company operates a constellation of five in-orbit satellites.  The net book value of each satellite is as follows:

	Depreciable Life	December 31,
(in millions)	(in years)	2013	2012
QuickBird	12.2	$0.6	$1.9
WorldView-1	10.5	197.0	242.0
WorldView-2	11	294.7	336.9
IKONOS	0.5(1)	—	—
GeoEye-1	5(1)	173.0	—
Satellites, net		$665.3	$580.8

(1)         Remaining depreciable life determined as of January 31, 2013, the acquisition date of GeoEye.

Depreciation expense for property and equipment was $216.1 million, $114.6 million and $116.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

The Company intends to place GeoEye-2 in storage until such time as additional capacity is needed for forecasted growth in demand or to replace capacity lost as satellites currently in-orbit are decommissioned. The Company is currently completing enhancements to the satellite and anticipates that those will be completed in the second half of 2014.  Costs, including interest, associated with enhancements to satellite capability, will be capitalized.  Capitalization of all costs associated with this satellite will cease during the period in which it is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred.

When the Company places the GeoEye-2 satellite into service, all costs associated with removing it from storage and other incremental costs that result from the storage process will be expensed as incurred. However, costs incurred to launch the satellite and perform in-orbit testing prior to the satellite reaching its FOC will be capitalized as these costs are necessary to place the satellite into service. After the satellite has been successfully placed into service, it will be removed from construction-in-process and recorded as a fixed asset.

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

NOTE 6.                      Goodwill and Intangibles

The following table summarizes the activity in the Company’s goodwill account during the year ended December 31, 2013:

(in millions)	Amount
Balance, December 31, 2012	$8.7
Acquisitions	450.6
Balance, December 31, 2013	$459.3

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s intangible assets for the year ended December 31, 2013:

	As of December 31, 2013
(in millions)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Technology	3 — 5	$26.9	$(5.0)	$21.9
Customer relationships	12	14.0	(1.1)	12.9
Trademarks	3	5.0	(1.5)	3.5
FCC licenses and other	1 - 20	2.7	(1.1)	1.6
Total		$48.6	$(8.7)	$39.9

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the year ended December 31, 2013, the Company added approximately $47.5 million of intangible assets that were related to its acquisition of GeoEye and $1.1 million of intangible assets related to its acquisition of Tomnod.

Total intangible amortization expense recognized was $8.7 million during the year ended December 31, 2013, and none during the year ended December 31, 2012. The estimated future annual amortization expense for acquired intangible assets is as follows:

(in millions)
Fiscal Years Ending December 31,	Amount
2014	$9.4
2015	8.5
2016	6.6
2017	6.4
2018	1.6
Thereafter	7.4
Total amortization expense	$39.9

NOTE 7.                      Other Accrued Liabilities

	As of December 31,
(in millions)	2013	2012
Compensation and other employee benefits	$23.0	$16.4
Accrued taxes	2.6	9.2
Accrued interest payable	13.2	0.1
Accrued restructuring costs	2.4	—
Construction in progress accruals	19.0	7.1
Other accrued expense	20.1	23.5
Total other accrued liabilities	$80.3	$56.3

Compensation and other employee benefits include payroll, accrued bonus expense and vacation accrual. Restructuring accruals primarily relate to reducing headcount as part of the GeoEye acquisition. Construction in progress accruals include amounts for milestone payments due on the procurement and construction of the WorldView-3 and GeoEye-2 satellites. Other accruals consist of third party commission expense, professional fees, remote ground terminal maintenance, deferred contract costs and the current portion of deferred lease incentives.

NOTE 8.                      Debt

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Term loan borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5:1.00 or lower. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

average daily unused amount of the revolving credit facility based on the Company’s leverage ratio. As of December 31, 2013, the Company had not drawn any amounts under the Senior Secured Revolving Credit Facility.

The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. The Company was in compliance with its debt covenants as of December 31, 2013.

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

The Senior Notes have not been registered under the Securities Act of 1933, as amended. The Company agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes are not freely transferable on February 1, 2014 under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), by persons that are not “affiliates” (as defined under Rule 144) of the Company. As of February 1, 2014, the Senior Notes were freely transferable and are eligible for resale pursuant to Rule 144 under the Securities Act.

The Company paid $41.6 million of underwriting and other fees and expenses in connection with the 2013 Credit Facility and the Senior Notes, of which $5.0 million was included in “Loss on early extinguishment of debt” because a portion of the refinancing was accounted for as a “modification” and $36.6 million was capitalized as debt issuance costs and included in other assets.

The following table represents the Company’s future debt payments as of December 31, 2013:

(in millions)	Long-term debt (excluding interest payments)
2014	$5.5
2015	5.5
2016	5.5
2017	5.5
2018	5.5
Thereafter	1,118.4
Total	$1,145.9

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance the Company’s 2011 $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility (collectively, the “2011 Credit Facility”), to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition of GeoEye, to pay the cash consideration under the merger agreement with GeoEye and to pay fees and expenses related to the foregoing transactions.

Interest Expense, net

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees and interest capitalized.

	For the years ended December 31,
(in millions)	2013	2012	2011
Interest	$50.6	$29.5	$35.6
Accretion of debt discount, deferred financing amortization and line of credit fees	6.9	4.3	5.1
Capitalized interest	(53.7)	(24.4)	(18.8)
Interest expense	3.8	9.4	21.9
Interest income	(0.4)	(0.3)	(0.2)
Interest expense, net	$3.4	$9.1	$21.7

Retired 2011 Senior Secured Credit Facility

On October 12, 2011, the Company entered into the 2011 Credit Facility. As of January 31, 2013, the Company had a net unamortized debt discount of $12.5 million and deferred financing costs of approximately $7.8 million relating to the 2011 Credit Facility. On January 31, 2013, in connection with the acquisition of GeoEye, the Company entered into the 2013 Credit Facility and issued the Senior Notes and repaid and retired the 2011 Credit Facility. DigitalGlobe’s entrance into the 2013 Credit Facility, issuance of the Senior Notes and payoff of DigitalGlobe’s pre-combination outstanding debt were assessed in accordance with ASC 470-50, Debt — Modifications and Extinguishments. As a result of the repayment and retirement of the 2011 Credit Facility, the Company performed an analysis of the holders of the Company’s debt before and after the transaction. The Company determined that 33% of the Company’s outstanding debt before the transaction was held by common debt holders after the transaction and that the terms of the new debt were not substantially different from the terms of the old debt. Accordingly, this portion of the debt was accounted for as a modification of debt and as a result, the Company allocated $7.5 million of the net unamortized debt discount and deferred financing costs to the 2013 Credit Facility and Senior Notes, which will be amortized as interest expense over the respective terms of the debt. The Company recorded a loss of $17.8 million during the three months ended March 31, 2013 primarily due to the write-off of the remaining $12.8 million of unamortized deferred financing fees and debt discount and approximately $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

Letters of Credit

At December 31, 2013 and 2012, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. Additionally, at December 31, 2013, the Company had $1.1 million of restricted cash under the lease agreement for its office location in Herndon, Virginia.  At December 31, 2013 and 2012, the Company had $9.1 million and $10.9 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support advanced payments from customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

NOTE 9.                      Stock-Based Compensation

The Company grants equity compensation awards from the 2007 Employee Stock Option Plan (“2007 Plan”).  Under the 2007 Plan, the following awards may be granted to employees, officers, directors and consultants: qualified and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, unrestricted shares, stock appreciation rights and shares of the stock itself. To date, issued equity awards have consisted of stock options, restricted stock and unrestricted shares. Options and restricted stock granted pursuant to the 2007 Plan are subject to certain terms and conditions as contained in the 2007 Plan, have a ten-year term and generally vest over a four-year period. Restricted stock grants to the Company’s directors generally vest immediately on date of grant.  For restricted stock awards and restricted stock units where vesting is contingent upon meeting both a service condition

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

and a performance condition, the Company recognizes expense on the estimated number of shares that are anticipated to vest over the requisite service period. Changes to the number of shares that are anticipated to vest will result in a cumulative catch-up or a reduction of expense in the period in which the change in estimate is made. During May 2012, the Company amended and restated the 2007 Plan, increasing the number of shares authorized for issuance by an additional 3.4 million to an aggregate total of 8.8 million shares including the addition of 0.4 million through implementation of an evergreen provision and extending the plan 10 years from date of the amendment.

In connection with the acquisition of GeoEye, the Company issued equity awards to replace the outstanding GeoEye options, restricted stock awards and restricted stock unit awards with options, restricted stock awards and restricted stock unit awards, respectively, for the Company’s common stock.  During the year ended December 31, 2013, other than the options assumed in connection with the acquisition of GeoEye, the Company did not grant stock options but did grant restricted stock units.

The number of shares available for grant at December 31, 2013 and 2012 was 3.3 million for each year.  Non-cash compensation expense for the equity awards is calculated based on the fair value of the award on the date of grant and amortized on a straight-line basis over the vesting period.

The Company recognized total stock-based compensation during the years ended December 31, 2013, 2012 and 2011 of $23.7 million, $10.0 million and $15.3 million, respectively. Stock-based compensation capitalized to assets under construction for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $0.8 million and $0.9 million, respectively.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes options-pricing model. This fair value is amortized on a straight-line basis over the requisite vesting periods of the awards. There were no options granted to employees during the year ended December 31, 2013.

The fair value of the Company’s stock options granted to employees during the years 2012 and 2011 was estimated using the following assumptions:

	For the year ended December 31,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	51.8-53.0%	49.3-51.1%
Risk-free interest rate	0.7-0.9%	0.9-1.9%
Expected life of options (years)	5.0	5.0

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

Risk-free Interest Rate.  The risk-free rate was based on the five-year Treasury note rate.

Expected Life of Options.  The expected term of options granted was determined based on the Company’s historical experience with similar awards.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Options Outstanding
	Number of Options (in millions)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding — December 31, 2010	3.0	$22.96	7.65	$22.8
Granted	0.7	25.97
Exercised	(0.1)	20.68
Forfeited/Expired	(0.1)	27.14
Outstanding — December 31, 2011	3.5	23.49	7.11	$0.3
Granted	1.0	11.97
Exercised	(0.3)	14.29
Forfeited/Expired	(0.5)	22.24
Outstanding — December 31, 2012	3.7	21.06	7.09	$16.9
Granted in GeoEye acquisition (Note 4)	1.4	17.69
Exercised	(2.2)	19.56
Forfeited/Expired	(0.3)	23.21
Outstanding — December 31, 2013	2.6	20.23	6.15	$54.4

Vested and Expected to Vest — December 31, 2013	2.6	20.23	6.15	$54.4
Exercisable — December 31, 2013	1.7	22.26	5.28	$31.5

(1)                                 Represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price as of December 31, 2013, 2012 and 2011, respectively, that option holders would have realized had they exercised their options as of that date.

The weighted-average grant-date fair values for option awards granted was $12.38, $5.38 and $12.28 for the years ended December 31, 2013, 2012 and 2011, respectively.

The intrinsic value of stock options exercised (calculated as the difference between the exercise price and the market price on date of grant) during the year ended December 31, 2013 was $22.6 million, of which $14.2 million related to stock options assumed in the GeoEye acquisition.  The intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $2.0 million and $0.5 million, respectively.  As of December 31, 2013 and 2012, there was a total of $5.3 million and $10.5 million of unrecognized expense remaining to be recognized over a weighted-average period of 1.9 and 2.5 years, respectively.

Restricted Stock Awards

The fair value of restricted stock awards is the closing price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the respective vesting period.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

A summary of restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Number of Shares (in millions)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	0.2	$30.45
Granted	0.3	25.48
Forfeited	—	—
Vested	(0.1)	28.61
Non-vested at December 31, 2011	0.4	27.55
Granted	0.5	14.61
Forfeited	(0.1)	21.32
Vested	(0.2)	26.84
Non-vested at December 31, 2012	0.6	17.52
Granted in GeoEye acquisition (Note 4)	0.5	27.97
Forfeited	(0.1)	23.65
Vested	(0.5)	24.80
Non-vested at December 31, 2013	0.5	18.25

As of December 31, 2013, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $6.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years.  The total intrinsic value of restricted stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $15.9 million, $3.8 million and $2.3 million, respectively.

Restricted Stock Units

The fair value of restricted stock units is the closing price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the respective vesting period.  A summary of restricted stock unit activity for the years ended December 31, 2013 and 2012 is shown below:

(in millions, except for weighted average grant date fair values)	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	0.1	15.82
Forfeited/Canceled	—	—
Non-vested at December 31, 2012	0.1	15.82
Granted	0.8	30.73
Granted in GeoEye acquisition (Note 4)	0.3	27.97
Forfeited/Canceled	—	—
Vested	(0.4)	28.11
Non-vested at December 31, 2013	0.8	31.12

As of December 31, 2013, the total unrecognized compensation cost related to unvested restricted stock units, including units with a performance condition measured at target, was approximately $21.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years.  The total fair value of restricted stock units vested during the year ended December 31, 2013 was $10.6 million.

Of the non-vested restricted stock units outstanding at December 31, 2013 and 2012, approximately 0.2 million and 0.1 million shares, respectively, are performance share units where vesting is contingent upon meeting both a service requirement and either a Company financial performance condition or a Company stock market performance condition.  The number of shares granted with the financial performance condition that ultimately will vest are based on a measurement of the Company’s average annual return on invested capital as determined over the three year vesting period of the awards.  The number of shares granted with the Company stock market condition that ultimately will vest are based on a measurement of the change in the Company’s average stock price compared to the change in value in the Russell 2000 stock index as determined over the three year vesting period of the awards. The awards granted with a stock market performance condition were valued at the grant date at $47.32 per share using a Monte Carlo simulation.  For both

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

types of awards, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.

During the second quarter of 2013, as a result of the acquisition of GeoEye, management projected that the Company’s average return on invested capital would decrease below the minimum threshold necessary for vesting in the awards with the financial performance condition that were granted in 2012.  The financial performance condition did not contemplate the acquisition of GeoEye when the awards were granted.  As a result, in the second quarter of 2013, approximately $0.4 million of cumulative compensation expense previously recognized for these awards through March 31, 2013 was reversed.  In July 2013, in accordance with the terms of the financial performance based awards, the Company’s compensation committee modified the targets for the vesting of these awards to align the awards in a manner consistent with their contemplated financial objectives.  The modification to the awards resulted in the awards being re-valued as of the date of the modification from the original grant date fair value of $15.82 per share to $32.92 per share.  During the fourth quarter of 2013 management projected that the Company’s average return on invested capital would decrease below the minimum threshold necessary for vesting in the financial performance based awards granted in both 2012 and 2013.  As a result, in the fourth quarter of 2013, approximately $0.4 million of cumulative compensation expense previously recognized for these awards through September 30, 2013 was reversed.  Changes to the number of shares expected to vest granted with the financial performance condition will result in a cumulative catch up or reduction of expense in the period in which the change in estimate is made.

Treasury Stock

During 2013, 2012 and 2011, certain participants elected to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vested.  Under the DigitalGlobe equity compensation plans shares withheld to pay taxes is accounted for as treasury stock.  Under the terms of the equity compensation plans assumed from GeoEye, shares tendered or withheld to pay the employees’ minimum tax liability are cancelled and made available for re-issuance, thus classified as a reduction in additional paid-in capital.  The quantity and value of the shares withheld were immaterial. The Company made no open market repurchases of its common stock during 2013, 2012 or 2011.

NOTE 10.               Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Securities that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and diluted EPS pursuant to the two-class method.  Shares of the Company’s Series A Preferred Stock are participating securities.  The Company includes as potential common shares the weighted-average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	For the year ended December 31,
(in millions, except per share amounts)	2013	2012	2011
Earnings (loss) per share:
Net (loss) income	$(68.3)	$39.0	$(28.1)
Preferred stock dividends	(3.6)	—	—
Net (loss) income less preferred stock dividends	(71.9)	39.0	(28.1)
Income allocated to participating securities	—	—	—
Net (loss) income available to common stockholders	$(71.9)	$39.0	$(28.1)

Basic weighted-average number of common shares outstanding	71.8	46.1	45.9
Weighted-average common share equivalents from stock options, restricted stock and convertible preferred stock	—	0.3	—
Diluted weighted-average number of common shares outstanding	71.8	46.4	45.9
Earnings (loss) per share:
Basic	$(1.00)	$0.85	$(0.61)
Diluted	$(1.00)	$0.84	$(0.61)

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The number of options, non-vested restricted stock awards and potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive, were 7.5 million, 3.9 million and 3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The benefit (expense) for income taxes reflected in the statements of operations consisted of:

	For the year ended December 31,
(in millions)	2013	2012	2011
Current:
Federal	$—	$—	$—
State	8.2	(8.7)	1.2
Foreign	(2.1)	(0.9)	(1.8)
Total current	6.1	(9.6)	(0.6)
Deferred:
Federal	30.0	(20.8)	18.3
State	1.4	3.5	0.2
Total deferred	31.4	(17.3)	18.5
Income tax benefit (expense)	$37.5	$(26.9)	$17.9

The Company’s deferred tax assets and liabilities consisted of the following:

	As of December 31,
(in millions)	2013	2012
Current deferred tax assets (liabilities), net:
Compensation accruals	$6.9	$7.8
Net operating loss carryforwards	37.2	26.5
Other	(1.0)	9.6
Total current deferred tax asset	43.1	43.9
Long-term deferred tax assets (liabilities), net
Net operating loss carryforwards	98.9	11.1
Research and development tax credits	26.2	11.8
Deferred revenue	131.9	104.9
Fixed and intangible assets	(381.9)	(190.9)
Other	10.3	7.5
Valuation allowance	(2.6)	—
Total long-term deferred tax (liabilities), net	(117.2)	(55.6)
Net deferred tax liability	$(74.1)	$(11.7)

At December 31, 2013, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $355.7 million and $497.0 million, respectively. Included in this NOL is approximately $14.2 million attributable to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. If unused, the NOL carryforwards will begin to expire during the years 2019 to 2033.  A portion of our net operating loss carryforwards are subject to the Internal Revenue Code (“IRC”) 382 limitations, however we expect to fully utilize all our net operating loss carryforwards in future periods.

At December 31, 2013, the Company had approximately $6.0 million of foreign tax credit (“FTC”) carryforwards, and federal and state research and development tax credits (“R&D”) of approximately $24.7 million and $1.5 million, respectively.  If not used, the FTC carryforwards will expire between 2019 and 2023, and the R&D credit carryforwards will expire between 2019 and 2033.  We believe that it is more likely than not that we will fully realize our FTC and federal R&D tax credit assets.  A valuation allowance has been placed on the state R&D credit asset as we believe it is not more likely than not that these credits will be realized.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The valuation allowance on deferred tax assets increased by $2.6 million in 2013. The increase is attributable to certain acquired state net operating losses, tax credits, and other deferred tax assets for which there is no objective evidence that certain state taxable income will be generated or tax liabilities incurred in the future or that these assets will be realized in the future.  All of the current year increase in the valuation allowance on deferred tax assets relates to deferred tax assets acquired from GeoEye, Inc.

The Company’s effective tax rate was 35.4%, 40.8% and 38.9% for the years ended December 31, 2013, 2012 and 2011, respectively.  The benefit (expense) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

	For the year ended December 31,
(in millions)	2013	2012	2011
Federal income tax benefit (expense)	$37.0	$(23.0)	$16.1
Non-deductible stock-based compensation	(1.1)	(1.3)	(1.4)
State income tax benefit (expense), net of federal impact	1.9	(1.8)	1.4
State tax benefit due to tax ruling	5.3	—	—
Stock-based compensation shortfalls	(2.1)	(0.8)	(0.2)
Research and experimentation tax credit	1.4	0.6	2.2
Non-deductible acquisition costs	(5.9)	—	—
Other	1.0	(0.6)	(0.2)
Income tax benefit (expense)	$37.5	$(26.9)	$17.9

The tax years 1998 through 2013 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2013. The Company does not anticipate a material change to the amount of uncertain tax positions within the next 12 months. If any of the uncertain tax positions were recognized it would affect the effective tax rate.

A reconciliation of the Company’s uncertain tax positions is as follows:

(in millions)	2013	2012	2011
Balance as of January 1	$5.7	$5.4	$4.5
Current year additions	0.6	0.3	0.9
Current year additions due to acquisitions	5.2	—	—
Balance as of December 31	$11.5	$5.7	$5.4

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

NOTE 12.               Restructuring Charges

The Company has initiated a series of restructuring activities intended to improve its operational efficiency as a result of its acquisition of GeoEye. The restructuring enhances the Company’s ability to provide cost-effective offerings to customers. The restructuring enables the Company to retain and expand its existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs, including contract termination charges to affect the restructuring activities.

The restructuring costs totaled $40.1 million for the year ended December 31, 2013, respectively. The restructuring liability is included in current other accrued liabilities.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2012	$—	$—	$—	$—
Provision for restructuring charges (1) (2)	26.0	0.5	4.1	30.6
Cash payments	(23.7)	(0.5)	(4.0)	(28.2)
Balance, December 31, 2013	$2.3	$—	$0.1	$2.4

(1)         Restructuring charges for the year ended December 31, 2013 excludes $8.1 million of share-based compensation associated with the accelerated vesting of stock awards as such charges are not components of the restructuring liability.

(2)         Excludes $1.4 million of non-cash asset impairment charges.

NOTE 13.               Benefit Plan

The Company maintains a 401(k) Savings and Retirement Plan (the “401(k) Plan”), a tax-qualified plan covering substantially all of the Company’s employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401(k) plan. The 401(k) Plan provides that the Company may contribute matching contributions to the 401(k) Plan at the discretion of the Company’s management as approved by the board of directors. The Company recorded approximately $2.5 million, $2.2 million and $2.0 million of matching contribution expense for the years December 31, 2013, 2012 and 2011, respectively.

NOTE 14.               Related Party Transactions

Cerberus Agreement

On July 22, 2012, DigitalGlobe entered into an agreement (the “Cerberus Agreement”) with Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (collectively, the “Cerberus Parties”). The Cerberus Agreement provides, among other things, that for a period of time the Cerberus Parties and their respective affiliates (i) will not hold beneficial ownership in excess of 19.9% of the outstanding DigitalGlobe common stock, including the DigitalGlobe Series A Preferred Stock on an as-converted basis, and (ii) will vote their shares in accordance with the recommendations of the DigitalGlobe Board of Directors. As a result of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Preferred Stock to Cerberus Satellite, LLC.  Dividends accrued by the Company and paid to Cerberus totaled $3.6 million during the year ended December 31, 2013.

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

Pursuant to a data distribution agreement dated January 28, 2005, Hitachi Solutions has the rights to act as a reseller of the Company’s products and services, including the rights to sell access time to the Company’s WorldView-2 satellite to agencies within the government of Japan. In addition, the Company is party to a direct access facility purchase agreement dated March 23, 2007. Under the direct access facility purchase agreement, the Company has constructed and sold to Hitachi Software Engineering, now Hitachi Solutions and a direct access facility, which allows an end-customer of Hitachi Solutions to directly access and task the Company’s WorldView-2 satellite.

In 2013, 2012 and 2011, the Company received $28.2 million, $28.6 million and $27.9 million, respectively, from Hitachi under the data distribution agreement and the direct access facility purchase agreement. As of December 31, 2013, the Company estimated that it would be entitled to receive from Hitachi minimum payments of approximately $47.7 million over the remaining life of the data distribution and access agreements.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

Under the data distribution agreement, Hitachi Solutions also earns commissions on sales of the Company’s products and services made by the Company or others within the non-exclusive distribution territory granted to Hitachi Solutions under the data distribution agreement. In 2013, 2012 and 2011, Hitachi Solutions earned sales commissions of approximately $1.9 million, $2.1 million and $1.7 million, respectively. DigitalGlobe had accounts payable owed to Hitachi Solutions of $0.3 million  for each of the years ended December 31, 2013 and December 31, 2012.

During 2013, 2012 and 2011, Hitachi Solutions also purchased approximately $5.2 million, $4.2 million and $4.0 million, respectively, of the Company’s products and services for distribution within their territory. Amounts owed to DigitalGlobe by Hitachi Solutions totaled $7.6 million and $8.0 million at December 31, 2013 and 2012, respectively.

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for a less than 20% ownership interest in a joint venture in China. During 2013 and 2012 the joint venture purchased approximately $11.3 million and $14.7 million, respectively, in products and services from the Company. Amounts owed to the Company by the joint venture at December 31, 2013 and 2012 were $6.7 million and $7.6 million, respectively.

NOTE 15.               Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment. As of December 31, 2013, the Company leased approximately 946,000 square feet of office and operations space.  This space includes the Company’s principal production facilities, administrative and executive offices in Longmont, Colorado, Thornton, Colorado and Herndon, Virginia, as well as the Company’s future headquarters building in Westminster, Colorado.  The Company also leases satellite terminals, a data center and has smaller administrative offices and sales offices located in the United States and internationally.

Rent expense, net of sublease income, approximated $7.5 million, $3.4 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Future minimum lease payments under all non-cancelable capital and operating leases (net of aggregate future minimum non-cancelable sublease rentals) are summarized below:

(in millions) For the year ending December 31,	Capital Leases	Operating Leases	Other Commitments
2014	$1.3	$7.0	$70.9
2015	1.0	7.2	62.8
2016	0.9	8.8	63.4
2017	0.9	9.7	22.9
2018	0.4	9.8	—
2019 and thereafter	0.2	103.3	—
Subtotal	4.7	145.8	220.0
Sublease rentals	—	(0.3)	—
Total	$4.7	$145.5	$220.0

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

NOTE 16.               Significant Customers and Geographic Information

With the acquisition of GeoEye on January 31, 2013, the Company’s Chief Operating Decision Maker (“CODM”) evaluated the information used to manage the business and has concluded that the Company operates in a single segment, in which it provides imagery and imagery information products and services to customers around the world. The Company uses common infrastructure and technology to collect, process and distribute its imagery products and services to all customers. The Company measures performance based on consolidated operating results and achievement of individual performance goals.

DigitalGlobe has organized its sales leadership and marketing efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of the Company’s DAP revenue, international defense and intelligence revenue and revenue from customers, including civil governments, providers of location-based services and other industry vertical markets. The following table summarizes net revenue for these two groups:

($ in millions)	For the year ended December 31,
Net revenue	2013	2012	2011
U.S. Government	$358.1	$259.6	$205.9
Diversified Commercial	254.6	161.8	133.6
Total	$612.7	$421.4	$339.5

Total U.S. and international sales were as follows:

(in millions)	For the year ended December 31,
Net revenue	2013	2012	2011
U.S.	$423.8	$295.8	$228.3
International	188.9	125.6	111.2
Total	$612.7	$421.4	$339.5

Net revenue percentages from all customers whose net revenue exceeded 10% of the total Company net revenue were as follows:

	For the year ended December 31,
Customer	2013	2012	2011
U.S. Government	58.4%	61.6%	60.6%

Percentages of accounts receivable (net of allowance for doubtful accounts) for all customers whose receivable exceeded 10% of the net accounts receivable:

	As of December 31,
Customer	2013	2012	2011
U.S. Government (1)	43.3%	31.7%	30.9%

(1)         U.S. Government accounts receivable does not include amounts due from third-party U.S. Government contractors.

DigitalGlobe, Inc.

Notes To Consolidated Financial Statements — (Continued)

NOTE 17.               Quarterly Results from Operations (unaudited)

The following table relates to the Company’s results of operations for each quarter of the years ended December 31, 2013 and 2012. Net (loss) income available to common stockholders and net (loss) earnings per share is computed independently for each quarter presented. Therefore, the sum of the quarterly earnings (loss) per share does not equal the total (loss) earnings per share amounts for the year.

	2013
	For the Quarters Ended
(in millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net revenue	$127.6	$150.6	$164.8	$169.7
Cost of revenue, excluding depreciation and amortization	40.9	47.3	46.7	40.4
Selling, general and administrative	79.8	64.5	60.6	52.4
Depreciation and amortization	47.3	59.0	59.4	59.1
Restructuring charges	20.3	13.6	3.1	3.1
(Loss) income from operations	(60.7)	(33.8)	(5.0)	14.7
Loss from early extinguishment of debt	(17.8)	—	—	—
Other income (expense), net	0.3	0.1	0.1	(0.3)
Interest (expense) income, net	(1.4)	(1.4)	(0.7)	0.1
(Loss) income before income taxes	(79.6)	(35.1)	(5.6)	14.5
Income tax benefit	19.0	14.1	3.8	0.6
Net (loss) income	(60.6)	(21.0)	(1.8)	15.1
Preferred stock dividends	(0.6)	(1.0)	(1.0)	(1.0)
Net (loss) income less preferred stock dividends	(61.2)	(22.0)	(2.8)	14.1
Income allocated to participating securities	—	—	—	(0.5)
Net (loss) income available to common stockholders	$(61.2)	$(22.0)	$(2.8)	$13.6
(Loss) earnings per share — basic	$(0.96)	$(0.30)	$(0.04)	$0.18
(Loss) earnings per share — diluted	$(0.96)	$(0.30)	$(0.04)	$0.18

	2012
	For the quarters ended
(in millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net revenue	$87.0	$101.8	$107.2	$125.4
Cost of revenue, excluding depreciation and amortization	18.0	20.0	21.5	22.1
Selling, general and administrative	29.8	33.5	40.1	45.8
Depreciation and amortization	29.1	28.5	28.9	28.1
Income from operations	10.1	19.8	16.7	29.4
Other income (expense), net	—	(0.4)	(0.7)	0.1
Interest expense, net	(3.2)	(2.6)	(1.9)	(1.4)
Income before income taxes	6.9	16.8	14.1	28.1
Income tax expense	(3.1)	(7.2)	(5.6)	(11.0)
Net income	$3.8	$9.6	$8.5	$17.1
Earnings per share — basic	$0.08	$0.21	$0.18	$0.37
Earnings per share — diluted	$0.08	$0.21	$0.18	$0.36

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013 we made the following changes in our internal control over financial reporting:

•                  We added new processes and controls surrounding our acquisition accounting process.

•                  We integrated our acquisition of GeoEye, Inc. into our existing internal control structure and added new internal controls where considered necessary.

Other than described above, there have been no changes in internal control over financial reporting during the three months ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct that governs our senior officers, including our chief executive officer and chief financial officer, and employees. Copies of our Code of Ethics and Business Conduct are available on our website at www.digitalglobe.com. We will post to our website any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE. The information on our website is not incorporated by reference and is not a part of this report.

Copies of our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are available on our website.

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

(2)         Financial Statement Schedules

“Schedule II — Valuation and Qualifying Accounts” is included in the financial statements, see Accounts Receivable and Allowance for Doubtful Accounts in Note 2, “Summary of Significant Accounting Policies”  and income tax valuation allowance in Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalGlobe, Inc.
February 26, 2014
	By:	/s/ Yancey L. Spruill
Name: Yancey L. Spruill
Title: Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Tarr	President and Chief Executive Officer	February 26, 2014
Jeffrey R. Tarr	(Principal Executive Officer), Director

/s/ Yancey L. Spruill	Executive Vice President,	February 26, 2014
Yancey L. Spruill	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Susan M. Fox	Chief Accounting Officer	February 26, 2014
Susan M. Fox	(Principal Accounting Officer)

/s/ Michael P.C. Carns	Director	February 26, 2014
Michael P.C. Carns

/s/ Nick S. Cyprus	Director	February 26, 2014
Nick S. Cyprus

/s/ General Howell M. Estes III	Director	February 26, 2014
General Howell M. Estes III

/s/ Martin C. Faga	Director	February 26, 2014
Martin C. Faga

/s/ Lawrence A. Hough	Director	February 26, 2014
Lawrence A. Hough

/s/ Warren C. Jenson	Director	February 26, 2014
Warren C. Jenson

/s/ Kimberly Till	Director	February 26, 2014
Kimberly Till

/s/ James M. Whitehurst	Director	February 26, 2014
James M. Whitehurst

INDEX TO EXHIBITS

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

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
2.1**	Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC and, GeoEye, Inc.	8-K	001-34299	2.1	7/23/12

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC and, GeoEye, Inc.	8-K	001-34299	2.1	8/30/12

3.1	Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	10-K	001-34299	3.1	02/24/10

3.2	Amended and Restated Bylaws of DigitalGlobe, Inc., effective October 22, 2013.	8-K	001-34299	3.1	10/28/13

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	8-K	001-34299	3.1	01/31/13

4.1	Specimen Common Stock Certificate of DigitalGlobe, Inc.	S-1	333-150235	4.1	05/13/09

4.2	Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee.	8-K	001-34299	4.1	1/31/13

4.3	Form of 5.25% Senior Note due 2021 (included in Exhibit 4.2).	8-K	001-34299	4.2	1/31/13

4.4	Registration Rights Agreement, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., and Morgan Stanley & Co. LLC, as representative of the several initial purchasers of the 5.25% Senior Notes due 2021 of DigitalGlobe, Inc.	8-K	001-34299	4.3	1/31/13

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.1#	EnhancedView Imagery Acquisition Contract #HM021010C0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q/A	001-34299	10.1	5/24/11

10.1.2#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.	10-Q/A	001-34299	10.1	2/24/12

10.1.3#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011.	10-K	001-34299	10.4	2/29/12

10.1.4#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 15, 2012.	10-Q	001-34299	10.46	5/1/12

10.1.5#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.	10-Q	001-34299	10.52	10/31/12

10.1.6#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of December 26, 2012.	10-K	001-34299	10.53	2/26/13

10.1.7#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.56	5/7/13

10.1.8#	Modification Nos. P00035-38 to Contract #HM021010C002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.60	8/6/13

10.1.9#	EnhancedView Imagery Acquisition Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001	10-Q	001-34299	10.2	10/31/13

10.1.10#	Modification P00002 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.11#	Modification P00003 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2.1#	WorldView-3 Satellite Purchase Agreement #60150, dated September 1, 2010, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-Q/A	001-34299	10.2	5/24/11

10.2.2#	Amendment No. 1 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-K	001-34299	10.5.1	2/29/12

10.2.3#	Amendment No. 3 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-K	001-34299	10.5.2	2/29/12

10.2.4#	Amendment No. 4 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp. .	10-K	001-34299	10.5.3	2/29/12

10.2.5#	Amendment No. 5 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-K	001-34299	10.5.4	2/29/12

10.2.6#	Amendment No. 6 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-Q	001-34299	10.45	5/1/12

10.2.7#	Amendments Nos. 7 and 8 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-K	001-34299	10.5.5	2/26/13

10.2.8#	Amendments No. 9 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-Q	001-34299	10.5.6	5/7/13

10.2.9#	Amendment No. 10 to WorldView-3 Satellite Purchase Agreement #60150, by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.	10-Q	001-34299	10.5.7	8/6/13

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.3.1#	WorldView-3 Instrument Purchase Agreement #60151, dated September 1, 2010, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.	10-Q/A	001-34299	10.3	5/24/11

10.3.2#	Modifications #1-5 and 7-12 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.	10-K	001-34299	10.6.1	2/29/12

10.3.3#	Modifications #13, 14, 16 and 17 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.	10-K	001-34299	10.6.2	2/26/13

10.3.4#	Modifications Nos. 18, 19 and 20 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.	10-Q	001-34299	10.6.3	5/7/13

10.3.5#	Modifications Nos. 21, 22, 23, 24 and 25 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.	10-Q	001-34299	10.6.4	8/6/13

10.3.6#	Modifications No. 26 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, LLC.	10-Q	001-34299	10.1	10/31/13

10.4	Credit and Guaranty Agreement, dated October 12, 2011, among DigitalGlobe, Inc., the guarantors and lenders named therein, Morgan Stanley Senior Funding, Inc., J.P. Morgan Securities, LLC and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent.	8-K	001-34299	10.1	10/13/11

10.5	Office Lease, dated March 19, 2008, by and between DigitalGlobe, Inc. and K/B Fund IV.	S-1	333-150235	10.6	4/14/08

10.6	First Amendment to Office Lease, dated September 10, 2004, by and between K/B Fund IV and DigitalGlobe, Inc.	10-K	001-34299	10.7	2/28/11

10.7	First Amendment to Lease, dated April 18, 2005, by and between Hub Properties Trust and DigitalGlobe, Inc.	10-K	001-34299	10.8	2/28/11

10.8	First Amendment to Lease dated October 14, 2011, by and between Hub Properties Trust and DigitalGlobe, Inc.	10-K	001-34299	10.10	2/29/12

10.9*	Employment Agreement by and between DigitalGlobe, Inc. and Yancey L. Spruill, dated as of June 1, 2008.	S-1	333-150235	10.11	3/24/09

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.10*	Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, dated as of February 22, 2011.	8-K	001-34299	10.1	2/28/11

10.11*	Amended and Restated 1999 Equity Incentive Plan.	S-1	333-150235	10.18	4/14/08

10.12*	2007 Employee Stock Option Plan, as amended.	10-K	001-34299	10.26	2/29/12

10.13*	Amended and Restated 2007 Employee Stock Option Plan.	8-K	001-34299	10.1	5/25/12

10.14*	Form of Amendment to Executive Employment Agreement.	8-K	001-34299	10.2	10/29/10

10.15*	Form of Incentive Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter.	10-K	001-34299	10.29	2/28/11

10.16*	Form of Incentive Stock Option Award Agreement, 25% vest annually.	10-K	001-34299	10.30	2/28/11

10.17*	Form of Non-Qualified Stock Option Award Agreement, 25% vest on the first year anniversary of the grant date and monthly thereafter.	10-K	001-34299	10.31	2/28/11

10.18*	Form of Non-Qualified Stock Option Award Agreement, 25% vest annually.	10-K	001-34299	10.32	2/28/11

10.19*	Form of Restricted Stock Award Agreement, 25% vest annually.	10-K	001-34299	10.33	2/28/11

10.20*	Executive Compensation and Equity Awards.	8-K	001-34299	10.1	3/12/12

10.21*	Executive Success Sharing Plan, effective as of January 1, 2012.	8-K	001-34299	10.2	3/12/12

10.22*	Form of Incentive Stock Option Award Agreement.	8-K	001-34299	10.3	3/12/12

10.23*	Form of Incentive Stock Option Award Agreement with double trigger acceleration.	8-K	001-34299	10.4	3/12/12

10.24*	Form of Nonqualified Stock Option Award Agreement.	8-K	001-34299	10.5	3/12/12

10.25*	Form of Nonqualified Stock Option Award Agreement with double trigger acceleration	8-K	001-34299	10.6	3/12/12

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.26*	Form of Restricted Stock Award Agreement	8-K	001-34299	10.7	3/12/12

10.27*	Form of Restricted Stock Award Agreement with double trigger acceleration	8-K	001-34299	10.8	3/12/12

10.28*	Form of Performance Share Unit Award Agreement	8-K	001-34299	10.9	3/12/12

10.29	Cerberus Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC.	8-K	001-34299	10.1	7/23/12

10.30	Voting Agreement, dated as of July 22, 2012, by and among DigitalGlobe, Inc., Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC.	8-K	001-34299	10.2	7/23/12

10.31	Voting Agreement, dated as of July 22, 2012 by and between DigitalGlobe, Inc. and Lt. General James A. Abrahamson, USAF (Ret.)	8-K	001-34299	10.3	7/23/12

10.32	Voting Agreement, dated as of July 22, 2012, by and between DigitalGlobe, Inc. and Matthew M. O’Connell.	8-K	001-34299	10.4	7/23/12

10.33	Credit Agreement, dated January 31, 2013, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.	8-K	001-34299	10.1	1/31/13

10.34	Registration Rights Agreement, dated January 31, 2013 by and between DigitalGlobe, Inc., Cerberus Satellite LLC, Cerberus Partners II, L.P., and Cerberus Series Four Holdings, LLC.	8-K	001-34299	10.2	1/31/13

10.35*	GeoEye, Inc. 2010 Omnibus Incentive Plan.	10-K	001-33015	10.22	3/15/11

10.36*	Amendment to GeoEye, Inc. 2010 Omnibus Incentive Plan.	10-Q	001-33015	10.1	8/2/11

10.37*	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.	10-K	001-33015	10.1	3/15/07

10.38*	Form of Indemnification Agreements for Directors and Executive Officers.	8-K	001-34299	10.1	10/3/13

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.39*	Form of Restricted Share Unit Award Agreement.	10-Q	001-34299	10.3	10/3/13

10.40*	Form of Performance Share Unit Award Agreement.	10-Q	001-34299	10.4	10/3/13

10.41*	Deferred Compensation Plan, effective October 1, 2013.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Yancey L. Spruill, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2

Certification of the Company’s Chief Financial Officer, Yancey L. Spruill, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL): (i.) Audited Consolidated Statements of Operations

X

101

(ii.) Audited Consolidated Balance Sheets (iii.) Audited Consolidated Statements of Cash Flows (iv.) Audited Consolidated Statements of Stockholders’ Equity and Statement of Comprehensive Income (Loss) (v.) Related notes, tagged or blocks of text

X

#                                         Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*                                         Management contract or compensatory plan arrangement.

**                                  This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the U.S. Securities and Exchange Commission upon request.