Form 10-Q
period 2014-03-31
DIGITALGLOBE, INC.
filed 2014-05-01
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of April 23, 2014, there were 75,447,410 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
(in millions, except per share data)	2014	2013
Revenue	$156.5	$127.6
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	39.5	40.9
Selling, general and administrative	53.0	79.8
Depreciation and amortization	57.6	47.3
Restructuring charges	1.1	20.3
Loss on abandonment of asset	1.2	—
Income (loss) from operations	4.1	(60.7)
Loss from early extinguishment of debt	—	(17.8)
Other income, net	0.1	0.3
Interest expense, net	—	(1.4)
Income (loss) before income taxes	4.2	(79.6)
Income tax (expense) benefit	(3.8)	19.0
Net income (loss)	0.4	(60.6)
Preferred stock dividends	(1.0)	(0.6)
Net loss less preferred stock dividends	(0.6)	(61.2)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(0.6)	$(61.2)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.96)
Weighted average common shares outstanding:
Basic and diluted	75.0	64.0

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except par value)	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170.5	$229.1
Restricted cash	5.4	6.9
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $2.4, respectively	119.1	116.3
Prepaid and current assets	26.8	33.8
Deferred taxes (Note 12)	5.5	5.9
Total current assets	327.3	392.0
Property and equipment, net of accumulated depreciation of $935.7 and $880.6, respectively	2,178.2	2,177.5
Goodwill	484.9	459.3
Intangible assets, net of accumulated amortization of $11.2 and $8.7, respectively	51.4	39.9
Aerial image library, net of accumulated amortization of $42.9 and $41.3, respectively	7.5	9.1
Long-term restricted cash	4.0	4.5
Long-term deferred contract costs	41.0	44.9
Other assets	39.0	38.6
Total assets	$3,133.3	$3,165.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11.7	$20.9
Current portion of long-term debt	5.5	5.5
Other accrued liabilities	57.0	80.3
Current portion of deferred revenue	75.9	81.3
Total current liabilities	150.1	188.0
Deferred revenue	369.3	374.6
Long-term debt, net of discount	1,135.9	1,137.1
Long-term deferred tax liability, net (Note 12)	83.7	80.0
Other liabilities	6.0	2.8
Total liabilities	$1,745.0	$1,782.5
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at March 31, 2014; and 0.08 shares issued and outstanding at December 31, 2013	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 75.6 shares issued and 75.4 shares outstanding at March 31, 2014; and 75.5 shares issued and 75.3 shares outstanding at December 31, 2013	0.2	0.2
Treasury stock, at cost; 0.2 shares at March 31, 2014 and at December 31, 2013	(4.2)	(3.5)
Additional paid-in capital	1,461.0	1,457.5
Accumulated deficit	(70.5)	(70.9)
Total DigitalGlobe, Inc. stockholders’ equity	1,386.5	1,383.3
Noncontrolling interest	1.8	—
Total stockholders’ equity	1,388.3	1,383.3
Total liabilities and stockholders’ equity	$3,133.3	$3,165.8

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0.4	$(60.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	57.6	47.3
Amortization of aerial image library, deferred contract costs and lease incentive	5.0	3.9
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	3.9	10.8
Loss on abandonment of asset	1.2	—
Amortization of debt issuance costs and accretion of debt discount, net of capitalized interest	—	1.1
Write-off of debt issuance costs and debt discount	—	12.8
Deferred income taxes	3.8	(19.4)
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	0.1	6.7
Other current and non-current assets	6.3	(2.4)
Accounts payable	(12.1)	(0.7)
Accrued liabilities	(12.7)	(25.4)
Deferred revenue	(13.6)	12.3
Cash fees paid for early extinguishment of long-term debt and debt discount	—	(13.8)
Net cash flows provided by (used in) operating activities	39.9	(27.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(61.8)	(63.1)
Acquisition of businesses, net of cash acquired	(35.7)	(524.0)
Other property and equipment additions	(2.2)	(7.2)
Decrease in restricted cash	2.0	0.8
Net cash flows used in investing activities	(97.7)	(593.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,150.0
Repayment of debt	(1.4)	(481.2)
Payment of debt issuance costs	—	(36.2)
Proceeds from exercise of stock options	1.8	14.6
Preferred stock dividend payment	(1.0)	—
Other	(0.2)	1.2
Net cash flows (used in) provided by financing activities	(0.8)	648.4
Net (decrease) increase in cash and cash equivalents	(58.6)	27.5
Cash and cash equivalents, beginning of period	229.1	246.2
Cash and cash equivalents, end of period	$170.5	$273.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Changes to non-cash property, equipment and construction in progress accruals, including interest	12.0	(4.8)
Capital lease obligations	(3.1)	—
Issuance of shares of common and convertible preferred stock for acquisition of business	—	836.5
Stock-based compensation awards issued in acquisition of business, net of income taxes	—	13.4
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.                      General Information

DigitalGlobe, Inc. (“DigitalGlobe” or the “Company”) is a leading global provider of geospatial information products and services that support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. DigitalGlobe owns and operates five in-orbit imagery satellites, which collect panchromatic (black and white) or multispectral (color) imagery using visible and near-infrared wavelengths. The Company offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate the Company’s imagery into their business operations and applications.

The Company has two satellites under construction, WorldView-3 and GeoEye-2.  The Company intends to launch WorldView-3 in the summer of 2014.  The Company is making enhancements to GeoEye-2, and anticipates that these enhancements will be completed in the second half of 2014, at which point the satellite will be placed into storage. The Company intends to launch and place into service GeoEye-2 when additional capacity is needed for forecasted growth in demand or to replace capacity lost as satellites currently in-orbit are decommissioned.

On January 31, 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye broadened the Company’s service offerings, enabled it to optimize satellite orbits and collection of imagery, strengthened its production and analytics capabilities, increased the scale of its existing operations and diversified its customer base and product mix. The results of operations of GeoEye have been included in the Company’s Consolidated Financial Statements as of the acquisition date.

NOTE 2.                      Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe and its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP.

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

Comprehensive Income

For the three months ended March 31, 2014 and 2013, there were no material differences between net income (loss) and comprehensive income (loss).

Accounting for Business Acquisitions

The fair value of the net assets and the results of operations of acquired businesses are included in the Unaudited Condensed Consolidated Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets, and deferred tax liabilities. In addition, estimates are used in determining the useful lives of plant and equipment, and the amortizable lives of acquired intangible assets.  Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill.

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company performs its annual test for impairment as of October 1 or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The Company is comprised of a single reporting unit for goodwill impairment testing purposes. Accordingly, fair value is measured based on the Company’s market capitalization as well as a discounted cash flow analysis.  If the recorded value of the reporting unit’s net assets, including goodwill, exceeds its fair value an impairment loss may be required to be recognized.  There were no impairments of goodwill during the three months ended March 31, 2014 or 2013.

Intangible assets (identified as technology, customer relationships, trademarks, U.S. Federal Communications Commission (“FCC”) licenses and other) are recorded at fair value at the time of acquisition. Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the three months ended March 31, 2014 or 2013.

Revenue Recognition

DigitalGlobe’s principal sources of revenue are the licensing of earth imagery products and providing value added production services for end users and resellers. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. The Company’s revenue is generated from: (i) sales of or royalties arising from licenses of imagery; and (ii) subscription services and other service arrangements.

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

The revenue for the majority of the Company’s multiple deliverable arrangements is recognized in accordance with the provisions under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” which were each prospectively adopted as of January 1, 2011. The Company’s EnhancedView contract (the “EnhancedView Contract”) with the National Geospatial-Intelligence Agency (“NGA”) and two of the Company’s Direct Access Program (“DAP”) agreements were entered into prior to the January 1, 2011 adoption of ASU 2009-13 and ASU 2009-14, and have not been subsequently materially modified. As the Company adopted the new guidance on a prospective basis, these agreements will continue to be accounted for under the pre-adoption guidance unless they are materially modified. The Company’s agreements are accounted for as follows:

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

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share to Cerberus Satellite, LLC. In March 2014, Cerberus Satellite, LLC transferred the 80,000 shares of Series A Preferred Stock to Citigroup Global Markets, Inc.  Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to the Company’s equity. The Company declared dividends on the Series A Preferred Stock of $1.0 million during each of the three months ended March 31, 2014 and 2013, which were included in current liabilities at March 31, 2014 and 2013. For the three months ended March 31, 2013, $0.4 million of the dividend was recorded by GeoEye as a pre-acquisition obligation. The Series A Preferred Stock is convertible at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016 the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the right to redeem at its option all, but not less than all, of the Series A Convertible Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date. The Series A Preferred Stock is classified as equity on the Company’s consolidated balance sheet.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

two-class method.  Shares of the Company’s Series A Preferred Stock are participating securities.  The Company includes as potential common shares the weighted-average dilutive effects of outstanding stock options and restricted shares using the treasury stock method.

New Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.  During the three months ended March 31, 2014, there were no new pronouncements issued that would have a material impact on the Company’s financial position or results of operations.

NOTE 3.            Deferred Revenue

Deferred revenue represents cash received in advance of revenue recognition.  The Company’s period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented.  The Company has $445.2 million of deferred revenue recorded on its balance sheet as of March 31, 2014. This balance is primarily attributable to the Company’s EnhancedView and NextView contracts with the NGA, with the remaining balance arising from upfront payments received from our DAP, imagery hosting arrangements, or arrangements which require that the Company refresh previously delivered imagery.  The Company evaluates revenue recognition for each arrangement on a case-by-case basis in accordance with the related accounting literature. A roll forward of the deferred revenue balance from December 31, 2013 to March 31, 2014 is as follows:

	U.S. Government			Diversified Commercial
	Enhanced	Value Added	Pre-FOC Payments Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
Balance, December 31, 2013	$194.3	$99.3	$111.7	$45.7	$4.9	$455.9
Deferred revenue acquired in Spatial Energy acquisition	—	—	—	—	2.8	2.8
Cash collections	62.5	12.8	—	16.2	9.9	101.4
Revenue recognized on deferred revenue	(56.8)	(24.3)	(6.4)	(19.4)	(8.0)	(114.9)
Balance, March 31, 2014	$200.0	$87.8	$105.3	$42.5	$9.6	$445.2

EnhancedView Contract and Service Level Agreement

On August 6, 2010, DigitalGlobe entered into the EnhancedView Contract with NGA. The EnhancedView Contract has a ten-year term, inclusive of nine one-year renewal options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time. The NGA has exercised the first three options under the EnhancedView SLA, collectively extending the SLA through August 31, 2014.

The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing on September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning on September 1, 2014. The Company is required to meet certain service level requirements related to the operational performance of its satellite constellation and related ground systems.

The Company recognizes revenue for the EnhancedView SLA using a proportional performance method. Under this method, revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract. As increasing levels of imaging capacity are made available to NGA, EnhancedView SLA revenue increases proportionally. The contract requires DigitalGlobe to increase the imaging capacity made available to NGA through the addition of its WorldView-3 satellite (scheduled to launch in the summer of 2014) as well as the installation of seven additional remote ground terminals. The Company installed all remote ground terminals required to increase the capacity available under the EnhancedView SLA as of July 31, 2012. The Company anticipates a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time. Accordingly, when WorldView-3 reaches FOC, which the Company anticipates achieving approximately 90 days following the launch, the Company will begin to earn and recognize previously received EnhancedView cash payments that are classified as deferred revenue.

During the first quarter of 2014, DigitalGlobe and NGA agreed to certain modifications of the EnhancedView Contract that included,

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

among other changes, flexibility in the timing of the imaging capacity step-up to accommodate a potential delay of no greater than four months in the launch of WorldView-3. Step-up in the monthly cash payments from NGA remain unchanged, and will increase from $20.8 million per month to $25.0 million per month beginning on September 1, 2014. The modifications did not result in a material change to the SLA accounting methodology and the Company continues to use the proportional performance method of revenue recognition.

Each monthly EnhancedView SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 4% thereafter, depending upon the Company’s performance against pre-defined EnhancedView SLA performance criteria. A performance penalty is assessed in any month that NGA determines that not all of the EnhancedView SLA performance criteria were met. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension of the EnhancedView SLA beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. During the three months ended March 31, 2014 and 2013, there were no holdbacks for penalties.

U.S. Government Value Added Services

U.S. Government value added services arrangements include arrangements whereby the Company meets NGA’s more advanced imagery requirements using its production and dissemination capabilities. Value added services contracts generally include production and hosting of imagery for specified periods of time.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to the current EnhancedView Contract), the Company received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. If the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly. Based on the current estimated useful life of WorldView-1, the Company recognized $6.4 million of revenue related to the pre-FOC payments for each of the three month periods ended March 31, 2014 and 2013.

DAP

Under the DAP, up-front fees are paid by the customer for the initial facility construction and delivery.  The up-front payments are recognized ratably over the estimated customer relationship period, for which the estimated life of the longest-lived satellite accessed by the customer is used. Customers may also pre-pay for their access minutes resulting in deferred revenue until the minutes are consumed.

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

GeoEye common stockholders received, in the aggregate, approximately 25.9 million shares of DigitalGlobe’s common stock and $92.8 million in cash in exchange for their shares of GeoEye common stock. In addition, each share of GeoEye’s Series A Convertible Preferred Stock was converted into one newly-designated share of Series A Preferred Stock of DigitalGlobe and $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A Convertible Preferred Stock was convertible. As a result, DigitalGlobe issued 80,000 shares of Series A Preferred Stock and paid approximately $11.0 million in cash to GeoEye’s Series A Convertible Preferred stockholder. The Company also assumed the awards outstanding under GeoEye’s equity incentive plans. Immediately following the acquisition, the former GeoEye stockholders owned approximately 35% of DigitalGlobe’s common stock.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company incurred total acquisition costs of $33.5 million related to the acquisition of GeoEye of which $20.8 million was incurred during the three months ended March 31, 2013.

In accordance with the terms of the GeoEye Senior Secured Notes agreements, the Company redeemed the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due in 2015 and $125.0 million 8.625% Senior Secured Notes due in 2016 and paid fees and expenses associated with the redemption totaling approximately $55.3 million and accrued interest of $16.4 million.

The total purchase price for the acquisition of GeoEye was as follows:

(in millions)	Amount
Net cash received	$(76.2)
DigitalGlobe common stock	723.8
DigitalGlobe Series A Preferred Stock	114.0
DigitalGlobe equity awards issued to replace GeoEye equity awards	22.4
Long-term debt issued to redeem GeoEye’s long-term debt including early termination penalties and accrued interest	596.7
Aggregate purchase price	$1,380.7

The Company’s closing share price on January 31, 2013 was $27.97, whereby pursuant to the acquisition method of accounting, it is considered the fair value of each DigitalGlobe common share issued in connection with the acquisition of GeoEye.

The Company has recognized the assets and liabilities of GeoEye based on its estimate of their acquisition date fair values. The fair value of GeoEye’s property and equipment was estimated using a market approach. A market approach uses prices and other relevant information generated by market transactions involving comparable assets. The fair value of GeoEye’s satellites was estimated using a replacement cost approach and was based on the amount that would be required to replace the service capacity of the assets. Under the replacement cost approach, the Company estimated the cost of a similar satellite having the nearest equivalent utility to the satellite being valued. The Company then adjusted this value, as necessary, for physical depreciation, functional obsolescence or economic obsolescence. As of the acquisition date, identifiable intangible assets, excluding technology, were measured at fair value primarily using various “income approaches,” which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method. Technology was valued using a cost approach.  The excess of purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.  None of the goodwill associated with this acquisition is deductible for tax purposes.

The following represents DigitalGlobe’s final allocation of the total purchase price to the acquired assets and liabilities assumed from GeoEye at the completion of the one year measurement period:

(in millions)	Amount
Current assets, net of cash acquired	$89.0
Property, plant and equipment, including satellite constellation	975.4
Identifiable intangible assets:
Technology	26.0
Customer relationships	14.0
Trademarks	5.0
FCC licenses and other	2.5
Other noncurrent assets	4.6
Current liabilities	(51.1)
Deferred revenue	(12.1)
Long-term deferred tax liability, net	(119.2)
Fair value of acquired assets and assumed liabilities	934.1
Goodwill	446.6
Aggregate purchase price	$1,380.7

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of DigitalGlobe and GeoEye for the period presented, as though the acquisition of GeoEye had occurred on January 1, 2013.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data)	Three Months Ended March 31, 2013
Operating revenue	$137.4
Net (loss) income	(55.9)
Net (loss) income available to common stockholders	(56.9)
Basic (loss) earnings per common share	$(0.77)
Diluted (loss) earnings per common share	$(0.77)

This pro forma information reflects certain adjustments to DigitalGlobe’s previously reported operating results, primarily:

•                  elimination of non-recurring transaction costs;

•      increased amortization of stock-based compensation;

•      increased amortization expense related to identifiable intangible assets recorded as part of the acquisition;

•      changes to depreciation expense as a result of the fair value adjustment to property and equipment;

•      decreased interest expense due to lower interest rates on long-term debt; and

•      related income tax effects.

The pro forma information does not reflect the actual results of operations had the acquisition been consummated at January 1, 2013, nor is it necessarily indicative of present or future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition (other than those realized subsequent to the January 31, 2013 acquisition date).

Other Acquisitions

During the three month period ended March 31, 2014, the Company acquired Spatial Energy.  Spatial Energy complements the Company’s industry verticals capabilities, primarily for the oil and gas vertical.  The cash paid for this acquisition totaled approximately $35.7 million, net of cash acquired.  The Company recorded goodwill of $26.3 million from this acquisition, and it is deductible for tax purposes.  The determination of fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  The Company expects to complete its final determinations no later than the first quarter of 2015.  The final determinations may be significantly different than those reflected in its Unaudited Condensed Consolidated Financial Statements as of March 31, 2014.  This acquisition was not significant to the Company’s consolidated results of operations or financial position during the period ended March 31, 2014.

During the three month period ended March 31, 2013, the Company acquired Tomnod, Inc. for $4.0 million, consisting of $3.5 million of cash and $0.5 million of accrued liabilities. The Company recorded goodwill from this acquisition of $3.3 million.  The goodwill associated with this acquisition is not deductible for tax purposes.  The final allocation of the purchase price for this acquisition was based on the Company’s estimate of the fair values of assets acquired and liabilities assumed as of the acquisition date and it was completed during the three month period ended March 31, 2014.

Pro forma results for the Company’s other acquisitions have not been presented as such results would not be materially different from the Company’s actual results.

NOTE 5.            Property and Equipment

Property and equipment consisted of the following:

(in millions)	Depreciable Life (in years)	March 31, 2014	December 31, 2013
Satellites	0.5 – 12	$1,323.6	$1,323.6
Construction in progress	–	1,326.2	1,283.9
Computer equipment and software	3	317.8	307.7
Machinery and equipment, including ground terminals	5	101.4	98.6
Furniture, fixtures and other	3 – 7	38.5	37.9
Land and buildings	34	6.4	6.4
Total property and equipment		3,113.9	3,058.1
Accumulated depreciation and amortization		(935.7)	(880.6)
Property and equipment, net		$2,178.2	$2,177.5

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates a constellation of five in-orbit satellites. The net book value of each satellite is as follows:

(in millions)	Depreciable Life (in years)		March 31, 2014	December 31, 2013
Quickbird	12.2		$0.2	$0.6
Worldview-1	10.5		185.7	197.0
WorldView-2	11		284.2	294.7
IKONOS	9	(1)	—	—
GeoEye-1	9	(1)	162.4	173.0
Satellites, net			$632.5	$665.3

(1)         Remaining depreciable life determined as of January 31, 2013, the acquisition date of GeoEye, was 0.5 years for IKONOS and 5 years for GeoEye-1.

Depreciation expense for property and equipment was $55.1 million and $45.9 million for the three months ended March 31, 2014, and 2013, respectively.

Construction in progress includes the WorldView-3 and GeoEye-2 satellites, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest.  The IKONOS, GeoEye-1, and GeoEye-2 satellites were added from our acquisition of GeoEye.  The Company currently expects to complete construction and launch WorldView-3 in the summer of 2014.

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

The expected depreciable life of a satellite is determined once the satellite has been placed into orbit. A satellite’s expected depreciable life is determined by considering certain factors including: (i) the orbit in which the satellite is placed; (ii) the supply of fuel; (iii) environmental stress; (iv) the anticipated environmental degradation of solar panels and other components; (v) the anticipated levels of solar radiation; (vi) the probability of design failure of the satellite’s components from design or manufacturing defect; and (vii) the quality of the satellite’s construction. The Company depreciates the cost of a satellite, after the satellite has been successfully placed into service, over its expected useful life using the straight-line method of depreciation as the Company anticipates that the satellite will provide consistent levels of imagery over its useful life.  The Quickbird and IKONOS satellites are nearing the end of their expected useful lives.

If a satellite were to fail to launch or fail while in orbit, the resulting loss would be charged to expense in the period in which such loss was to occur.  The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6.            Goodwill and Other Intangibles

The following table summarizes the change in goodwill during the three month period ended March 31, 2014:

(in millions)	Amount
Balance, December 31, 2013	$459.3
Purchase accounting adjustment	(0.7)
Acquisitions	26.3
Balance, March 31, 2014	$484.9

The following table summarizes the Company’s acquired intangible assets:

	Useful	March 31, 2014			December 31, 2013
(in millions)	Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Technology	3 – 5	$26.9	$(6.4)	$20.5	$26.9	$(5.0)	$21.9
Customer relationships	12 – 18	27.4	(1.5)	25.9	14.0	(1.1)	12.9
Trademarks	3	5.6	(2.0)	3.6	5.0	(1.5)	3.5
FCC licenses and other	1 - 20	2.7	(1.3)	1.4	2.7	(1.1)	1.6
Total		$62.6	$(11.2)	$51.4	$48.6	$(8.7)	$39.9

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the three month period ended March 31, 2014, the Company added approximately $14.0 million of intangible assets that were related to the acquisition of Spatial Energy.

The Company is in the process of finalizing the valuation of goodwill and intangible assets acquired in the first quarter of 2014.  Such valuations will be completed within one year of purchase.  Accordingly, these amounts represent preliminary estimates, which are subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations.

Total intangible amortization expense recognized was $2.5 million and $1.4 million during the three month periods ended March 31, 2014 and 2013, respectively.  The estimated future annual amortization expense for acquired intangible assets is as follows:

(in millions)
Fiscal Years Ending December 31,	Amount
2014(1)	$7.8
2015	9.5
2016	7.6
2017	7.4
2018	2.6
Thereafter	16.5
Total amortization expense	$51.4

(1)         Represents estimated amortization for the nine month period ended December 31, 2014.

NOTE 7.            Other Accrued Liabilities

(in millions)	March 31, 2014	December 31, 2013
Compensation and other employee benefits	$12.5	$23.0
Construction in progress accruals	14.9	19.0
Accrued interest payable	5.3	13.2
Accrued restructuring costs	0.5	2.4
Accrued taxes	3.1	2.6
Other accrued expense	20.7	20.1
Total other accrued liabilities	$57.0	$80.3

Compensation and other employee benefits include payroll, accrued bonus expense and vacation accrual. Construction in progress accruals include amounts for milestone payments due on the procurement and construction of the WorldView-3 and GeoEye-2

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

satellites. Other accruals consist of third party commission expense, professional fees, remote ground terminal maintenance, deferred contract costs and the current portion of deferred lease incentives.

NOTE 8.            Debt

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5:1.0 or lower. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.  At the closing of the 2013 Credit Facility, the Company borrowed the full amount of the Senior Secured Term Loan Facility.  As of March 31, 2014, the Company had not drawn any amounts under the Senior Secured Revolving Credit Facility.

The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. The Company was in compliance with its debt covenants as of March 31, 2014.

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

The Senior Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes were not freely transferable on February 1, 2014 under Rule 144 of the Securities Act, by persons that are not “affiliates” (as defined under Rule 144) of the Company. As of February 1, 2014, the Senior Notes are freely transferable and are eligible for resale pursuant to Rule 144 under the Securities Act.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance the Company’s $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due in 2015 and $125.0 million 8.625% Senior Secured Notes due in 2016 assumed in connection with the acquisition of GeoEye, to pay the cash consideration under the merger agreement with GeoEye and to pay fees and expenses related to the foregoing transactions.

The following table represents the Company’s future debt payments as of March 31, 2014:

(in millions)	Long-term debt (excluding interest payments)
2014(1)	$4.1
2015	5.5
2016	5.5
2017	5.5
2018	5.5
Thereafter	1,118.4
Total	$1,144.5

(1)      Represents long-term debt principal payments for the nine month period ending December 31, 2014.

Letters of Credit

At each of March 31, 2014 and December 31, 2013, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. Additionally, at March 31, 2014 and December 31, 2013, the Company had $1.1 million of restricted cash under the lease agreement for its office location in Herndon, Virginia.  At March 31, 2014 and December 31, 2013, the Company had $7.1 million and $9.1 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support its obligations to customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

Interest Expense, net

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees, line of credit fees, interest capitalized and interest income.

	For the three months ended March 31,
(in millions)	2014	2013
Interest	$13.1	$10.9
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	1.5
Capitalized interest	(14.8)	(10.9)
Interest expense	$0.1	$1.5
Interest income	(0.1)	(0.1)
Interest expense, net	$—	$1.4

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at March 31, 2014	$81.1	$81.1	$—	$—
Cash equivalents at December 31, 2013	79.1	79.1	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At March 31, 2014 and December 31, 2013, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of March 31, 2014 and December 31, 2013.

The fair value of the Senior Secured Term Loan Facility and the Senior Notes in the following table was based upon trading activity among lenders and are classified within Level 1 of the valuation hierarchy.

(in millions)	Total Carrying Value	Principal	Estimated Fair Value
Senior Secured Term Loan Facility at March 31, 2014	$542.5	$544.5	$544.5
Senior Secured Term Loan Facility at December 31, 2013	543.8	545.9	547.9
Senior Notes at March 31, 2014	598.9	600.0	595.5
Senior Notes at December 31, 2013	598.8	600.0	585.0

NOTE 10.     Stock-Based Compensation

Stock-Based Compensation Program

The Company has equity incentive plans that provide for grants to employees of stock options, restricted stock and unrestricted shares. The date of grant of the awards is used as the measurement date.  The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

The Company recognized total stock-based compensation during the three month periods ended March 31, 2014 and 2013 of $4.1 million and $11.0 million, respectively. Stock-based compensation capitalized to assets under construction for the three month periods ended March 31, 2014 and 2013 was $0.2 million for each period.

During the three month period ended March 31, 2014, the Company awarded 0.7 million unvested restricted stock units at an average grant date price of $39.48 per share.  Of this amount, 0.1 million stock units represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting both a service requirement and either a Company financial performance condition or a Company stock market performance condition.  The number of units granted with the financial performance condition that ultimately will vest is based on a return on invested capital measurement over the three year vesting period of the awards.  The awards granted with a financial performance condition have a grant date fair value of $37.37 per share. The number of units granted with the stock market performance condition that ultimately will vest is based on a measurement of  the change in the Company’s average stock price compared to the change in value of the Russell 2000 stock index as determined over the three year vesting period of the awards.  The awards granted with the stock market performance condition were valued at a grant date fair value of $54.10 per share using a Monte Carlo simulation.  For both types of awards with performance conditions, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.

Total unrecognized compensation expense related to share options is $3.8 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.7 years. As of March 31, 2014, the number of options outstanding was 2.5 million at a weighted-average exercise price of $20.21 and the number of options exercisable was 1.9 million at a weighted-average exercise price of $21.44 per share.

As of March 31, 2014, total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units is $37.1 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.8 years.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Approximately $6.6 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain financial performance and stock market performance conditions.

Treasury Stock

During the first quarter of 2014 and 2013, certain participants elected to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vested. The quantity and value of the shares withheld were immaterial and have been included in treasury shares.  The Company made no open market repurchases of its common stock during the three months ended March 31, 2014 and 2013.

NOTE 11.     Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted earnings per share (“EPS”) is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options and restricted stock awards. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method. Securities that contain non-forfeitable rights to dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and dilutive EPS pursuant to the two-class method. Net losses are not allocated to the Company’s participating securities. The shares of the Company’s Series A Preferred Stock are participating securities.

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive share of common stock were anti-dilutive due to the Company’s net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares of common stock are excluded when the effect would be to reduce net loss per share.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended March 31,
(in millions, except per share data)	2014	2013
Net loss per share:
Net income (loss)	$0.4	$(60.6)
Preferred stock dividends	(1.0)	(0.6)
Net loss less preferred stock dividends	(0.6)	(61.2)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(0.6)	$(61.2)
Basic weighted average number of common shares outstanding	75.0	64.0
Assuming exercise of stock options and restricted shares	—	—
Diluted weighted average number of common shares outstanding	75.0	64.0
Net loss per share:
Basic and diluted	$(0.01)	$(0.96)

The number of options, non-vested restricted stock awards and potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted EPS, because the effects thereof were anti-dilutive, were 7.3 million and 8.5 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 12.     Income Taxes

In connection with the preparation of the Company’s Unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2014, the Company determined that it had incorrectly classified a $37.2 million deferred tax asset as a current asset that should have been classified as a noncurrent asset at December 31, 2013.  The Company has concluded that the impact of the error was not material to the previously issued financial statements.  However, the Company has elected to revise its previously issued December 31, 2013 Consolidated Balance Sheet to facilitate comparison among periods. The deferred tax current asset and long-term deferred tax liability, net balances were $43.1 million and $117.2 million as originally reported, respectively, and were revised to $5.9 million and $80.0 million, respectively.

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax income (loss). The Company’s effective income tax rate for the three months ended March 31, 2014 was 90.5%, compared to 23.9% for the three months ended March 31, 2013. The 2014 effective tax rate was higher than the statutory rate of 35% primarily due to the amount of forecasted non deductible expenses relative to the forecasted full year pre-tax profit.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13.     Restructuring Charges

The Company has initiated a series of restructuring activities intended to improve its operational efficiency as a result of its acquisition of GeoEye. The restructuring enhances the Company’s ability to provide cost-effective offerings to customers, enables the Company to retain and expand its existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs, including contract termination charges to effect the restructuring activities.

The restructuring costs totaled $1.1 million and $20.3 million for the three month period ended March 31, 2014 and 2013, respectively. The restructuring liability is included in current other accrued liabilities. The Company’s restructuring activities related to the acquisition of GeoEye have been completed as of March 31, 2014.  Costs incurred subsequent to March 31, 2014 will be recorded as either cost of sales or selling, general and administrative expense.

The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2013	$2.3	$—	$0.1	$2.4
Provision for restructuring charges (1)	0.3	0.7	—	1.0
Cash payments	(2.2)	(0.7)	—	(2.9)
Balance, March 31, 2014	$0.4	$—	$0.1	$0.5

(1)         Restructuring charges for the three months ended March 31, 2014 excludes $0.1 million of share-based compensation associated with the accelerated vesting of stock awards as such charges are not components of the restructuring liability.

NOTE 14.     Non-Controlling Interest

In connection with an acquisition completed during the three month period ended March 31, 2014, the Company obtained a majority interest in a subsidiary, and control of the subsidiary’s board of directors.  A third party investor owns approximately 25% of the outstanding shares of the subsidiary.  Accordingly, the Unaudited Condensed Consolidated Financial Statements include the financial position of this subsidiary as of March 31, 2014 and the results of operations of this subsidiary since the date of acquisition.  The Company has recognized the carrying value of the non-controlling interest as a component of shareholders’ equity.  The operating results of the subsidiary attributable to the non-controlling interest are immaterial and are included in Other income (expense), net.

NOTE 15.     Related Party Transactions

Cerberus Agreement

On July 22, 2012, DigitalGlobe entered into an agreement (the “Cerberus Agreement”) with Cerberus Capital Management, L.P., Cerberus Partners II, L.P., Cerberus Series Four Holdings, LLC, and Cerberus Satellite LLC (collectively, the “Cerberus Parties”) Pursuant to the Cerberus Agreement, the Cerberus Parties held the right to appoint one director to the DigitalGlobe Board of Directors, with a term to expire at the 2014 DigitalGlobe Annual Meeting of Stockholders. General Michael P.C. Carns, the Cerberus Parties’ designee, was appointed to the DigitalGlobe Board of Directors effective January 31, 2013 in connection with the closing of the acquisition of GeoEye. General Carns is not standing for re-election at the 2014 Annual Meeting of Stockholders. In addition, as a result of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock to Cerberus Satellite, LLC.  In March 2014, Cerberus Satellite, LLC transferred the 80,000 shares of Series A Preferred Stock to Citigroup Global Markets, Inc.

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for a less than 20% ownership interest in a joint venture in China. During the three months ended March 31, 2014 and 2013, the joint venture purchased $1.2 million and $3.9 million in products and services from the Company, respectively. Amounts owed to the Company by the joint venture at March 31, 2014 and December 31, 2013, were $1.8 million and $6.7 million, respectively.

NOTE 16.     Commitments and Contingencies

The Company enters into agreements in the ordinary course of business with customers, vendors and others. Most of these agreements require the Company to indemnify the other party against third-party claims alleging that one of its products infringes or

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 17.     Significant Customers and Geographic Information

DigitalGlobe recognized revenue related to contracts with the U.S. Government, its largest customer, of $97.6 million and $77.5  million for the three months ended March 31, 2014 and 2013, respectively. This represented 62.4% and 60.7% of the Company’s total revenue for the three months ended March 31, 2014 and 2013, respectively.  The Company sells to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent.

DigitalGlobe has organized its sales leadership and marketing efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of the Company’s DAP as well as customers in international defense and intelligence, civil government, location-based services and industry verticals. The following table summarizes revenue for these two groups:

	For the three months ended March 31,
(dollars in millions)	2014	2013
U.S. Government	$97.6	$77.5
Diversified Commercial	58.9	50.1
Revenue	$156.5	$127.6

Total U.S. and international revenue was as follows:

	For the three months ended March 31,
(dollars in millions)	2014	2013
U.S.	$111.6	$90.8
International	44.9	36.8
Revenue	$156.5	$127.6

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of Congress and the administration, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that U.S. government sanctions against specified companies and individuals in Russia may limit our ability to conduct business with potential or existing customers; the risk that anticipated benefits and synergies from the strategic combination of the Company and GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition, including possibly from companies with substantial financial and other resources and services, that may reduce our market share or cause us to lower our prices; our inability to fully integrate acquisitions or to achieve planned synergies, changes in satellite imaging technology; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward looking statements.

References in this filing to “DigitalGlobe,” “Company,” “we,” “us,” and “our” refer to DigitalGlobe, Inc. and its consolidated subsidiaries.

Overview

We are a leading global provider of geospatial information products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Each day users depend on our data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. Our principal customers are U.S. and foreign governments, civil agencies and providers of location-based services (“LBS”). Additionally, we serve a wide variety of companies in industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our five high-resolution imaging satellites and maintained in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 4.8 billion square kilometers of imagery, an area the equivalent of 32 times the landmass of the earth, accumulated since 1999. As of March 31, 2014, our collection capacity was approximately 1.2 billion square kilometers of imagery per year, or the equivalent of roughly eight times the earth’s land surface area.

Increasing the capacity of our constellation and adding a new satellite, WorldView-3, which is currently under construction and expected to be launched in the summer of 2014, will enable us to provide customers with superior performance and service, and grow our revenue.  As a result of the significant amount of constellation capacity that will be made available to the United States National

Geospatial-Intelligence Agency (“NGA”), we anticipate an increase in revenue once WorldView-3 reaches full operational capability (“FOC”), which we expect to achieve approximately 90 days after launch.

On January 31, 2013, we completed the acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye increased the scale of our operations, diversified our customer and product mix, broadened our service offerings, enabled us to optimize our satellite orbits and collection of imagery, and strengthened our production and analytics capabilities. The combined company has five operational satellites in orbit and, in addition, two satellites nearing end of construction. Refer to Note 4 “Business Acquisitions” to the Unaudited Condensed Consolidated Financial Statements for further discussion. We incurred the following combination-related costs in conjunction with the acquisition of GeoEye during the three month periods ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014
(in millions)	Expensed	Capitalized	Total
Restructuring costs	$1.1	$—	$1.1
Integration costs	3.8	10.0	13.8
Total combination related costs	$4.9	$10.0	$14.9

	For the three months ended March 31, 2013
(in millions)	Expensed	Capitalized	Total
Restructuring costs	$20.3	$—	$20.3
Integration costs	7.9	1.2	9.1
Acquisition costs	20.8	—	20.8
Debt related costs	17.8	36.6	54.4
Total combination related costs	$66.8	$37.8	$104.6

Restructuring costs are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing redundant workforce, consolidating facilities and systems, and realigning our ground terminal networks. Integration costs that are expensed consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Capitalized costs relating to integration primarily consist of property, equipment and leasehold improvements necessary to consolidate operations. Acquisition costs were costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Debt-related costs were related to entering into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”) and issuing $600.0 million of 5.25% Senior Notes due 2021, the proceeds of which were used to refinance our $500.0 million senior secured term loan and our $100.0 million senior secured revolving credit facility, and fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 we assumed in the acquisition.

We anticipate that the synergies associated with our acquisition of GeoEye will be substantially realized by the third quarter of this year.  Our operating expense synergies are principally from labor cost reductions and operational infrastructure savings.  We may initiate additional restructuring activities in the future.

The GeoEye acquisition has increased our revenue and assets, as well as diversified our customer base.  By optimizing orbits, coordinating scheduling and optimizing collection of imagery, we expect to increase satellite imaging capacity and improve timelines and revisit rates that will enable us to better serve customers.

The amount of imagery capacity available from our satellite constellation is a factor in determining cash flow forecasts and potential future revenue.  We will continue to make capital expenditures on WorldView-3 until its completion and launch, which we anticipate to be in the summer of 2014.  We are currently completing enhancements to our GeoEye-2 satellite and anticipate that those will be completed in the second half of 2014, at which point the satellite will be placed into storage. We intend to launch and place into service our GeoEye-2 satellite when additional capacity is needed for forecasted growth in demand or to replace capacity lost as satellites currently in-orbit are decommissioned.  Capitalization of all costs associated with this satellite will cease during the period in which the satellite is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred.  Costs associated with enhancements to satellite capability will be capitalized.

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, where we discuss our more significant judgments and estimates used in the preparation of the Unaudited Condensed Consolidated Financial Statements. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of our Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Unaudited Condensed Consolidated Financial Statements.

Backlog

The following table represents our backlog as of March 31, 2014. “Next 12 Months” backlog refers to the backlog expected to be recognized as revenue during the period between April 1, 2014 and March 31, 2015.

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$273.7	$2,107.9
Amortization of pre-FOC payments related to NextView	25.5	105.3
Other revenue and value added services	57.2	126.1
Total U.S. Government	356.4	2,339.3

Diversified Commercial:
DAP	64.6	125.0
Other Diversified Commercial(1)	90.8	157.3
Total Diversified Commercial	155.4	282.3

Total Backlog	$511.8	$2,621.6

(1)              Other Diversified Commercial backlog consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from Diversified Commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView contract (the “EnhancedView Contract”) with NGA, amounts committed under Direct Access Program (“DAP”) agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts on which we participate for products and services that we believe we are qualified to provide.

The EnhancedView Contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. The EnhancedView Contract contains multiple deliverables, including a service level agreement portion (“EnhancedView SLA”) described below, infrastructure enhancements and other services.  Although NGA may terminate the contract at any time and is not obligated to exercise any of the remaining six renewal options, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject only to annual Congressional appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

The amortization of pre-FOC payments related to our NextView agreement with NGA will be recognized over the expected useful life of WorldView-1.  The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of the satellite and we do not consider it a reduction in our capacity to generate additional sales. Additionally, if the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified and either reduced in the event that the life of WorldView-1 is extended, or increased in the event the life of WorldView-1 is reduced.

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

We recognize revenue for the EnhancedView SLA using a proportional performance method. Under this method, revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract. As increasing levels of imaging capacity are made available to NGA, EnhancedView SLA revenue increases proportionally. The contract requires us to increase the imaging capacity made available to NGA through the addition of our WorldView-3 satellite (scheduled to launch in the summer of 2014).  Given the significant amount of imaging capacity that will be made available to NGA after WorldView-3 becomes operational, we anticipate a material increase in revenue after WorldView-3 reaches FOC.  Accordingly, when WorldView-3 reaches FOC, we will begin to earn and recognize previously deferred revenue.

During the first quarter of 2014, DigitalGlobe and NGA agreed to certain modifications of the EnhancedView Contract that included, among other changes, flexibility in the timing of the capacity step-up to accommodate a potential delay of no greater than four months in the launch of WorldView-3. Step-up in the monthly cash payments from NGA remain unchanged, and will increase from $20.8 million per month to $25.0 million per month beginning on September 1, 2014. The modifications did not result in a material change to the SLA accounting methodology and we continue to use the proportional performance method of revenue recognition.

Revenue recognized under the EnhancedView SLA was $56.8 million for the each of the three month periods ended March 31, 2014 and 2013, respectively, and deferred revenue related to the EnhancedView SLA was $5.7 million for each of the three month periods ended March 31, 2014 and March 31, 2013, respectively.  Deferred revenue represents cash received in advance of revenue recognition.  Accordingly, our period-end deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented. Each monthly SLA payment is subject to a performance penalty ranging from 3% to 10% through February 28, 2013 and 4% thereafter, depending upon our performance against pre-defined SLA performance criteria. If NGA determines that not all of the SLA performance criteria were met in a given month, a performance penalty is assessed for that month. We retain the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension beyond the current contract period. Accordingly, all penalty amounts will cause us to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above.  During the three month periods ended March 31, 2014 and 2013, there were no holdbacks for performance penalties.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three months ended March 31,		Change
(dollars in millions)	2014	2013	$	Percent
Results of operations:
U.S. Government revenue	$97.6	$77.5	$20.1	25.9%
Diversified Commercial revenue	58.9	50.1	8.8	17.6
Total revenue	156.5	127.6	28.9	22.6
Cost of revenue excluding depreciation and amortization	39.5	40.9	(1.4)	(3.4)
Selling, general and administrative	53.0	79.8	(26.8)	(33.6)
Depreciation and amortization	57.6	47.3	10.3	21.8
Restructuring charges	1.1	20.3	(19.2)	(94.6)
Loss on abandonment of asset	1.2	—	1.2	*
Income (loss) from operations	4.1	(60.7)	64.8	*
Loss from early extinguishment of debt	—	(17.8)	17.8	*
Other income, net	0.1	0.3	(0.2)	(66.7)
Interest expense, net	—	(1.4)	1.4	*
Income (loss) before income taxes	4.2	(79.6)	83.8	*
Income tax (expense) benefit	(3.8)	19.0	(22.8)	*
Net income (loss)	$0.4	$(60.6)	$61.0	*

* Not meaningful

Revenue

The following table summarizes revenue as a percentage of totals for U.S. Government and Diversified Commercial customers:

	For the three months ended March 31,
	2014	2013
Revenue as a Percent of Total:
U.S. Government	62.4%	60.7%
Diversified Commercial	37.6	39.3
Total revenue	100.0%	100.0%

Total U.S. and international revenues were as follows:

	For the three months ended March 31,
(dollars in millions)	2014	2013
Revenue:
U.S.	$111.6	$90.8
International	44.9	36.8
Total revenue	$156.5	$127.6

The following table summarizes our percentage of direct and reseller and partner sales on a consolidated basis:

	For the three months ended March 31,
	2014	2013
Reseller and Direct Sales:
Direct	92.7%	86.0%
Resellers	7.3	14.0
	100.0%	100.0%

Our principal source of revenue is the licensing of our earth imagery products and services to end users and resellers and partners.

We operate in a single segment, in which we provide imagery, imagery information products and services to customers around the world. The vast majority of our revenue is derived from imagery and imagery information products and services. In order to serve our customers, we use a common infrastructure and technology to collect, process and distribute those imagery products and services to all customers.

We have organized our sales leadership and marketing efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of DAP revenue, other international defense and intelligence revenue, and revenue from civil governments, providers of LBS and industry verticals.

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

U.S. Government

	For the three months ended March 31,
(in millions)	2014	2013
U.S. Government Revenue:
EnhancedView SLA	$56.8	$56.8
Other revenue and value added services	34.4	14.3
Amortization of pre-FOC payments related to NextView	6.4	6.4
Total U.S. Government revenue	$97.6	$77.5

Reseller and Direct Sales:
Direct	100.0%	98.6%
Resellers	—	1.4
	100.0%	100.0%

U.S. Government primarily consists of customers who are defense and intelligence agencies of the U.S. Government. The U.S. Government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. Government, including the military and other government agencies. EnhancedView SLA revenue comprised 36.3% and 44.5% of our revenue for the three months ended March 31, 2014 and 2013, respectively. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer. Other revenue and value added services comprised 22.0% and 11.2% of our revenue for the three months ended March 31, 2014 and 2013, respectively.

Our U.S. Government customers focus on image quality, including resolution, accuracy, spectral diversity, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers typically operate under contracts with purchase commitments, through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from customers in the U.S. Government has historically been largely from service level agreements and tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We sell to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent, and expect this trend to continue.

Diversified Commercial Revenue

	For the three months ended March 31,
(dollars in millions)	2014	2013
Diversified Commercial Revenue:
DAP	$26.5	$18.0
Other diversified commercial	32.4	32.1
Total Diversified Commercial revenue	$58.9	$50.1

	For the three months ended March 31,
	2014	2013
Reseller and Direct Sales:
Direct	80.5%	66.5%
Resellers	19.5	33.5
	100.0%	100.0%

Our Diversified Commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through contracts that span one or more years, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers.

We earn revenue from sales of the DAP facility hardware and software, as well as from service fees to access our satellite constellation. The revenue to access our satellite constellation is recognized over time based on minutes of actual usage. The revenue and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our operational satellites. The revenue and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenue, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. We have DAP agreements in 10 countries. From our DAP customers, we generated $26.5 million and $18.0 million of revenue for the three months ended March 31, 2014 and 2013, respectively.

Other Diversified Commercial revenue also includes revenue from international civil governments, providers of LBS, industry verticals and from international defense and intelligence customers. Our customers are primarily government agencies, energy, telecommunications, utility and agricultural companies who, like our U.S. Government customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to create or expand their products and services. Customers in our industry verticals include financial services, oil and gas, telecommunications, utilities, environmental services and other companies that use our imagery in a wide range of applications. International defense and intelligence consists of customers who are principally defense and intelligence agencies of foreign governments.

For the Three Months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue increased $28.9 million, or 22.6%, to $156.5 million for the three months ended March 31, 2014 from $127.6 million for the three months ended March 31, 2013.

There was an increase of $20.1 million, or 25.9%, in U.S. Government revenue to $97.6 million during the three months ended March 31, 2014 from $77.5 million for the three months ended March 31, 2013. This increase was the result of a $20.1 million increase in other revenue and value added services primarily attributable to expanded services being delivered, including daily global imagery collections (“Global EGD”) delivered via a web-based platform, and an additional month of revenue from services provided to customers from the GeoEye acquisition in 2014 as compared to 2013.

There was an increase of $8.8 million, or 17.6%, in Diversified Commercial revenue to $58.9 million for the three months ended March 31, 2014 from $50.1 million for the three months ended March 31, 2013.  During the three months ended March 31, 2014 compared to the three months ended March 31, 2013, DAP revenue increased $8.5 million due to the year over year impact of activating two direct access customers totaling $3.7 million, an additional month of revenue from GeoEye totaling $2.2 million, with the remainder of the increase primarily due to increased usage from existing customers.  Other diversified commercial revenue increased $0.3 million during the three months ended March 31, 2014 compared to the same period in 2013 due to increases from international defense and intelligence customers of $1.5 million and LBS of $1.2 million, partially offset by a decrease in revenue from international civil government customers of $2.4 million.

Expenses

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 as a percentage of total revenue:

	For the three months ended March 31,
	2014	2013
Expenses as a percentage of revenue:
Total revenue	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	25.2	32.1
Selling, general and administrative	33.9	62.5
Depreciation and amortization	36.8	37.1
Restructuring charges	0.7	15.9
Loss on abandonment of asset	0.8	—
Income (loss) from operations	2.6	(47.6)
Loss on early extinguishment of debt	—	(13.9)
Other income, net	0.1	0.2
Interest expense, net	—	(1.1)
Income (loss) before income taxes	2.7	(62.4)
Income tax (expense) benefit	(2.4)	14.9
Net income (loss)	0.3%	(47.5)%

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended March 31,
(in millions)	2014	2013
Labor and labor related costs	$16.8	$16.9
Facilities, subcontracting and equipment costs	18.2	19.0
Consulting and professional fees	0.9	1.6
Aerial imagery	1.6	2.0
Other direct costs	2.0	1.4
Total cost of revenue, excluding depreciation and amortization	$39.5	$40.9

Most of the costs of a satellite are related to the pre-operation capital expenditures required to build and launch a satellite. There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.  Costs of acquiring aerial imagery from third parties have been capitalized and are amortized on an accelerated basis as a cost of revenue.

Cost of revenue decreased $1.4 million, or 3.4%, to $39.5 million during the three months ended March 31, 2014 from $40.9 million for the three months ended March 31, 2013.  Labor and labor related costs decreased $0.1 million primarily due to a reduction in costs of approximately $3.3 million resulting from our restructuring efforts, partially offset by an additional month of expense for employees assumed in connection with our acquisition of GeoEye totaling $3.2 million.  Facilities, subcontracting and equipment costs decreased $0.8 million primarily due to a reduction in costs of approximately $4.1 million resulting from the consolidation of ground terminals acquired in connection with our acquisition of GeoEye, partially offset by an additional month of expense associated with the remaining facilities acquired from GeoEye totaling $2.0 million, and higher costs of $1.0 million from operating additional direct access facilities during the first quarter of 2014.  The decrease in consulting and professional fees of $0.7 million is primarily due to reduced services needed to support the integration of GeoEye.  Other direct costs increased $0.6 million principally as a result of the Spatial Energy acquisition completed during the first quarter of 2014.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended March 31,
(in millions)	2014	2013
Acquisition costs	$—	$20.8
Labor and labor related costs	30.2	32.4
Consulting and professional fees	11.4	15.7
Rent and facilities	3.0	2.7
Satellite insurance	2.4	2.9
Other	6.0	5.3
Total selling, general and administrative	$53.0	$79.8

Selling, general and administrative expenses decreased $26.8 million, or 33.6%, to $53.0 million during the three months ended March 31, 2014 from $79.8 million for the three months ended March 31, 2013.  The reduction in acquisition costs of $20.8 million was for the acquisition of GeoEye in 2013.  Labor and labor related costs decreased $2.2 million primarily due to a reduction in costs of approximately $4.7 million resulting from our restructuring efforts, partially offset by an additional month of expense for employees assumed in connection with our acquisition of GeoEye totaling $2.5 million.  Consulting and professional fees decreased $4.3 million primarily due to reduced combination related costs associated with the integration of GeoEye.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of our satellites and other operating assets.

Depreciation and amortization expense increased by $10.3 million, or 21.8%, to $57.6 million for the three months ended March 31, 2014 from $47.3 million for the three months ended March 31, 2013 primarily due to an additional month of expense for property, equipment and intangible assets acquired in connection with our acquisition of GeoEye totaling $7.1 million and a $5.1 million increase in expense resulting from assets placed into service during the preceding year, partially offset by a $2.2 million decrease in expense from fully depreciated assets.

Restructuring Charges

Restructuring charges decreased $19.2 million, or 94.6%, to $1.1 million for the three months ended March 31, 2014 from $20.3 million for the three months ended March 31, 2013.  The restructuring activities realigned our infrastructure with demand by our customers so as to optimize our operational efficiency.  We believe that the restructuring enhances our ability to provide cost-effective customer service offerings, which we anticipate will enable us to retain and expand our existing relationships with customers and attract new business. These restructuring activities primarily consist of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Loss from Early Extinguishment of Debt

In connection with the acquisition of GeoEye, we entered into the 2013 Credit Facility and Senior Notes, and retired our previous credit facility.  We recorded a loss of $17.8 million during the three months ended March 31, 2013 due to the write-off of $12.8 million of unamortized deferred financing fees and debt discount associated with the previous credit facility and $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

Interest Expense, net

Interest expense, net of capitalized interest and interest income, decreased $1.4 million, or 100.0%, to $0 for the three months ended March 31, 2014. This decrease is attributable to approximately 99.3% of our interest capitalized to capital projects during the three months ended March 31, 2014 compared to 87.9% during the three months ended March 31, 2013, with the remainder of interest expense offset by interest income.

Income Tax Expense (Benefit)

Income tax expense increased by $22.8 million to $3.8 million for the three months ended March 31, 2014 from an income tax benefit of $19.0 million for the three months ended March 31, 2013.  The increase in expense is primarily the result of pre-tax income in 2014 compared to a pre-tax loss in 2013.  For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date pre-tax income (loss).  For the quarter ended March 31, 2014, we had an effective overall tax rate of 90.5% primarily due to the amount of  forecasted non deductible expenses on our forecasted full year pre-tax profit.

Balance Sheet Measures

Total assets decreased $32.5 million, or 1.0%, to $3,133.3 million at March 31, 2014 from $3,165.8 million at December 31, 2013 primarily as a result of a decrease in cash and cash equivalents partially offset by increases in goodwill and intangible assets as a result of an acquisition completed during the quarter.  Property and equipment, net of accumulated depreciation was largely unchanged from December 31, 2013 to March 31, 2014, as costs to build our WorldView-3 and GeoEye-2 satellites and other infrastructure projects were offset by depreciation.

Total liabilities decreased $37.5 million, or 2.1%, to $1,745.0 million at March 31, 2014 from $1,782.5 million at December 31, 2013 primarily due to reductions in accounts payable and accrued liabilities resulting from reduced operating costs in 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had $170.5 million in cash and cash equivalents.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. The U.S. Government accounted for 62.4% of our consolidated revenue for the quarter ended March 31, 2014, of which the EnhancedView SLA comprised 36.3% of our consolidated revenue.  If the U.S. Government were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents for at least the next twelve months.

In summary, our cash flows were:

	Three months ended March 31,
(in millions)	2014	2013
Net cash provided by (used in) by operating activities	$39.9	$(27.4)
Net cash used in investing activities	(97.7)	(593.5)
Net cash provided by (used in) financing activities	(0.8)	648.4

Cash provided by operating activities was $39.9 million in the three months ended March 31, 2014 compared to cash used in operating activities of $27.4 million in the three months ended March 31, 2013. The $67.3 million increase in cash provided by operating activities was primarily due to net income in 2014 compared with a loss in 2013, which was largely the result of merger related expenditures incurred in connection with our acquisition of GeoEye.  In addition, cash from operating activities increased as a result of an increase in non-cash expenses, principally depreciation and amortization of $10.3 million, and in 2013 we incurred $13.8 million of fees paid in connection with our early extinguishment of debt, which we did not incur in 2014. Deferred revenue decreased $25.9 million, which reduced cash provided by operating activities.

Cash used in investing activities was $97.7 million in the three months ended March 31, 2014 compared to $593.5 million in the three months ended March 31, 2013. The $495.8 million decrease in cash used in investing activities was primarily due to cash expenditures for the acquisition of GeoEye incurred in 2013, partially offset by an acquisition completed in 2014.  We will continue to make capital expenditures on our WorldView-3 satellite until its completion and launch, which we anticipate to be in the summer of 2014.  We are making additional capital expenditures on GeoEye-2 to enhance its capabilities.  We expect to complete the enhancements being made to GeoEye-2 in the second half of 2014 and intend to place the satellite in storage until such time as incremental capacity or replacement for an existing satellite is required.

Cash used in financing activities was $0.8 million in the three months ended March 31, 2014 compared to cash provided by financing activities of $648.4 million in the three months ended March 31, 2013. The $649.2 million decrease in cash used in financing activities was primarily due to $632.6 million in net proceeds received during the three months ended March 31, 2013 from refinancing our debt in connection with the acquisition of GeoEye.  In addition, cash proceeds from the exercise of stock options decreased $12.8 million to $1.8 million for the three months ended March 31, 2014 from $14.6 million for the three months ended March 31, 2013 primarily as a result former GeoEye executives exercising their options following the acquisition.  During the first quarter of 2014, we made principal payments on our debt of $1.4 million and a preferred stock dividend payment of $1.0 million.

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into the 2013 Credit Facility, which includes a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility.  At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility.  As of March 31, 2014, we have not drawn any amounts under the Senior Secured Revolving Credit Facility.  The 2013 Credit Facility requires quarterly principal payments of $1.375 million, which began on June 30, 2013 and will continue through February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA is 2.5:1.0 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the 2013 Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of our guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of our assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of March 31, 2014, we were in compliance with our debt covenants.

Senior Notes

In connection with the acquisition of GeoEye, we issued $600.0 million of Senior Notes (the “Senior Notes”) which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. We may redeem some or all of the Senior Notes at any time on or after February 1, 2017, at the redemption prices set forth in the offering memorandum. The initial redemption price for the Senior Notes is 102.625% of their principal amount plus accrued and unpaid interest to the date of redemption. We may redeem some or all of the Senior Notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to the date of redemption. In addition, on or prior to February 1, 2016, we may redeem up to 35% of the principal amount of the Senior Notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of redemption, subject to certain other provisions as set forth in the offering memorandum. If a change of control occurs, we must give holders of the Senior Notes an opportunity to sell us their Senior Notes at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the date of purchase.

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

The Senior Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”).  We agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes are not freely transferable on February 1, 2014 under Rule 144 of the Securities Act, by persons that are not our “affiliates” (as defined under Rule 144).  As of February 1, 2014, the Senior Notes are freely transferable and are eligible for resale pursuant to Rule 144 under the Securities Act.

The net proceeds of the 2013 Credit Facility and Senior Notes were used, along with cash on hand, to refinance our $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility entered into on October 12, 2011, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition, to pay the cash consideration under the merger agreement and to pay fees and expenses related to the transactions.

Contractual Obligations

As of March 31, 2014, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014.

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

Non-U.S. GAAP Financial Measures

Reconciliation of Net Cash Flows Provided by (Used in) Operating Activities to Free Cash Flow

	For the three months ended March 31,
(in millions)	2014	2013
Net cash flows provided by (used in) operating activities	$39.9	$(27.4)
Net cash flows used in investing activities	(97.7)	(593.5)
Acquisition of businesses, net of cash acquired	35.7	524.0
Free cash flow	$(22.1)	$(96.9)

Free cash flow is defined as net cash provided by operating activities less net cash flows used in investing activities (excluding acquisition of businesses, net of cash acquired).  Free cash flow is not a recognized term under U.S. GAAP and may not be defined similarly by other companies.  Free cash flow should not be considered an alternative to “operating income (loss),” “net income (loss),” “net cash flows provided by (used in) operating activities” or any other measure determined in accordance with U.S. GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most comparable U.S. GAAP measure — “net cash flows provided by (used in) operating activities” because it provides information about the amount of cash generated after acquisitions of businesses that is then available to repay debt obligations, make investments, fund acquisitions, and for certain other activities.  There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	For the three months ended March 31,
(in millions)	2014	2013
Net income (loss)	$0.4	$(60.6)
Depreciation and amortization	57.6	47.3
Interest expense, net	—	1.4
Income tax expense (benefit)	3.8	(19.0)
EBITDA	61.8	(30.9)
Loss from early extinguishment of debt	—	17.8
Loss on abandonment of asset	1.2	—
Restructuring charges (1)	1.1	20.3
Acquisition costs (1)	—	20.8
Integration costs (1)	3.8	7.9
Adjusted EBITDA	$67.9	$35.9

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

We believe that the presentation of EBITDA and Adjusted EBITDA enables a more consistent measurement of period to period performance of our operations and facilitates comparison of our operating performance to companies in our industry. We believe that EBITDA and Adjusted EBITDA measures are particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and to build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. For example, our QuickBird satellite, which we are currently depreciating, cost significantly less than our WorldView-1 and WorldView-2 satellites. Current depreciation expense is not indicative of the revenue generating potential of the satellites.

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements.

Adjusted EBITDA further adjusts EBITDA to exclude the loss on the early extinguishment of debt and the loss on abandonment of asset because these are not related to our primary operations. Additionally, it excludes restructuring costs, acquisition costs and integration costs as these are non-core items. Restructuring costs are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Acquisition costs are costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations. Loss on early extinguishment of debt is related to entering into the 2013 Credit Facility and Senior Notes, the proceeds of which were used to refinance our $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, and to fund the discharge and redemption of GeoEye’s $525.0 million senior secured notes that we assumed in the acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our 2013 Credit Facility. The 2013 Credit Facility provides for a $550.0 million Senior Secured Term Loan Facility and a $150.0 million Senior Secured Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility. As of March 31, 2014, we had not drawn any amounts under the Senior Secured Revolving Credit Facility.

Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA (as defined in the Credit Agreement) is 2.5:1.0 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. We will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Based upon the amounts outstanding under the Senior Secured Term Loan Facility as of March 31, 2014 and assuming that the Senior Secured Term Loan Facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Senior Secured Term Loan Facility of approximately $5.5 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our Senior Secured Credit Facility but have not done so at this time.

We are exposed to various market risks that arise from transactions entered into in the normal course of business. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities.

We do not currently have any material foreign currency exposure. Our revenue contracts are primarily denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.  Nevertheless, foreign currency exchange rate changes could adversely affect our ability to generate revenues from foreign governments or commercial customers who operate or financially report their businesses in a foreign currency.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2014. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 1A.  RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2014. Other than the addition of the Risk Factor as set forth below, there have been no material changes to our Risk Factors since the filing of our Annual Report.

U.S. government sanctions against certain companies and individuals in Russia may limit our ability to conduct business with potential or existing customers.

We currently derive a portion of our revenue (less than 5%) from Russia.  Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian companies and individuals. While we believe that the executive orders currently do not preclude us from conducting business with our existing customers in Russia, U.S. government sanctions may be expanded in the future.  In addition, our business could be harmed if Russia imposed retaliatory sanctions on U.S. companies operating in Russia.  If we become unable to conduct business with potential or existing customers, our business could be adversely impacted.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBIT INDEX

The exhibits listed in the Exhibit Index (following the signatures page of this Form 10-Q) are filed with, or incorporated by reference in, this Form 10-Q.

SIGNATURE

DIGITALGLOBE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2014	/s/Yancey L. Spruill
Yancey L. Spruill
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1#	Modification P00004 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00005 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00006 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Modification P00007 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.5#	Modifications Nos. 27 and 28 to WorldView-3 Instrument Purchase Agreement #60151, by and between DigitalGlobe, Inc. and ITT Space Systems, Inc.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Yancey L. Spruill, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1††	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2††	Certification of the Company’s Chief Financial Officer, Yancey L. Spruill, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
101

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):
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

††                                  Furnished herewith.