Form 10-Q
period 2014-06-30
DIGITALGLOBE, INC.
filed 2014-07-31
CIK 1208208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of July 24, 2014, there were 75,525,880 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenue	$157.8	$150.6	$314.3	$278.2
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	41.1	47.3	80.6	88.2
Selling, general and administrative	58.4	64.5	111.4	144.3
Depreciation and amortization	57.6	59.0	115.2	106.3
Restructuring charges	—	13.6	1.1	33.9
Loss on abandonment of asset	—	—	1.2	—
Income (loss) from operations	0.7	(33.8)	4.8	(94.5)
Loss from early extinguishment of debt	—	—	—	(17.8)
Other income, net	—	0.1	0.1	0.4
Interest expense, net	—	(1.4)	—	(2.8)
Income (loss) before income taxes	0.7	(35.1)	4.9	(114.7)
Income tax benefit	4.3	14.1	0.5	33.1
Net income (loss)	5.0	(21.0)	5.4	(81.6)
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(1.6)
Net income (loss) less preferred stock dividends	4.0	(22.0)	3.4	(83.2)
Income allocated to participating securities	(0.1)	—	(0.1)	—
Net income (loss) available to common stockholders	$3.9	$(22.0)	$3.3	$(83.2)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$(0.30)	$0.04	$(1.21)
Diluted earnings (loss) per share	$0.05	$(0.30)	$0.04	$(1.21)
Weighted average common shares outstanding:
Basic	75.1	74.0	75.1	69.0
Diluted	76.0	74.0	76.2	69.0

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except par value)	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177.8	$229.1
Restricted cash	4.6	6.9
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $2.4, respectively	117.3	116.3
Prepaid and current assets	24.9	33.8
Deferred taxes (Note 12)	5.5	5.9
Total current assets	330.1	392.0
Property and equipment, net of accumulated depreciation of $990.0 and $880.6, respectively	2,188.2	2,177.5
Goodwill	485.1	459.3
Intangible assets, net of accumulated amortization of $14.0 and $8.7, respectively	48.5	39.9
Aerial image library, net of accumulated amortization of $44.2 and $41.3, respectively	6.2	9.1
Long-term restricted cash	4.0	4.5
Long-term deferred contract costs	41.7	44.9
Other assets	36.7	38.6
Total assets	$3,140.5	$3,165.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17.5	$20.9
Current portion of long-term debt	5.5	5.5
Other accrued liabilities	65.6	80.3
Current portion of deferred revenue	83.7	81.3
Total current liabilities	172.3	188.0
Deferred revenue	350.7	374.6
Long-term debt, net of discount	1,134.6	1,137.1
Long-term deferred tax liability, net (Note 12)	79.3	80.0
Other liabilities	6.1	2.8
Total liabilities	$1,743.0	$1,782.5
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 75.7 shares issued and 75.5 shares outstanding at June 30, 2014; and 75.5 shares issued and 75.3 shares outstanding at December 31, 2013	0.2	0.2
Treasury stock, at cost; 0.2 shares at June 30, 2014 and December 31, 2013	(4.6)	(3.5)
Additional paid-in capital	1,465.5	1,457.5
Accumulated deficit	(65.5)	(70.9)
Total DigitalGlobe, Inc. stockholders’ equity	1,395.6	1,383.3
Noncontrolling interest	1.9	—
Total stockholders’ equity	1,397.5	1,383.3
Total liabilities and stockholders’ equity	$3,140.5	$3,165.8

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5.4	$(81.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	115.2	105.8
Amortization of aerial image library, deferred contract costs and lease incentive	8.1	8.1
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	8.0	16.0
Loss on abandonment of asset	1.2	—
Amortization of debt issuance costs and accretion of debt discount, net of capitalized interest	—	3.1
Write-off of debt issuance costs and debt discount	—	12.8
Deferred income taxes	(0.7)	(33.9)
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	1.9	4.6
Other current and non-current assets	6.5	(5.8)
Accounts payable	(12.1)	(1.7)
Accrued liabilities	(7.8)	(31.5)
Deferred revenue	(24.5)	19.5
Cash fees paid for early extinguishment of long-term debt and debt discount	—	(13.8)
Net cash flows provided by operating activities	101.2	1.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(111.9)	(135.0)
Acquisition of businesses, net of cash acquired	(35.7)	(524.0)
Other property and equipment additions	(5.2)	(9.0)
Decrease in restricted cash	2.8	2.7
Net cash flows used in investing activities	(150.0)	(665.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,150.0
Repayment of debt	(2.8)	(482.6)
Payment of debt issuance costs	—	(36.2)
Proceeds from exercise of stock options	3.1	28.7
Preferred stock dividend payment	(2.0)	(1.0)
Principal payments on capital lease obligations	(0.8)	—
Net cash flows (used in) provided by financing activities	(2.5)	658.9
Net decrease in cash and cash equivalents	(51.3)	(4.8)
Cash and cash equivalents, beginning of period	229.1	246.2
Cash and cash equivalents, end of period	$177.8	$241.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Changes to non-cash property, equipment and construction in progress accruals, including interest	2.2	(13.3)
Changes to non-cash deferred contract cost accruals	(0.6)	(9.0)
Capital lease obligations	(3.1)	—
Issuance of shares of common and convertible preferred stock for acquisition of business	—	836.5
Stock-based compensation awards issued in acquisition of business, net of income taxes	—	13.4
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.                      General Information

DigitalGlobe, Inc. (“DigitalGlobe” or the “Company”) is a leading global provider of geospatial information products and services that support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day, users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. DigitalGlobe owns and operates five in-orbit imagery satellites, which collect panchromatic (black and white) or multispectral (color) imagery using visible and near-infrared wavelengths. The Company offers a range of on-line and off-line distribution options designed to enable customers to easily access and integrate the Company’s imagery into their business operations and applications.

Construction of the Company’s WorldView-3 satellite has been completed and the Company intends to launch this satellite in August 2014.  WorldView-3 was classified as an asset under construction as of June 30, 2014 as it has not yet been placed into service.  The Company has begun referring to GeoEye-2 as WorldView-4 internally and in marketing materials.  The Company is making enhancements to its WorldView-4 satellite and anticipates that these enhancements will be completed in the second half of 2014, at which point this satellite will be placed into storage. The Company intends to launch and place into service WorldView-4 in the second half of 2016 for forecasted incremental growth opportunities.

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

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP.

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

Comprehensive Income

For the three and six month periods ended June 30, 2014 and 2013, there were no material differences between net income (loss) and comprehensive income (loss).

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company performs its annual test for impairment as of October 1 or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by either performing a qualitative assessment in certain circumstances or by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The Company is comprised of a single reporting unit for goodwill impairment testing purposes. Accordingly, fair value is measured based on the Company’s market capitalization as well as a discounted cash flow analysis.  If the recorded value of the reporting unit’s net assets, including goodwill, exceeds its fair value an impairment loss may be required to be recognized.  There were no impairments of goodwill during the six months ended June 30, 2014 or 2013.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the six months ended June 30, 2014 or 2013.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s multiple element arrangements include the following contracts, which are accounted for as follows:

•                  EnhancedView Contract. The EnhancedView contract (“EnhancedView Contract”) with the National Geospatial-Intelligence Agency (“NGA”) contains multiple deliverables, including an SLA (“EnhancedView SLA”), infrastructure enhancements and other services. DigitalGlobe determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value for the delivered elements. The Company recognizes revenue on a single unit of accounting using a proportional performance method based on the estimated capacity of its constellation made available to NGA compared to the total estimated capacity to be provided over the life of the contract.

•                  Direct Access Program. The Company’s Direct Access Program (“DAP”) generally includes construction of the direct access facility and an arrangement to allow the customer access to the satellite to task and download imagery. In these arrangements, the facility is generally delivered and accepted at the beginning of the contractual period of performance and access services occur over several subsequent reporting periods. These arrangements have generally been treated as a single unit of accounting due to a lack of standalone value for the facility. Access fees under each arrangement are recognized based on the minutes used by the customer in each period. Any up-front fees are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, which is consistent with the estimated remaining useful life of the satellite being used.

Analysis Products and Services. The Company derives revenue from value-added production services where it combines images with data and imagery from its own library and other sources to create sophisticated solutions for customers. Revenue from these contracts is generated from the following types of contractual arrangements: cost-reimbursable-plus fee contracts, time-and-materials contracts, and fixed-price contracts.  Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, based on the allowable costs incurred during the period plus any recognizable earned fee.  Revenue on time-and-materials contracts is recognized as services are performed, based on allowable labor hours worked multiplied by the contract-specific billing rates, plus any allowable non-labor costs incurred during the period.  Revenue on fixed-price contracts is recognized one of several ways:  milestone-based deliveries as part of a firm fixed price arrangement, straight-line recognition over the service period, or labor hours worked multiplied by a weighted hourly rate incurred during the period.

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share to Cerberus Satellite, LLC. In March 2014, Cerberus Satellite, LLC transferred the 80,000 shares of Series A Preferred Stock to Citigroup Global Markets, Inc.  Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to the Company’s equity. The Company declared dividends on the Series A Preferred Stock of $1.0 million during each of the three month periods ended June 30, 2014 and June 30, 2013, which were included in current liabilities for the periods then ended. The Company declared dividends on the Series A Preferred Stock of $2.0 million during the six month periods ended June 30, 2014 and June 30, 2013.  For the six month period ended June 30, 2013, $0.4 million of the dividend was recorded by GeoEye as a pre-acquisition obligation.  The Series A Preferred Stock is convertible at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016 the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the option to redeem all of the Series A Preferred Stock at an amount equal to the

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

liquidation preference plus accrued dividends as of the redemption date. The Series A Preferred Stock is classified as equity on the Company’s condensed consolidated balance sheet.

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

New Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the Company’s first quarter of fiscal 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 3.            Deferred Revenue

Deferred revenue represents cash received in advance of revenue recognition.  The Company’s deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented.  The Company has $434.4 million of deferred revenue recorded on its balance sheet as of June 30, 2014. This balance is primarily attributable to the Company’s EnhancedView and NextView contracts with the NGA, with the remaining balance arising from upfront payments received from its DAP, imagery hosting arrangements, or arrangements that require that the Company refresh previously delivered imagery.  The Company evaluates revenue recognition for each arrangement on a case-by-case basis in accordance with the related accounting literature. A roll forward of the deferred revenue balance from December 31, 2013 to June 30, 2014 is as follows:

	U.S. Government			Diversified Commercial
	Enhanced	Value Added	Pre-FOC Payments Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
Balance, December 31, 2013	$194.3	$99.3	$111.7	$45.7	$4.9	$455.9
Deferred revenue acquired in Spatial Energy acquisition	—	—	—	—	2.8	2.8
Cash collections	125.0	25.7	—	32.6	25.5	208.8
Revenue recognized on deferred revenue	(113.5)	(46.9)	(12.8)	(40.4)	(19.5)	(233.1)
Balance, June 30, 2014	$205.8	$78.1	$98.9	$37.9	$13.7	$434.4

EnhancedView Contract and Service Level Agreement

On August 6, 2010, DigitalGlobe entered into the EnhancedView Contract with NGA. The EnhancedView Contract has a ten-year term, inclusive of nine one-year renewal options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time. The NGA has exercised the first three options under the EnhancedView SLA, collectively extending the SLA through August 31, 2014.  On July 23, 2014, the NGA exercised the fourth option under the EnhancedView SLA, extending the SLA for the period of September 1, 2014 through August 31, 2015.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company recognizes revenue for the EnhancedView SLA using a proportional performance method. Under this method, revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract. As increasing levels of imaging capacity are made available to NGA, EnhancedView SLA revenue increases proportionally. The Company anticipates a material increase in revenue once WorldView-3 (scheduled to launch in August 2014) reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time. Accordingly, when WorldView-3 reaches FOC, which the Company anticipates achieving approximately 90 days following the launch, the Company will begin to earn and recognize previously received EnhancedView cash payments that are classified as deferred revenue.

During the first quarter of 2014, DigitalGlobe and NGA agreed to certain modifications of the EnhancedView Contract that included, among other changes, flexibility in the timing of the imaging capacity step-up to accommodate a potential delay of no greater than four months in the launch of WorldView-3. Step-up in the monthly cash payments it receives from NGA remained unchanged, and will increase from $20.8 million per month to $25.0 million per month beginning on September 1, 2014. The modifications did not result in a material change to the SLA accounting methodology and the Company continues to use the proportional performance method of revenue recognition.

Each monthly EnhancedView SLA payment is subject to a performance penalty of 4% depending upon the Company’s performance against pre-defined EnhancedView SLA performance criteria. A performance penalty is assessed in any month that NGA determines that not all of the EnhancedView SLA performance criteria were met. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension of the EnhancedView SLA beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. During the three and six months ended June 30, 2014 and 2013, there were no holdbacks for penalties.

U.S. Government Value Added Services

U.S. Government value added services includes arrangements whereby the Company meets NGA’s more advanced imagery requirements using its production and dissemination capabilities. Value added services contracts generally include production and hosting of imagery for specified periods of time.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to the current EnhancedView Contract), the Company received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. If the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly. Based on the current estimated useful life of WorldView-1, the Company recognized $6.4 million of revenue related to the pre-FOC payments for each of the three month periods ended June 30, 2014 and 2013 and $12.8 million for each of the six month periods ended June 30, 2014 and 2013.  As of June 30, 2014, the remaining balance of deferred revenue associated with the pre-FOC payments is $98.9 million.

Direct Access Program

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

In accordance with the terms of the GeoEye Senior Secured Notes agreements, during the three months ended March 31, 2013, the Company redeemed the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due in 2015 and $125.0 million 8.625% Senior Secured Notes due in 2016 and paid fees and expenses associated with the redemption totaling approximately $55.3 million and accrued interest of $16.4 million.

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

(in millions, except per share data)	Six Months Ended June 30, 2013
Operating revenue	$288.0
Net loss	(76.9)
Net loss available to common stockholders	(78.9)
Basic loss per common share	$(1.08)
Diluted loss per common share	$(1.08)

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

Other Acquisitions

In February 2014, the Company acquired Spatial Energy, LLC.  Spatial Energy complements the Company’s capabilities, primarily for the oil and gas industry vertical.  The cash paid for this acquisition totaled approximately $35.7 million, net of cash acquired.  The Company recorded goodwill of $26.5 million from this acquisition, of which $19.1 million is deductible for tax purposes.  The determination of fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  The Company expects to complete its final determinations no later than the first quarter of 2015.  The final determinations may be significantly different than those reflected in its Unaudited Condensed Consolidated Financial Statements as of June 30, 2014.

In February 2013, the Company acquired Tomnod, Inc. for $4.0 million, consisting of $3.5 million of cash and $0.5 million of accrued liabilities. The Company recorded goodwill from this acquisition of $3.3 million.  The goodwill associated with this acquisition is not deductible for tax purposes.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pro forma results for the Company’s other acquisitions have not been presented as such results would not be materially different from the Company’s actual results.

NOTE 5.            Property and Equipment

Property and equipment consisted of the following:

(in millions)	Depreciable Life (in years)	June 30, 2014	December 31, 2013
Satellites	9 – 12	$1,323.6	$1,323.6
Construction in progress	–	1,367.3	1,283.9
Computer equipment and software	3	335.4	307.7
Machinery and equipment, including ground terminals	5	106.0	98.6
Furniture, fixtures and other	3 – 7	39.3	37.9
Land and buildings	34	6.6	6.4
Total property and equipment		3,178.2	3,058.1
Accumulated depreciation and amortization		(990.0)	(880.6)
Property and equipment, net		$2,188.2	$2,177.5

The Company operates a constellation of five in-orbit satellites. The net book value of each satellite is as follows:

(in millions)	Depreciable Life (in years)	June 30, 2014	December 31, 2013
QuickBird	12.2	$—	$0.6
WorldView-1	10.5	174.4	197.0
WorldView-2	11	273.7	294.7
IKONOS	9(1)	—	—
GeoEye-1	9(1)	151.8	173.0
Satellites, net		$599.9	$665.3

(1)  Remaining depreciable life determined as of January 31, 2013, the acquisition date of GeoEye, was 0.5 years for IKONOS and 5 years for GeoEye-1.

Depreciation expense for property and equipment was $54.8 million and $56.6 million for the three months ended June 30, 2014 and 2013, respectively, and $109.9 million and $102.5 million for the six months ended June 30, 2014, and 2013, respectively.

Construction in progress includes the WorldView-3 and WorldView-4 satellites, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest.  The IKONOS, GeoEye-1, and WorldView-4 satellites were added from our acquisition of GeoEye.  The Company expects to launch WorldView-3 in August 2014 and WorldView-4 in the second half of 2016.

The Company intends to place WorldView-4 in storage until the second half of 2016 when it is intended to be launched and placed into service. The Company is currently completing enhancements to the satellite and anticipates that those will be completed in the second half of 2014.  Costs, including interest, associated with enhancements to satellite capability, will be capitalized.  Capitalization of all costs associated with this satellite will cease during the period in which it is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred.

When the Company places the WorldView-4 satellite into service, all costs associated with removing it from storage and other incremental costs that result from the storage process will be expensed as incurred. However, costs incurred to launch the satellite and perform in-orbit testing prior to the satellite reaching its FOC will be capitalized as these costs are necessary to place the satellite into service. After the satellite has been successfully placed into service, it will be removed from construction-in-process and recorded as a fixed asset.

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

NOTE 6.            Goodwill and Other Intangibles

The following table summarizes the change in goodwill during the six month period ended June 30, 2014:

(in millions)	Amount
Balance, December 31, 2013	$459.3
Purchase accounting adjustment	(0.7)
Acquisition	26.5
Balance, June 30, 2014	$485.1

The following table summarizes the Company’s acquired intangible assets:

	Useful	June 30, 2014			December 31, 2013
(in millions)	Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Technology	3 – 5	$27.2	$(7.8)	$19.4	$26.9	$(5.0)	$21.9
Customer relationships	10 – 12	27.0	(2.2)	24.8	14.0	(1.1)	12.9
Trademarks	3	5.6	(2.4)	3.2	5.0	(1.5)	3.5
FCC licenses and other	2 - 20	2.7	(1.6)	1.1	2.7	(1.1)	1.6
Total		$62.5	$(14.0)	$48.5	$48.6	$(8.7)	$39.9

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the six month period ended June 30, 2014, the Company added approximately $13.9 million of intangible assets that were related to the acquisition of Spatial Energy.

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

Total intangible amortization expense recognized was $2.8 million and $2.4 million during the three month periods ended June 30, 2014 and 2013, respectively and $5.3 million and $3.8 million during the six month periods ended June 30, 2014 and 2013, respectively.  The estimated future annual amortization expense for acquired intangible assets is as follows:

(in millions)
Fiscal Years Ending December 31,	Amount
2014(1)	$5.5
2015	10.1
2016	8.2
2017	7.7
2018	2.9
Thereafter	14.1
Total amortization expense	$48.5

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)         Represents estimated amortization for the six month period ended December 31, 2014.

NOTE 7.            Other Accrued Liabilities

(in millions)	June 30, 2014	December 31, 2013
Compensation and other employee benefits	$16.9	$23.0
Construction in progress accruals	11.0	19.0
Accrued interest payable	13.2	13.2
Accrued restructuring costs	—	2.4
Accrued taxes	2.4	2.6
Other accrued expense	22.1	20.1
Total other accrued liabilities	$65.6	$80.3

Compensation and other employee benefits include payroll, accrued bonus expense and vacation accrual. Construction in progress accruals include amounts for milestone payments due on the procurement and construction of the WorldView-3 and WorldView-4 satellites. Other accruals consist of third party commission expense, professional fees, remote ground terminal maintenance, deferred contract costs and the current portion of deferred lease incentives.

NOTE 8.            Debt

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5:1.0 or lower. The Company is also required to pay a commitment fee between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.  After February 1, 2014, there was no pre-payment penalty for early repayment of the 2013 Credit Facility.  At the closing of the 2013 Credit Facility, the Company borrowed the full amount of the Senior Secured Term Loan Facility.  As of June 30, 2014, the Company had not drawn any amounts under the Senior Secured Revolving Credit Facility.

The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. The Company was in compliance with its debt covenants as of June 30, 2014.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and are senior to its existing and future subordinated indebtedness. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of the Company’s existing and certain of its future direct and indirect wholly-owned domestic subsidiaries. Each guarantor’s guarantee ranks parri passu in right of payment with all future senior indebtedness of the guarantor.

The Senior Notes have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Company agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes were not freely transferable on February 1, 2014 under Rule 144 of the Securities Act, by persons that are not “affiliates” (as defined under Rule 144) of the Company. As of February 1, 2014, the Senior Notes are freely transferable and are eligible for resale pursuant to Rule 144 under the Securities Act.

The Company paid $41.6 million of underwriting and other fees and expenses in connection with the 2013 Credit Facility and the Senior Notes, of which $5.0 million was included in “Loss from early extinguishment of debt” for the six months ended June 30, 2013 because a portion of the refinancing was accounted for as a “modification” and $36.6 million was capitalized as debt issuance costs and included in other assets.

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

The following table represents the Company’s future debt payments as of June 30, 2014:

(in millions)	Long-term debt (excluding interest payments)
2014(1)	$2.7
2015	5.5
2016	5.5
2017	5.5
2018	5.5
Thereafter	1,118.4
Total	$1,143.1

(1)         Represents long-term debt principal payments for the six month period ending December 31, 2014.

Letters of Credit

At each of June 30, 2014 and December 31, 2013, DigitalGlobe had $1.2 million of restricted cash under the lease agreement for its headquarters in Longmont, Colorado. Additionally, at June 30, 2014 and December 31, 2013, the Company had $1.1 million of restricted cash under the lease agreement for its office location in Herndon, Virginia.  At June 30, 2014 and December 31, 2013, the Company had $6.3 million and $9.1 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business to support its obligations to customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

Interest Expense, net

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees, line of credit fees, interest capitalized and interest income.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Interest	$13.1	$13.3	$26.2	$24.2
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	1.8	3.6	3.3
Capitalized interest	(14.9)	(13.7)	(29.7)	(24.6)
Interest expense	—	1.4	0.1	2.9
Interest income	—	—	(0.1)	(0.1)
Interest expense, net	$—	$1.4	$—	$2.8

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

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicates the valuation technique utilized by the Company to determine the fair value.

(in millions)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents at June 30, 2014	$78.1	$78.1	$—	$—
Cash equivalents at December 31, 2013	79.1	79.1	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At June 30, 2014 and December 31, 2013, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of June 30, 2014 and December 31, 2013.

The fair value of the Senior Secured Term Loan Facility and the Senior Notes in the following table was based upon trading activity among lenders and are classified within Level 1 of the valuation hierarchy.

(in millions)	Total Carrying Value	Principal	Estimated Fair Value
Senior Secured Term Loan Facility at June 30, 2014	$541.2	$543.1	$543.8
Senior Secured Term Loan Facility at December 31, 2013	543.8	545.9	547.9
Senior Notes at June 30, 2014	598.9	600.0	598.5
Senior Notes at December 31, 2013	598.8	600.0	585.0

NOTE 10.     Stock-Based Compensation

Stock-Based Compensation Program

The Company has equity incentive plans that provide for grants to employees of stock options, restricted stock and unrestricted shares. The date of grant of the awards is used as the measurement date.  The awards are valued as of the measurement date and are amortized

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

on a straight-line basis over the requisite vesting period.

The Company recognized total stock-based compensation during the three month periods ended June 30, 2014 and 2013 of $4.4 million and $5.5 million, respectively, and $8.5 million and $16.5 million for the six month periods ended June 30, 2014 and June 30, 2013, respectively. Stock-based compensation capitalized to assets under construction for the three month periods ended June 30, 2014 and 2013 was $0.3 million for each period and $0.5 million for each of the six month periods ended June 30, 2014 and 2013.

During the six month period ended June 30, 2014, the Company awarded 0.7 million unvested restricted stock units at an average grant date price of $38.93 per share.  Of this amount, 0.1 million stock units represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting both a service requirement and either a Company financial performance condition or a Company stock market performance condition.  The number of units granted with the financial performance condition that ultimately will vest is based on a return on invested capital measurement over the three year vesting period of the awards.  The awards granted with a financial performance condition have a grant date fair value of $37.37 per share. The number of units granted with the stock market performance condition that ultimately will vest is based on a measurement of the change in the Company’s average stock price compared to the change in value of the Russell 2000 stock index as determined over the three year vesting period of the awards.  The awards granted with the stock market performance condition were valued at a grant date fair value of $54.10 per share using a Monte Carlo simulation.  For both types of awards with performance conditions, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.

As of June 30, 2014, total unrecognized compensation expense related to share options is $3.0 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.5 years. As of June 30, 2014, the number of options outstanding was 2.4 million at a weighted-average exercise price of $20.28 and the number of options exercisable was 1.8 million at a weighted-average exercise price of $21.65 per share.

As of June 30, 2014, total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units is $33.0 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.6 years. Approximately $5.5 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain financial performance and stock market performance conditions.

Treasury Stock

Certain participants elect to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vest. The quantity and value of the shares withheld during the six month periods ended June 30, 2014 and 2013 were immaterial and have been included in treasury shares.  The Company made no open market repurchases of its common stock during the six month periods ended June 30, 2014 and 2013.

NOTE 11.     Net Earnings (Loss) Per Share

Basic net earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options and restricted stock awards. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method. Securities that contain non-forfeitable rights to dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and dilutive EPS pursuant to the two-class method. Net losses are not allocated to the Company’s participating securities. The shares of the Company’s Series A Preferred Stock are participating securities.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Earnings (loss) per share:
Net income (loss)	$5.0	$(21.0)	$5.4	$(81.6)
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(1.6)
Net income (loss) less preferred stock dividends	4.0	(22.0)	3.4	(83.2)
Income allocated to participating securities	(0.1)	—	(0.1)	—
Net income (loss) available to common stockholders	$3.9	$(22.0)	$3.3	$(83.2)
Basic weighted average number of common shares outstanding	75.1	74.0	75.1	69.0
Assuming exercise of stock options and restricted shares	0.9	—	1.1	—
Diluted weighted average number of common shares outstanding	76.0	74.0	76.2	69.0
Earnings (loss) per share:
Basic	$0.05	$(0.30)	$0.04	$(1.21)
Diluted	$0.05	$(0.30)	$0.04	$(1.21)

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted EPS, due to their anti-dilutive impact on weighted common share equivalents were 3.1 million for the three and six month periods ended June 30, 2014 and 2013.  The number of options and non-vested restricted stock awards that were assumed to be repurchased under the treasury stock method were 3.2 million and 3.1 million for the three and six month periods ended June 30, 2014, respectively.  The number of options and non-vested restricted stock awards that were excluded from the computation of diluted EPS because the effects thereof were antidilutive were 4.4 million and 4.9 million for the three and six month periods ended June 30, 2013, respectively.

NOTE 12.     Income Taxes

In connection with the preparation of the Company’s Unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2014, the Company determined that it had incorrectly classified a $37.2 million deferred tax asset as a current asset that should have been classified as a noncurrent asset at December 31, 2013.  The Company concluded that the impact of the error was not material to the previously issued financial statements.  However, the Company has elected to revise its previously issued December 31, 2013 Consolidated Balance Sheet to facilitate comparison among periods.  The deferred tax current asset and long-term deferred tax liability, net balances were $43.1 million and $117.2 million as originally reported, respectively, and were revised to $5.9 million and $80.0 million, respectively, as of December 31, 2013.

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax income (loss).  For the three and six month periods ended June 30, 2014, the Company recognized a tax benefit due to a change in its estimated annual effective tax rate and a release of tax reserves of $2.5 million upon completion of an Internal Revenue Service audit.

NOTE 13.     Restructuring Charges

During the first quarter of 2013, following the acquisition of GeoEye, the Company initiated a series of restructuring activities intended to align its infrastructure with demand by its customers so as to optimize its operational efficiency. The Company believes that the restructuring enhanced its ability to provide cost-effective customer service offerings, which it anticipates will enable it to retain and expand its existing relationships with customers and attract new business.  These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2013	$2.3	$—	$0.1	$2.4
Provision for restructuring charges (1)	0.3	0.7	—	1.0
Cash payments	(2.2)	(0.7)	—	(2.9)
Balance, March 31, 2014	0.4	—	0.1	0.5
Cash payments	(0.4)	—	(0.1)	(0.5)
Balance, June 30, 2014	$—	$—	$—	$—

(1) Restructuring charges for the three months ended March 31, 2014 exclude $0.1 million of share-based compensation associated with the accelerated vesting of stock awards as such charges are not components of the restructuring liability.

NOTE 14.     Non-Controlling Interest

In connection with the acquisition of Spatial Energy completed during the six month period ended June 30, 2014, the Company obtained a majority interest in a subsidiary and control of the subsidiary’s board of directors.  A third party investor owns approximately 25% of the outstanding shares of the subsidiary.  Accordingly, the Unaudited Condensed Consolidated Financial Statements include the financial position of this subsidiary as of June 30, 2014 and the results of operations of this subsidiary since the date of acquisition.  The Company has recognized the carrying value of the non-controlling interest as a component of stockholders’ equity.  The operating results of the subsidiary attributable to the non-controlling interest are immaterial for all of the periods presented and are included in Other income, net.

NOTE 15.     Related Party Transactions

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for a less than 20% ownership interest in a joint venture in China. During the six months ended June 30, 2014 and 2013, the joint venture purchased $3.2 million and $4.8 million in products and services from the Company, respectively. Amounts owed to the Company by the joint venture at June 30, 2014 and December 31, 2013, were $1.9 million and $6.7 million, respectively.

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

NOTE 17.     Significant Customers and Geographic Information

DigitalGlobe recognized revenue related to contracts with the U.S. Government, its largest customer, of $95.5 million and $82.7  million for the three months ended June 30, 2014 and 2013, respectively, and $193.1 million and $160.2  million for the six months ended June 30, 2014 and 2013, respectively. This represented 60.5% and 54.9% of the Company’s total revenue for the three months ended June 30, 2014 and 2013, respectively, and 61.4% and 57.6% for the six months ended June 30, 2014 and 2013, respectively.  The Company sells to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent.

DigitalGlobe has organized its sales leadership and marketing efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for services provided to U.S. Government customers consist primarily of the

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial revenue consists of the Company’s DAP as well as customers in international defense and intelligence, civil government, location-based services and industry verticals. The following table summarizes revenue for these two groups:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013	2014	2013
U.S. Government	$95.5	$82.7	$193.1	$160.2
Diversified Commercial	62.3	67.9	121.2	118.0
Net revenue	$157.8	$150.6	$314.3	$278.2

Total U.S. and international net revenue was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013	2014	2013
U.S.	$108.3	$99.5	$219.9	$190.3
International	49.5	51.1	94.4	87.9
Net revenue	$157.8	$150.6	$314.3	$278.2

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of Congress and the administration, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that U.S. government sanctions against specified companies and individuals in Russia may limit our ability to conduct business with potential or existing customers; the risk that anticipated benefits and synergies from the strategic combination of the Company and GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition, including possibly from companies with substantial financial and other resources and services, that may reduce our market share or cause us to lower our prices; our inability to fully integrate acquisitions or to achieve planned synergies; changes in satellite imaging technology; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are a leading global provider of geospatial information products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Each day users depend on our data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. Our principal customers are U.S. and foreign governments, civil agencies and providers of location-based services (“LBS”). Additionally, we serve a wide variety of companies in industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our five high-resolution imaging satellites and maintained in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 4.9 billion square kilometers of imagery, an area the equivalent of 33 times the landmass of the earth, accumulated since 1999. As of June 30, 2014, our collection capacity was approximately 1.2 billion square kilometers of imagery per year, or the equivalent of roughly eight times the earth’s land surface area.

Increasing the capacity of our constellation and adding a new satellite, WorldView-3, which is expected to be launched in August 2014, will enable us to provide customers with superior performance and service.  We anticipate a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time.  Accordingly, when WorldView-3 reaches FOC, which we anticipate achieving approximately 90 days following the launch, we will begin to earn and recognize previously received EnhancedView cash payments that are classified as deferred revenue.

In June 2014, the U.S. Department of Commerce granted us permission to sell the highest resolution imagery possible from our satellite constellation as follows:

Satellite	Best Ground Resolution
WorldView-3(1)	31-centimeters
WorldView-2	46-centimeters
WorldView-1	50-centimeters
GeoEye-1	41-centimeters
QuickBird	58-centimeters
IKONOS	82-centimeters

(1)         Subject to the successful launch and commissioning into operation of WorldView-3, six months after the satellite becomes operational we will be permitted to provide customers with the satellite’s best ground resolution.

We have begun referring to GeoEye-2 as WorldView-4 internally and in marketing materials. We are completing enhancements to our WorldView-4 satellite and anticipate that those will be completed in the second half of 2014, at which time the satellite will be placed into storage. We intend to launch and place into service our WorldView-4 satellite in the second half of 2016 for forecasted incremental growth opportunities. Capitalization of all costs associated with this satellite will cease during the period in which the satellite is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred.  Costs associated with enhancements to satellite capability will be capitalized.

When we place the WorldView-4 satellite into service, all costs associated with removing the satellite from storage and other incremental costs that result from the storage process will be expensed as incurred. However, costs incurred to launch the satellite and perform in-orbit testing prior to the satellite reaching its FOC will be capitalized as these costs are necessary to place the satellite into service. After the satellite has been successfully placed into service, it will be removed from construction-in-process and recorded as a fixed asset. While satellite technology is highly sophisticated, satellite imaging technology has not changed significantly over time. As a result, we do not anticipate that the imaging technology and capabilities of the WorldView-4 satellite will experience any significant obsolescence during the satellite storage period and, therefore, we do not anticipate commencing depreciation of the satellite until it is placed into service.

Our WorldView-3 and WorldView-4 satellites are expected to have useful lives similar to or longer than those of our most recently launched satellites. We include the WorldView-3 and WorldView-4 satellites in our assessment of impairment of our satellite constellation long-lived assets group. All of our assets, including our satellites and ground terminals, comprise a single asset group as separately identifiable cash flows attributable to any given satellite cannot be derived. Accordingly, our impairment testing is performed at the DigitalGlobe entity level. Our impairment analysis includes anticipated future cash flows from our satellite constellation as well as costs necessary to complete the construction of our satellites. We test this long-lived asset group for impairment annually or whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable.

On January 31, 2013, we completed the acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye increased the scale of our existing operations, diversified our customer base and product mix, broadened our service offerings, enabled us to optimize our satellite orbits and collection of imagery, and strengthened our production and analytics capabilities. The combined company has five operational satellites in orbit, a satellite expected to be launched in August 2014, and a satellite nearing end of construction. Refer to Note 4 “Business Acquisitions” to the Unaudited Condensed Consolidated Financial Statements for further discussion. We incurred the following combination-related costs in conjunction with the acquisition of GeoEye during the three month and six month periods ended June 30, 2014 and 2013:

	Three months ended June 30, 2014			Three months ended June 30, 2013
(in millions)	Expensed	Capitalized	Total	Expensed	Capitalized	Total
Restructuring costs	$—	$—	$—	$13.6	$—	$13.6
Integration costs	5.6	15.5	21.1	7.2	5.1	12.3
Acquisition costs	—	—	—	(0.2)	—	(0.2)
Total combination related costs	$5.6	$15.5	$21.1	$20.6	$5.1	$25.7

	Six months ended June 30, 2014			Six months ended June 30, 2013
(in millions)	Expensed	Capitalized	Total	Expensed	Capitalized	Total
Restructuring costs	$1.1	$—	$1.1	$33.9	$—	$33.9
Integration costs	9.4	25.5	34.9	15.1	6.3	21.4
Acquisition costs	—	—	—	20.6	—	20.6
Debt related costs	—	—	—	17.8	36.6	54.4
Total combination related costs	$10.5	$25.5	$36.0	$87.4	$42.9	$130.3

During the first quarter of 2013, we initiated a series of restructuring activities intended to improve our operational efficiency as a result of our acquisition of GeoEye.  These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs, including contract termination charges to effect the restructuring activities.  These restructuring activities were completed in March 2014 and we do not currently expect additional restructuring charges in 2014.

Integration costs that are expensed consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations.  Capitalized costs relating to integration primarily consist of property, equipment and leasehold improvements necessary to consolidate operations.  We expect integration related expenses will end in the third quarter of 2014; however, we will continue to capitalize certain costs until our integration related projects are completed in the fourth quarter of 2014.

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

Synergies from our acquisition of GeoEye are principally from labor cost reductions and operational infrastructure savings resulting from our restructuring and integration efforts as compared with the pre-acquisition combined operating expenses of GeoEye and DigitalGlobe, and including adjustments for planned expenditures related to project commitments, infrastructure investments, and compensation increases.  These synergies, however, are partially offset by higher operating costs associated with growth in our business.

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

Backlog

The following table represents our backlog as of June 30, 2014.  “Next 12 Months” backlog refers to the backlog expected to be recognized as revenue during the period between July 1, 2014 and June 30, 2015.

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$301.5	$2,051.1
Amortization of pre-FOC payments related to NextView	25.5	98.9
Other revenue and value added services	34.2	99.9
Total U.S. Government	361.2	2,249.9

Diversified Commercial:
DAP	66.7	124.4
Other Diversified Commercial(1)	89.5	152.1
Total Diversified Commercial	156.2	276.5

Total Backlog	$517.4	$2,526.4

(1)   Other Diversified Commercial backlog consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from Diversified Commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView contract (“EnhancedView Contract”) with the NGA, amounts committed under Direct Access Program (“DAP”) agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts on which we participate for products and services that we believe we are qualified to provide.

The EnhancedView Contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. The EnhancedView Contract contains multiple deliverables, including a service level agreement (“EnhancedView SLA”) described below, infrastructure enhancements and other services.  Although the NGA may terminate the contract at any time and is not obligated to exercise any of the remaining five renewal options, we include the full remaining term in backlog, because we believe it is NGA’s intention to exercise the remaining options, subject only to annual Congressional appropriation of funding and the federal budget process, which funding contains an inherent level of uncertainty in the current budget environment.

The amortization of pre-FOC payments related to our NextView agreement with the NGA will be recognized over the expected useful life of WorldView-1.  The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of the satellite and we do not consider it a reduction in our capacity to generate additional sales. Additionally, if the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified and either reduced in the event that the life of WorldView-1 is extended, or increased in the event the life of WorldView-1 is reduced.

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

Significant Customer

EnhancedView Service Level Agreement

Our largest customer is the U.S. Government, which includes our EnhancedView SLA with the NGA. The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning September 1, 2014. We are required to meet certain service level requirements related to the operational performance of the WorldView constellation and related ground systems. The NGA has exercised the first three options under the EnhancedView SLA, collectively extending the SLA through August 31, 2014.  On July 23, 2014, the NGA exercised the fourth option under the EnhancedView SLA, extending the SLA for the period of September 1, 2014 through August 31, 2015.

We recognize revenue for the EnhancedView SLA using a proportional performance method. Under this method, revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract. As increasing levels of imaging capacity are made available to NGA, EnhancedView SLA revenue increases proportionally. The contract requires us to increase the imaging capacity made available to NGA through the addition of our WorldView-3 satellite (scheduled to launch in August 2014).  Given the significant amount of imaging capacity that will be made available to NGA after WorldView-3 becomes operational, we anticipate a material increase in revenue after WorldView-3 reaches FOC.  Accordingly, when WorldView-3 reaches FOC, we will begin to earn and recognize previously deferred revenue.

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

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three months ended June 30,		Change
(dollars in millions)	2014	2013	$	Percent
Results of operations:
U.S. Government revenue	$95.5	$82.7	$12.8	15.5%
Diversified Commercial revenue	62.3	67.9	(5.6)	(8.2)
Total revenue	157.8	150.6	7.2	4.8
Cost of revenue excluding depreciation and amortization	41.1	47.3	(6.2)	(13.1)
Selling, general and administrative	58.4	64.5	(6.1)	(9.5)
Depreciation and amortization	57.6	59.0	(1.4)	(2.4)
Restructuring charges	—	13.6	(13.6)	*
Income (loss) from operations	0.7	(33.8)	34.5	*
Other income, net	—	0.1	(0.1)	*
Interest expense, net	—	(1.4)	1.4	*
Income (loss) before income taxes	0.7	(35.1)	35.8	*
Income tax benefit	4.3	14.1	(9.8)	(69.5)
Net income (loss)	$5.0	$(21.0)	$26.0	*

* Not meaningful

The following tables summarize our results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six months ended June 30,		Change
(dollars in millions)	2014	2013	$	Percent
Results of operations:
U.S. Government revenue	$193.1	$160.2	$32.9	20.5%
Diversified Commercial revenue	121.2	118.0	3.2	2.7
Total revenue	314.3	278.2	36.1	13.0
Cost of revenue excluding depreciation and amortization	80.6	88.2	(7.6)	(8.6)
Selling, general and administrative	111.4	144.3	(32.9)	(22.8)
Depreciation and amortization	115.2	106.3	8.9	8.4
Restructuring charges	1.1	33.9	(32.8)	(96.8)
Loss on abandonment of asset	1.2	—	1.2	*
Income (loss) from operations	4.8	(94.5)	99.3	*
Loss from early extinguishment of debt	—	(17.8)	17.8	*
Other income, net	0.1	0.4	(0.3)	(75.0)
Interest expense, net	—	(2.8)	2.8	*
Income (loss) before income taxes	4.9	(114.7)	119.6	*
Income tax benefit	0.5	33.1	(32.6)	(98.5)
Net income (loss)	$5.4	$(81.6)	$87.0	*

* Not meaningful

Revenue

The following table summarizes revenue as a percentage of totals for U.S. Government and Diversified Commercial customers:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net Revenue as a Percent of Total:
U.S. Government	60.5%	54.9%	61.4%	57.6%
Diversified Commercial	39.5	45.1	38.6	42.4
Total net revenue	100.0%	100.0%	100.0%	100.0%

Total U.S. and international revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013	2014	2013
Net Revenue:
U.S.	$108.3	$99.5	$219.9	$190.3
International	49.5	51.1	94.4	87.9
Total net revenue	$157.8	$150.6	$314.3	$278.2

The following table summarizes our percentage of direct and reseller and partner sales on a consolidated basis:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Reseller and Direct Sales:
Direct	91.5%	87.6%	92.0%	86.8%
Resellers	8.5	12.4	8.0	13.2
	100.0%	100.0%	100.0%	100.0%

Our principal source of revenue is the licensing of our earth imagery products and other services to end users and resellers and partners.

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

U.S. Government

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013	2014	2013
U.S. Government Net Revenue:
EnhancedView SLA	$56.8	$56.8	$113.6	$113.6
Other revenue and value added services	32.3	19.5	66.7	33.8
Amortization of pre-FOC payments related to NextView	6.4	6.4	12.8	12.8
Total U.S. Government net revenue	$95.5	$82.7	$193.1	$160.2

Reseller and Direct Sales:
Direct	99.9%	99.9%	99.9%	99.3%
Resellers	0.1	0.1	0.1	0.7
	100.0%	100.0%	100.0%	100.0%

U.S. Government primarily consists of customers who are defense and intelligence agencies of the U.S. Government. The U.S. Government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. Government, including the military and other government agencies. EnhancedView SLA revenue comprised 36.0% and 37.7% of our revenue for the three months ended June 30, 2014 and 2013, respectively, and 36.1% and 40.8% of our revenue for the six months ended June 30, 2014 and 2013, respectively. We also sell to other U.S. defense and intelligence customers including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer. Other revenue and value added services comprised 20.5% and 12.9% of our revenue for the three months ended June 30, 2014 and 2013, respectively, and 21.2% and 12.1% of our revenue for the six months ended June 30, 2014 and 2013, respectively.

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

Diversified Commercial Revenue

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Diversified Commercial Net Revenue:
DAP	$30.6	$28.7	$57.1	$46.7
Other diversified commercial	31.7	39.2	64.1	71.3
Total Diversified Commercial net revenue	$62.3	$67.9	$121.2	$118.0

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Reseller and Direct Sales:
Direct	78.8%	72.6%	79.5%	70.0%
Resellers	21.2	27.4	20.5	30.0
	100.0%	100.0%	100.0%	100.0%

Our Diversified Commercial customers are located throughout the world. They purchase our products and services on an as-needed basis, or through contracts that span one or more years, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers.

We earn revenue from sales of the DAP facility hardware and software, as well as from service fees to access our satellite constellation. The revenue to access our satellite constellation is recognized over time based on minutes of actual usage. The revenue and costs associated with the sales of a DAP facility are deferred until we commission into operation the ground terminal and can provide contractually specified access to our satellites. The facilities related revenue and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenue, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, the satellite with the longest remaining useful life is used as the basis for the amortization of revenue. We have DAP agreements in 10 countries.

Other Diversified Commercial revenue also includes revenue from international civil governments, providers of LBS, industry verticals and international defense and intelligence customers. Our customers are primarily government agencies, energy, telecommunications, utility and agricultural companies who, like our U.S. Government customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices, and digital mapmakers, who use our imagery products and services to create or expand their products and services. Customers in our industry verticals include financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue increased $7.2 million, or 4.8%, to $157.8 million for the three months ended June 30, 2014 from $150.6 million for the three months ended June 30, 2013.

There was an increase of $12.8 million, or 15.5%, in U.S. Government revenue to $95.5 million during the three months ended June 30, 2014 from $82.7 million for the three months ended June 30, 2013. This increase was the result of a $12.8 million increase in other revenue and value added services primarily attributable to expanded services being delivered, including daily global imagery collections (“Global EGD”) delivered via a web-based platform.

There was a decrease of $5.6 million, or 8.2%, in Diversified Commercial revenue to $62.3 million for the three months ended June 30, 2014 from $67.9 million for the three months ended June 30, 2013.  During the three months ended June 30, 2014 compared to the three months ended June 30, 2013, DAP revenue increased $1.9 million primarily due to one direct access customer that was activated in the first quarter of 2014. Other diversified commercial revenue decreased $7.5 million during the three months ended June 30, 2014 compared to the same period in 2013 due to decreased revenue from customers in Russia totaling approximately $4.8 and data deliveries to two customers totaling $6.3 million during the three months ended June 30, 2013 that did not recur during the three months ended June 30, 2014.  These decreases were partially offset by growth in revenue from our acquisition of Spatial Energy, and from other new and existing customers.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue increased $36.1 million, or 13.0%, to $314.3 million for the six months ended June 30, 2014 from $278.2 million for the six months ended June 30, 2013.

There was an increase of $32.9 million, or 20.5%, in U.S. Government revenue to $193.1 million during the six months ended June 30, 2014 from $160.2 million for the six months ended June 30, 2013. This increase was the result of a $32.9 million increase in other revenue and value added services primarily attributable to expanded services being delivered, including Global EGD and an additional month of revenue from services provided to customers from the GeoEye acquisition in 2014 as compared to 2013.

There was an increase of $3.2 million, or 2.7%, in Diversified Commercial revenue to $121.2 million for the six months ended June 30, 2014 from $118.0 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014 compared to the six months ended June 30, 2013, DAP revenue increased $10.4 million primarily due to the year over year impact of activating two direct access customers totaling $8.1 million and an additional month of revenue from GeoEye totaling $2.2 million.  Other diversified commercial revenue decreased $7.2 million during the six months ended June 30, 2014 compared to the same period in 2013 due to decreased revenue from customers in Russia totaling approximately $8.1 million and data deliveries to two customers totaling $6.3 million during the six months ended June 30, 2013 that did not recur during the six months ended June 30, 2014.  These decreases were partially offset by growth in revenue from our acquisition of Spatial Energy, an additional month of revenue from GeoEye in 2014, and from other new and existing customers.

Expenses

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 as a percentage of total revenue:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Expenses as a percentage of net revenue:
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	26.0	31.4	25.6	31.7
Selling, general and administrative	37.0	42.8	35.5	51.9
Depreciation and amortization	36.5	39.2	36.7	38.2
Restructuring charges	—	9.0	0.3	12.2
Loss on abandonment of asset	—	—	0.4	—
Income (loss) from operations	0.5	(22.4)	1.5	(34.0)
Loss on early extinguishment of debt	—	—	—	(6.4)
Other income, net	—	—	—	0.2
Interest expense, net	—	(0.9)	—	(1.0)
Income (loss) before income taxes	0.5	(23.3)	1.5	(41.2)
Income tax benefit	2.7	9.4	0.2	11.9
Net income (loss)	3.2%	(13.9)%	1.7%	(29.3)%

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013(1)	2014	2013(1)
Labor and labor related costs	$17.8	$19.8	$34.6	$36.7
Facilities, subcontracting and equipment costs	18.2	20.9	36.4	39.9
Consulting and professional fees	1.9	2.6	2.8	4.2
Aerial imagery	1.3	2.0	2.9	4.0
Other direct costs	1.9	2.0	3.9	3.4
Total cost of revenue, excluding depreciation and amortization	$41.1	$47.3	$80.6	$88.2

(1)         Certain immaterial 2013 amounts have been reclassified to conform to the current year presentation.

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

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Cost of revenue decreased $6.2 million, or 13.1%, to $41.1 million during the three months ended June 30, 2014 from $47.3 million for the three months ended June 30, 2013.  Labor and labor related costs decreased $2.0 million primarily resulting from our restructuring efforts.  Facilities, subcontracting and equipment costs decreased $2.7 million primarily due to a reduction in costs of approximately $2.5 million resulting from the consolidation of ground terminals and related telecommunication contracts acquired in connection with our acquisition of GeoEye.  The decrease in consulting and professional fees of $0.7 million is primarily due to reduced third-party services needed to support the integration of GeoEye.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Cost of revenue decreased $7.6 million, or 8.6%, to $80.6 million during the six months ended June 30, 2014 from $88.2 million for the six months ended June 30, 2013.  Labor and labor related costs decreased $2.1 million primarily due to a reduction in expenses of approximately $5.3 million resulting from our restructuring efforts, partially offset by an additional month of expense for employees assumed in connection with our acquisition of GeoEye totaling $3.2 million.  Facilities, subcontracting and equipment costs decreased $3.5 million primarily due to a reduction in costs of approximately $6.6 million due to the consolidation of ground terminals and related telecommunications contracts acquired in connection with our acquisition of GeoEye.  This reduction was partially offset by an additional month of expense associated with the remaining ground terminal facilities acquired from GeoEye totaling $2.0 million and a net increase in direct access facility costs of $0.8 million resulting from additional facilities that came online during the current year, partially offset by a decrease in expenses from existing facilities.  The decrease in consulting and professional fees of $1.4 million is primarily due to reduced services needed to support the integration of GeoEye.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013(1)	2014	2013(1)
Acquisition costs	$—	$(0.2)	$—	$20.6
Labor and labor related costs	33.2	32.2	63.4	64.6
Consulting and professional fees	12.8	18.4	24.2	34.1
Rent and facilities	2.7	4.7	5.7	7.4
Satellite insurance	2.3	3.4	4.7	6.3
Other	7.4	6.0	13.4	11.3
Total selling, general and administrative	$58.4	$64.5	$111.4	$144.3

(1)         Certain immaterial 2013 amounts have been reclassified to conform to the current year presentation.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Selling, general and administrative expenses decreased $6.1 million, or 9.5%, to $58.4 million during the three months ended June 30, 2014 from $64.5 million for the three months ended June 30, 2013.  Labor and labor related costs increased $1.0 million primarily due to severance expenses of approximately $1.4 million.  The decrease in consulting and professional fees of $5.6 million is primarily due to reduced combination related costs associated with the integration of GeoEye.  Rent and facilities expenses decreased $2.0 million primarily due to consolidation of facilities and telecommunication contracts.  Satellite insurance decreased $1.1 million due to a reduction in current year rates to insure our in-orbit satellites.  Other expenses increased $1.4 million due to higher costs related to software licenses and support, hardware support and maintenance fees.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Selling, general and administrative expenses decreased $32.9 million, or 22.8%, to $111.4 million during the six months ended June 30, 2014 from $144.3 million for the six months ended June 30, 2013.  The reduction in acquisition costs of $20.6 million was for the acquisition of GeoEye in 2013.  Labor and labor related costs decreased $1.2 million primarily due to a reduction in expenses of approximately $5.1 million resulting from our restructuring efforts, partially offset by an additional month of expense for employees assumed in connection with our acquisition of GeoEye of approximately $2.5 million and $1.4 million of severance expenses.  Consulting and professional fees decreased $9.9 million primarily due to reduced combination related costs associated with the integration of GeoEye.  Rent and facilities expenses decreased $1.7 million primarily due to consolidation of facilities and telecommunication contracts.  Satellite insurance decreased $1.6 million due to a reduction in current year rates to insure our on-orbit satellites.  Other expenses increased $2.1 million due to higher costs related to software licenses and support, hardware support and maintenance fees.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of our satellites and other operating assets.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Depreciation and amortization expense decreased $1.4 million, or 2.4%, to $57.6 million for the three months ended June 30, 2014 from $59.0 million for the three months ended June 30, 2013 due to a $2.4 million decrease in expense primarily from fully depreciated assets, partially offset by a $1.0 million increase in expense related to assets placed into service in the current year, including intangible assets assumed as part of our acquisition of Spatial Energy.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Depreciation and amortization expense increased $8.9 million, or 8.4%, to $115.2 million for the six months ended June 30, 2014 from $106.3 million for the six months ended June 30, 2013 primarily from an additional month of expense for property, equipment and intangible assets assumed in connection with our acquisition of GeoEye totaling $7.1 million, a $6.1 million increase in expense primarily resulting from assets placed into service during the current year, including intangible assets assumed as part of our acquisition of Spatial Energy, partially offset by a $4.6 million decrease in expense from fully depreciated assets.

Restructuring Charges

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

There were no restructuring charges for the three months ended June 30, 2014 compared with $13.6 million for the three months ended June 30, 2013 as our restructuring activities related to the acquisition of GeoEye were completed in March 2014.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Restructuring charges decreased $32.8 million, or 96.8%, to $1.1 million for the six months ended June 30, 2014 from $33.9 million for the six months ended June 30, 2013.

The restructuring charges we incurred following our acquisition of GeoEye were designed to realign our infrastructure with demand by our customers so as to optimize our operational efficiency.  These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.  We completed our restructuring activities related to the acquisition of GeoEye in March 2014.  We currently do not expect additional restructuring charges in 2014.

Loss from Early Extinguishment of Debt

In connection with the acquisition of GeoEye, we entered into the 2013 Credit Facility, issued $600.0 million of Senior Notes (“Senior Notes”), which bear interest at 5.25%, and retired our previous credit facility.  We recorded a loss of $17.8 million during the six months ended June 30, 2013 due to the write-off of $12.8 million of unamortized deferred financing fees and debt discount associated with the previous credit facility and $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

Interest Expense, net

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Interest expense, net of capitalized interest and interest income, decreased $1.4 million to $0 for the three months ended June 30, 2014. This decrease is attributable to 100.0% of our interest capitalized to capital projects during the three months ended June 30, 2014 compared to 90.7% during the three months ended June 30, 2013.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Interest expense, net of capitalized interest and interest income, decreased $2.8 million to $0 for the six months ended June 30, 2014.  This decrease is attributable to 99.7% of our interest capitalized to capital projects during the six months ended June 30, 2014 compared to 89.5% during the six months ended June 30, 2013, with the remainder of interest expense offset by interest income.

The majority of our capitalized interest is related to our WorldView-3 and WorldView-4 satellites.  Capitalization of interest related to WorldView-3 will cease once the satellite reaches FOC, which we anticipate achieving approximately 90 days following the expected August 2014 launch.  Capitalization of interest related to WorldView-4 will cease once the satellite is placed in storage, which we anticipate occurring in the second half of 2014.

Income Tax Expense (Benefit)

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Income tax benefit decreased $9.8 million, or 69.5%, to $4.3 million for the three months ended June 30, 2014 from an income tax benefit of $14.1 million for the three months ended June 30, 2013.  For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date pre-tax income (loss).  For the three months ended June 30, 2014, we recognized a tax benefit due to a change in our estimated annual effective tax rate and a release of tax reserves of $2.5 million upon completion of an Internal Revenue Service audit.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Income tax benefit decreased $32.6 million, or 98.5%, to $0.5 million for the six months ended June 30, 2014 from an income tax benefit of $33.1 million for the six months ended June 30, 2013.  For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date pre-tax income (loss).  For the six months ended June 30, 2014, we recognized a tax benefit due to a change in our estimated annual effective tax rate and a release of tax reserves of $2.5 million upon completion of an Internal Revenue Service audit.

Balance Sheet Measures

Total assets decreased $25.3 million, or 0.8%, to $3,140.5 million at June 30, 2014 from $3,165.8 million at December 31, 2013 primarily as a result of a decrease in cash and cash equivalents partially offset by increases in goodwill and intangible assets as a result of an acquisition completed during the first quarter of 2014.  Property and equipment, net of accumulated depreciation was largely unchanged from December 31, 2013 to June 30, 2014, as costs to build our WorldView-3 and WorldView-4 satellites and other infrastructure projects were offset by depreciation.

Total liabilities decreased $39.5 million, or 2.2%, to $1,743.0 million at June 30, 2014 from $1,782.5 million at December 31, 2013 primarily due to reductions in accounts payable and accrued liabilities resulting from reduced operating costs in 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had $177.8 million in cash and cash equivalents.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. The U.S. Government accounted for 60.5% of our consolidated revenue for the quarter ended June 30, 2014, of which the EnhancedView SLA comprised 36.0% of our consolidated revenue.  If the U.S. Government were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash, cash equivalents and proceeds from operations for at least the next twelve months.

The Company’s Board of Directors, on July 23, 2014, authorized a program to repurchase up to $75.0 million of the Company’s outstanding common stock through December 31, 2015. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice.

In summary, our cash flows were:

	Six months ended June 30,
(in millions)	2014	2013
Net cash provided by operating activities	$101.2	$1.6
Net cash used in investing activities	(150.0)	(665.3)
Net cash (used in) provided by financing activities	(2.5)	658.9

Cash provided by operating activities was $101.2 million for the six months ended June 30, 2014 compared to cash provided by operating activities of $1.6 million for the six months ended June 30, 2013. The $99.6 million increase in cash provided by operating activities was primarily due to net income in 2014 compared with a loss in 2013, which was largely the result of merger related expenditures incurred in connection with our acquisition of GeoEye.

Cash used in investing activities was $150.0 million for the six months ended June 30, 2014 compared to $665.3 million for the six months ended June 30, 2013. The $515.3 million decrease in cash used in investing activities was primarily due to cash expenditures for the acquisition of GeoEye incurred in 2013, partially offset by an acquisition completed in 2014.  We will continue to make capital expenditures on our WorldView-3 satellite until its launch, which we anticipate will be in August 2014.  We are making additional capital expenditures on WorldView-4 to enhance its capabilities.  We expect to complete the enhancements being made to WorldView-4 in the second half of 2014 and intend to place the satellite in storage until the second half of 2016 when we intend to launch and place WorldView-4 into service.

Cash used in financing activities was $2.5 million for the six months ended June 30, 2014 compared to cash provided by financing activities of $658.9 million for the six months ended June 30, 2013. The $661.4 million decrease in cash provided by financing activities was primarily due to $632.6 million in net proceeds received during the six months ended June 30, 2013 from refinancing our debt in connection with the acquisition of GeoEye.  In addition, cash proceeds from the exercise of stock options decreased $25.6 million to $3.1 million for the six months ended June 30, 2014 from $28.7 million for the six months ended June 30, 2013 primarily as a result of former GeoEye executives exercising their options following the acquisition.

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into the 2013 Credit Facility, which includes a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility.  At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility.  As of June 30, 2014, we have not drawn any amounts under the Senior Secured Revolving Credit Facility.  The 2013 Credit Facility requires quarterly principal payments of $1.375 million, which began on June 30, 2013 and will continue through February 1, 2020. As of February 1, 2014, there is no penalty for the early repayment of the Senior Secured Term Loan Facility.  Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA is 2.5:1.0 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company is also required to pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the 2013 Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of our guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of our assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of June 30, 2014, we were in compliance with our debt covenants.

Senior Notes

In connection with the acquisition of GeoEye, we issued the Senior Notes, which bear interest at 5.25% per year. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2013. The Senior Notes were issued at par and mature on February 1, 2021. We may redeem some or all of the Senior Notes at any time on or after February 1, 2017, at the redemption prices set forth in the indenture governing the Senior Notes. The initial redemption price for the Senior Notes is 102.625% of their principal amount plus accrued and unpaid interest to the date of redemption. We may redeem some or all of the Senior Notes at any time prior to February 1, 2017, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium, together with accrued and unpaid interest to the date of redemption. In addition, on or prior to February 1, 2016, we may redeem up to 35% of the principal amount of the Senior Notes using the net cash proceeds from sales of certain types of capital stock at a redemption price equal to 105.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of redemption, subject to certain other provisions as set forth in the offering memorandum. If a change of control occurs, we must give holders of the Senior Notes an opportunity to sell us their Senior Notes at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the date of purchase.

The Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness and senior to our existing and future subordinated indebtedness. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of our existing and certain of our future domestic subsidiaries, including GeoEye and its domestic subsidiaries, which also guarantee our 2013 Credit Facility. Each guarantor’s guarantee ranks parri passu in right of payment with all future senior indebtedness of the guarantor.

The Senior Notes have not been registered under the Securities Act of 1933, as amended (“Securities Act”).  We agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement if the Senior Notes were not freely transferable on February 1, 2014 under Rule 144 of the Securities Act, by persons that are not our “affiliates” (as defined under Rule 144).  As of February 1, 2014, the Senior Notes were freely transferable and eligible for resale pursuant to Rule 144 under the Securities Act.

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

Contractual Obligations

As of June 30, 2014, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

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

Non-U.S. GAAP Financial Measures

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the six months ended June 30,
(in millions)	2014	2013
Net cash flows provided by operating activities	$101.2	$1.6
Net cash flows used in investing activities	(150.0)	(665.3)
Acquisition of businesses, net of cash acquired	35.7	524.0
Free cash flow	$(13.1)	$(139.7)

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

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$5.0	$(21.0)	$5.4	$(81.6)
Depreciation and amortization	57.6	59.0	115.2	106.3
Interest expense, net	—	1.4	—	2.8
Income tax benefit	(4.3)	(14.1)	(0.5)	(33.1)
EBITDA	58.3	25.3	120.1	(5.6)
Loss from early extinguishment of debt	—	—	—	17.8
Loss on abandonment of asset	—	—	1.2	—
Restructuring charges (1)	—	13.6	1.1	33.9
Acquisition costs (1)	—	(0.2)	—	20.6
Integration costs (1)	5.6	7.2	9.4	15.1
Adjusted EBITDA	$63.9	$45.9	$131.8	$81.8

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our 2013 Credit Facility. The 2013 Credit Facility provides for a $550.0 million Senior Secured Term Loan Facility and a $150.0 million Senior Secured Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility. As of June 30, 2014, we had not drawn any amounts under the Senior Secured Revolving Credit Facility.

Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA (as defined in the Credit Agreement) is 2.5:1.0 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. We are also required to pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Based upon the amounts outstanding under the Senior Secured Term Loan Facility as of June 30, 2014 and assuming that the Senior Secured Term Loan Facility is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Senior Secured Term Loan Facility of approximately $5.4 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our Senior Secured Credit Facility but have not done so at this time.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2014. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 1A.  RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2014. There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K, as updated under the caption “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2014.

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

Date: July 31, 2014	/s/Yancey L. Spruill
Yancey L. Spruill
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Modification P00008 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00009 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00010 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Modification P00011 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.5#	Amendment No. 11 to WorldView-3 Satellite Purchase Agreement #60150 by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.					X

10.6	Separation Agreement, dated April 29, 2014, between DigitalGlobe, Inc. and Yancey L. Spruill	8-K	001-34299	10.1	5/1/2014

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Yancey L. Spruill, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1††	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2††	Certification of the Company’s Chief Financial Officer, Yancey L. Spruill, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 31, 2014, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL): (i.) Unaudited Condensed Consolidated Statements of Operations (ii.) Unaudited Condensed Consolidated Balance Sheets (iii.) Unaudited Condensed Consolidated Statements of Cash Flows (iv.) Related notes, tagged or blocks of text

X

#                                         Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

††                                  Furnished herewith.