Form 10-Q
period 2014-09-30
DIGITALGLOBE, INC.
filed 2014-10-30
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 23, 2014, there were 75,164,240 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenue	$154.6	$164.8	$468.9	$443.0
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	40.9	46.7	121.5	134.9
Selling, general and administrative	55.8	60.6	167.2	204.9
Depreciation and amortization	57.7	59.4	172.9	165.7
Restructuring charges	—	3.1	1.1	37.0
Loss on abandonment of asset	—	—	1.2	—
Income (loss) from operations	0.2	(5.0)	5.0	(99.5)
Loss from early extinguishment of debt	—	—	—	(17.8)
Other income, net	0.1	0.1	0.2	0.5
Interest expense, net	—	(0.7)	—	(3.5)
Income (loss) before income taxes	0.3	(5.6)	5.2	(120.3)
Income tax benefit	0.6	3.8	1.1	36.9
Net income (loss)	0.9	(1.8)	6.3	(83.4)
Preferred stock dividends	(1.0)	(1.0)	(3.0)	(2.6)
Net (loss) income less preferred stock dividends	(0.1)	(2.8)	3.3	(86.0)
Income allocated to participating securities	—	—	(0.1)	—
Net (loss) income available to common stockholders	$(0.1)	$(2.8)	$3.2	$(86.0)

(Loss) earnings per share:
Basic (loss) earnings per share	$0.00	$(0.04)	$0.04	$(1.21)
Diluted (loss) earnings per share	$0.00	$(0.04)	$0.04	$(1.21)
Weighted average common shares outstanding:
Basic	75.1	74.5	75.1	70.8
Diluted	75.1	74.5	76.1	70.8

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except par value)	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127.4	$229.1
Restricted cash	4.8	6.9
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $2.4, respectively	127.3	116.3
Short-term deferred contract costs	10.6	10.0
Prepaid and current assets	20.6	23.8
Deferred taxes (Note 12)	5.5	5.9
Total current assets	296.2	392.0
Property and equipment, net of accumulated depreciation of $1,044.2 and $880.6, respectively	2,209.6	2,177.5
Goodwill	484.2	459.3
Intangible assets, net of accumulated amortization of $16.7 and $8.7, respectively	45.8	39.9
Aerial image library, net of accumulated amortization of $45.2 and $41.3, respectively	5.2	9.1
Long-term restricted cash	2.7	4.5
Long-term deferred contract costs	42.6	44.9
Other assets	34.4	38.6
Total assets	$3,120.7	$3,165.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10.5	$20.9
Current portion of long-term debt	5.5	5.5
Other accrued liabilities	60.5	80.3
Current portion of deferred revenue	103.8	81.3
Total current liabilities	180.3	188.0
Deferred revenue	329.4	374.6
Long-term debt, net of discount	1,133.4	1,137.1
Long-term deferred tax liability, net (Note 12)	76.8	80.0
Other liabilities	6.5	2.8
Total liabilities	$1,726.4	$1,782.5
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at September 30, 2014; and 0.08 shares issued and outstanding at December 31, 2013	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 75.9 shares issued and 75.2 shares outstanding at September 30, 2014 and 75.5 shares issued and 75.3 shares outstanding at December 31, 2013	0.2	0.2
Treasury stock, at cost; 0.7 shares at September 30, 2014 and 0.2 shares at December 31, 2013	(19.8)	(3.5)
Additional paid-in capital	1,476.6	1,457.5
Accumulated deficit	(64.6)	(70.9)
Total DigitalGlobe, Inc. stockholders’ equity	1,392.4	1,383.3
Noncontrolling interest	1.9	—
Total stockholders’ equity	1,394.3	1,383.3
Total liabilities and stockholders’ equity	$3,120.7	$3,165.8

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6.3	$(83.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	172.9	165.7
Amortization of aerial image library, deferred contract costs and lease incentive	11.6	12.6
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	13.3	19.9
Excess tax benefit from share-based compensation	(1.9)	—
Amortization of debt issuance costs and accretion of debt discount, net of capitalized interest	—	3.6
Write-off of debt issuance costs and debt discount	—	12.8
Deferred income taxes	(1.3)	(38.1)
Loss on disposal of assets and other	1.4	(0.3)
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(8.1)	15.8
Deferred contract costs	(6.4)	(16.5)
Other current and non-current assets	4.5	3.1
Accounts payable	(16.0)	(3.4)
Accrued liabilities	(2.0)	(37.4)
Deferred revenue	(25.7)	35.3
Cash fees paid for early extinguishment of long-term debt and debt discount	—	(13.8)
Net cash flows provided by operating activities	148.6	75.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(193.9)	(198.9)
Acquisition of businesses, net of cash acquired	(35.7)	(524.0)
Other property and equipment additions	(12.0)	(12.7)
Decrease in restricted cash	3.8	4.7
Net cash flows used in investing activities	(237.8)	(730.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,150.0
Repayment of debt	(4.1)	(483.9)
Payment of debt issuance costs	—	(36.2)
Proceeds from exercise of stock options	8.6	36.9
Excess tax benefit from share-based compensation	1.9	—
Preferred stock dividend payment	(3.0)	(2.0)
Repurchase of common stock	(15.0)	—
Principal payments on capital lease obligations	(0.9)	—
Net cash flows (used in) provided by financing activities	(12.5)	664.8
Net (decrease) increase in cash and cash equivalents	(101.7)	9.8
Cash and cash equivalents, beginning of period	229.1	246.2
Cash and cash equivalents, end of period	$127.4	$256.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $47.6 million and $32.6 million, respectively	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	16.3	(5.0)
Changes to non-cash deferred contract cost accruals	(0.3)	(2.4)
Additions to capital lease obligations	(3.1)	—
Issuance of shares of common and convertible preferred stock for acquisition of business	—	837.8
Stock-based compensation awards issued in acquisition of business, net of income taxes	—	13.4
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.General Information

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

As of September 30, 2014, DigitalGlobe owns and operates five in-orbit and fully commissioned imagery satellites, which collect panchromatic (black and white) or multispectral (color) imagery using visible and near-infrared wavelengths.  In addition, on August 13, 2014, the Company successfully launched its sixth imagery satellite, WorldView-3, the world’s highest resolution and most capable commercial earth observation satellite.  The Company is making enhancements to WorldView-4 and anticipates that these enhancements will be completed in the fourth quarter of 2014, at which point the satellite will be placed into storage. The Company also intends to launch and place into service its WorldView-4 satellite in the second half of 2016 for additional capacity as a result of anticipated incremental growth opportunities.  Refer to Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements for further discussion.

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

NOTE 2.Basis of Presentation and Recent Accounting Pronouncements

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

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation.

There have been no material changes as a result of the adoption of recent accounting pronouncements or to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective January 1, 2017 and early adoption is not permitted.  ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application. The Company continues to evaluate the impact of ASU 2014-09 and available adoption methods on its consolidated financial statements.

In August 2014 the FASB issued FASB ASU 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. We do not expect that the application of ASU 2014-15 will have an impact on the presentation of our results of operations, financial position or disclosures.

NOTE 3.Deferred Revenue

Deferred revenue represents cash received in advance of revenue recognition.  The Company’s deferred revenue balance varies based on the timing of revenue recognition and the timing of payments within each period presented.  The Company has $433.2 million of deferred revenue recorded on its balance sheet as of September 30, 2014. This balance is primarily attributable to the Company’s EnhancedView and NextView contracts with the National Geospatial-Intelligence Agency (“NGA”), with the remaining balance arising from upfront payments received from its Direct Access Program (“DAP”), imagery hosting arrangements, or arrangements that require that the Company refresh previously delivered imagery.  A rollforward of the deferred revenue balance from December 31, 2013 to September 30, 2014 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
Balance, December 31, 2013	$194.3	$99.3	$111.7	$45.7	$4.9	$455.9
Deferred revenue acquired in Spatial Energy acquisition	—	—	—	—	2.8	2.8
Cash collections	187.5	39.9	—	52.4	37.9	317.7
Revenue recognized on deferred revenue	(170.5)	(63.7)	(19.1)	(55.5)	(34.4)	(343.2)
Balance, September 30, 2014	$211.3	$75.5	$92.6	$42.6	$11.2	$433.2

EnhancedView Contract and Service Level Agreement

On August 6, 2010, DigitalGlobe entered into the EnhancedView Contract with NGA. The EnhancedView Contract has a ten-year term, inclusive of nine one-year renewal options exercisable by NGA, and is subject to Congressional appropriations and the right of NGA to terminate or suspend the contract at any time. The EnhancedView Service Level Agreement (“SLA”) totals $2.8 billion over the term of the contract, payable as $250.0 million per year

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

($20.8 million monthly) for the first four contract years commencing on September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning on September 1, 2014.  The NGA has exercised the first four options under the EnhancedView SLA, which collectively extended the SLA through August 31, 2015.

Each monthly EnhancedView SLA payment is subject to a performance penalty of up to 4% depending upon the Company’s performance against pre-defined EnhancedView SLA performance criteria. A performance penalty is assessed in any month that NGA determines that not all of the EnhancedView SLA performance criteria were met. The Company retains the full monthly cash payment; however, the penalty amount will be applied to mutually agreeable future products and services or to a pro-rated extension of the EnhancedView SLA beyond the current contract period. Accordingly, all penalty amounts will cause the Company to defer recognition of a corresponding revenue amount until the performance penalty funds are consumed as described above. During the three and nine months ended September 30, 2014 and 2013, there were no performance penalties.

During the first quarter of 2014, DigitalGlobe and NGA agreed to certain modifications of the EnhancedView Contract that included, among other changes, flexibility in the timing of the imaging capacity step-up to accommodate a potential delay of no greater than four months in the launch of WorldView-3. Step-up in the monthly cash payments from NGA remains unchanged, and increased from $20.8 million per month to $25.0 million per month beginning on September 1, 2014. The modifications did not result in a change to the SLA accounting methodology.

The Company recognizes revenue for the EnhancedView SLA using a proportional performance method. Under this method, revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract.  The Company will begin to recognize a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time.  As further discussed in Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements, on October 1, 2014, DigitalGlobe increased constellation capacity made available to NGA and will begin recognizing revenue at the increased annualized rate.

U.S. Government Value Added Services

U.S. Government value added services include arrangements whereby the Company meets NGA’s more advanced imagery requirements using its production and dissemination capabilities. Value added services contracts generally include production and hosting of imagery for specified periods of time.

NextView

In connection with the Company’s NextView agreement with NGA (which was entered into September 2003 and was the predecessor to the current EnhancedView Contract), the Company received $266.0 million from NGA to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached FOC in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1. If the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified accordingly. Based on the current estimated useful life of WorldView-1, the Company recognized $6.3 million of revenue related to the pre-FOC payments for each of the three month periods ended September 30, 2014 and 2013 and $19.1 million for each of the nine months periods ended September 30, 2014 and 2013.  The Company is in the process of reviewing the useful lives of its satellites, which it expects to complete in the fourth quarter.  As of September 30, 2014, the remaining balance of deferred revenue associated with the pre-FOC payments is $92.6 million.

Direct Access Program

Under the DAP, up-front fees are paid by the customer for the initial facility construction and delivery.  The up-front payments are recognized ratably over the estimated customer relationship period, for which the estimated life of the

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 4.Business Acquisitions

On January 31, 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye. DigitalGlobe is considered the acquirer and has accounted for the transaction under the acquisition method in accordance with U.S. GAAP.

GeoEye common stockholders received, in the aggregate, approximately 25.9 million shares of DigitalGlobe’s common stock and $92.8 million in cash in exchange for their shares of GeoEye common stock. In addition, each share of GeoEye’s Series A Convertible Preferred Stock was converted into one newly-designated share of Series A Preferred Stock of DigitalGlobe and $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A Convertible Preferred Stock was convertible. As a result, DigitalGlobe issued 80,000 shares of Series A Preferred Stock and paid approximately $11.0 million in cash to GeoEye’s Series A Convertible Preferred stockholder. The Company also assumed the awards outstanding under GeoEye’s equity incentive plans. The Company incurred total acquisition costs of $33.5 million related to the acquisition of GeoEye, of which $20.6 million was incurred in 2013.  Immediately following the acquisition, the former GeoEye stockholders owned approximately 35% of DigitalGlobe’s common stock.

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

The total purchase price for the acquisition of GeoEye was as follows:

(in millions)	Amount
Net cash received	$(76.2)
DigitalGlobe common stock	723.8
DigitalGlobe Series A Preferred Stock	114.0
DigitalGlobe equity awards issued to replace GeoEye equity awards	22.4
Long-term debt issued to redeem GeoEye’s long-term debt, including early termination penalties and accrued interest	596.7
Aggregate purchase price	$1,380.7

The Company’s closing share price on January 31, 2013 was $27.97, whereby pursuant to the acquisition method of accounting, it is considered the fair value of each DigitalGlobe common share issued in connection with the acquisition of GeoEye.

The Company has recognized the assets and liabilities of GeoEye based on its estimate of their acquisition date fair values. The fair value of GeoEye’s property and equipment was estimated using a market approach. A market approach uses prices and other relevant information generated by market transactions involving comparable assets. The fair value of GeoEye’s satellites was estimated using a replacement cost approach and was based on the amount that would be required to replace the service capacity of the assets. Under the replacement cost approach, the Company estimated the cost of a similar satellite having the nearest equivalent utility to the satellite being valued. The Company then adjusted this value, as necessary, for physical depreciation, functional obsolescence or economic

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

obsolescence. As of the acquisition date, identifiable intangible assets, excluding technology, were measured at fair value primarily using various income approaches, which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method. Technology was valued using a cost approach.  The excess of purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.  None of the goodwill associated with this acquisition is deductible for tax purposes.

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

Nine Months Ended
(in millions, except per share data)	September 30, 2013
Operating revenue	$452.8
Net loss	(78.7)
Net loss available to common stockholders	(81.7)
Basic loss per common share	$(1.11)
Diluted loss per common share	$(1.11)

This pro forma information reflects certain adjustments to DigitalGlobe’s previously reported operating results, primarily:

•	elimination of non-recurring transaction costs;
•	increased amortization of stock-based compensation;
•	increased amortization expense related to identifiable intangible assets recorded as part of the acquisition;
•	changes to depreciation expense as a result of the fair value adjustment to property and equipment;
•	decreased interest expense due to lower interest rates on long-term debt; and
•	related income tax effects.

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

Other Acquisitions

In February 2014, the Company acquired Spatial Energy, LLC.  Spatial Energy complements the Company’s capabilities, primarily for the oil and gas industry vertical.  The cash paid for this acquisition totaled approximately $35.7 million, net of cash acquired.  The Company recorded goodwill of $25.6 million from this acquisition, of which $19.0 million is deductible for tax purposes.  The determination of fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  The Company expects to complete its final determinations no later than the first quarter of 2015.  The final determinations may be significantly different than those reflected in its Unaudited Condensed Consolidated Financial Statements as of September 30, 2014.

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

NOTE 5.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			September 30, 2014	December 31, 2013
Satellites	9	–	12	$1,323.6	$1,323.6
Construction in progress		–		1,430.5	1,283.9
Computer equipment and software		3		347.5	307.7
Machinery and equipment, including ground terminals		5		106.3	98.6
Furniture, fixtures and other	3	–	7	39.3	37.9
Land and buildings		34		6.6	6.4
Total property and equipment				3,253.8	3,058.1
Accumulated depreciation and amortization				(1,044.2)	(880.6)
Property and equipment, net				$2,209.6	$2,177.5

Depreciation expense for property and equipment was $55.0 million and $57.1 million for the three months ended September 30, 2014, and 2013, respectively, and $164.9 million and $159.6 million for the nine months ended September 30, 2014 and 2013, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2014, the Company operates a constellation of five in-orbit and fully commissioned satellites. The net book value of each satellite is as follows:

	Depreciable Life
(in millions)	(in years)		September 30, 2014	December 31, 2013
Quickbird	12.2		$—	$0.6
WorldView-1	10.5		163.2	197.0
WorldView-2	11		263.2	294.7
IKONOS	9	(1)	—	—
GeoEye-1	9	(1)	141.2	173.0
Satellites, net			$567.6	$665.3

(1)	Remaining depreciable life determined as of January 31, 2013, the acquisition date of GeoEye, was 0.5 years for IKONOS and 5 years for GeoEye-1.

Construction in progress includes the WorldView-3 and WorldView-4 satellites, ground station construction, infrastructure projects, certain internally developed software costs and capitalized interest.  The Company completed construction and launched its WorldView-3 satellite on August 13, 2014.  As of September 30, 2014, WorldView-3 had not yet reached FOC, and thus remains classified as construction in progress as of that date.  As described in Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements, the Company has completed the needed calibrations on WorldView-3 to enable it to provide visible spectrum imagery to its customers.  Accordingly, the satellite will be classified as depreciable property and equipment beginning on October 1, 2014.

The Company is currently completing enhancements to its WorldView-4 satellite and anticipates that those will be completed in the fourth quarter of 2014, at which time the satellite will be placed into storage.  Costs, including interest, associated with enhancements to satellite capability, will be capitalized.  Capitalization of all costs associated with this satellite will cease during the period in which it is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred. The Company intends to launch and place into service its WorldView-4 satellite in the second half of 2016 for additional capacity as a result of anticipated incremental growth opportunities.

When the Company places the WorldView-4 satellite into service, all costs associated with removing it from storage and other incremental costs that result from the storage process will be expensed as incurred. However, costs incurred to launch the satellite and perform in-orbit testing prior to the satellite reaching its FOC will be capitalized as these costs are necessary to place the satellite into service. After the satellite has been successfully placed into service, it will be removed from construction-in-process and recorded as depreciable property and equipment.

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

The expected depreciable life of a satellite is determined in the reporting period that the satellite has reached FOC. A satellite’s expected depreciable life is determined by considering certain factors including: (i) the orbit in which the satellite is placed; (ii) the supply of fuel; (iii) environmental stress; (iv) the anticipated environmental degradation of solar panels and other components; (v) the anticipated levels of solar radiation; (vi) the probability of design failure of the satellite’s components from design or manufacturing defect; and (vii) the quality of the satellite’s construction. The Company depreciates the cost of a satellite, after the satellite has been successfully placed into

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

service, over its expected useful life using the straight-line method of depreciation as the Company anticipates that the satellite will provide consistent levels of imagery over its useful life.  The Company is in the process of reviewing the useful lives of its in-orbit and fully commissioned satellites, which it expects to complete in the fourth quarter.  Additionally, the Company is evaluating the estimated useful life of its WorldView-3 satellite, which will be determined in the fourth quarter, as discussed in Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements.

If a satellite were to fail to launch or fail while in orbit, the resulting loss would be charged to expense in the period in which such loss was to occur.  The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

NOTE 6.Goodwill and Other Intangibles

The following table summarizes the change in goodwill during the nine month period ended September 30, 2014:

(in millions)	Amount
Balance, December 31, 2013	$459.3
Purchase accounting adjustment	(0.7)
Acquisition	25.6
Balance, September 30, 2014	$484.2

The following table summarizes the Company’s acquired intangible assets:

	Useful			September 30, 2014			December 31, 2013
	Life			Gross		Net	Gross		Net
	(in			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Technology	3	–	5	$27.2	$(9.2)	$18.0	$26.9	$(5.0)	$21.9
Customer relationships	10	–	12	27.0	(2.8)	24.2	14.0	(1.1)	12.9
Trademarks		3		5.6	(2.9)	2.7	5.0	(1.5)	3.5
FCC licenses and other	2	–	20	2.7	(1.8)	0.9	2.7	(1.1)	1.6
Total				$62.5	$(16.7)	$45.8	$48.6	$(8.7)	$39.9

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the nine month period ended September 30, 2014, the Company added approximately $13.9 million of intangible assets that were related to the acquisition of Spatial Energy.

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

Total intangible amortization expense was $2.7 million and $2.3 million during the three month periods ended September 30, 2014 and 2013, respectively, and $8.0 million and $6.1 million during the nine month periods ended

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013, respectively.  The estimated future annual amortization expense for acquired intangible assets is as follows:

(in millions)
Fiscal Years Ending, December 31,	Amount
2014(1)	$2.8
2015	10.1
2016	8.2
2017	7.7
2018	2.9
Thereafter	14.1
Total amortization expense	$45.8

(1)	Represents estimated amortization for the three month period ended December 31, 2014.

The Company performs its annual test for impairment of goodwill, finite-lived intangible assets, and long-lived tangible assets as of October 1 or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  There were no indicators of impairment of such assets during the nine months ended September 30, 2014 or 2013.

NOTE 7.Other Accrued Liabilities

	September 30,	December 31,
(in millions)	2014	2013
Compensation and other employee benefits	$20.4	$23.0
Construction in progress accruals	10.5	19.0
Accrued interest payable	5.3	13.2
Accrued restructuring costs	—	2.4
Accrued taxes	2.8	2.6
Other accrued expense	21.5	20.1
Total other accrued liabilities	$60.5	$80.3

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

NOTE 8.Debt

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, the Company entered into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”). The 2013 Credit Facility requires quarterly principal payments of $1.375 million starting June 30, 2013 with the remaining balance due February 1, 2020. Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when the ratio of total debt to Adjusted EBITDA is 2.5:1.0 or lower. The Company is also required to pay a commitment fee between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company’s leverage ratio.  After February 1, 2014, there is no pre-payment penalty for early repayment of the 2013 Credit Facility. At the closing of the 2013 Credit Facility, the

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Company borrowed the full amount of the Senior Secured Term Loan Facility.  As of September 30, 2014, the Company had not drawn any amounts under the Senior Secured Revolving Credit Facility.

The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. The Company was in compliance with its debt covenants as of September 30, 2014.

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

The Company paid $41.6 million of underwriting and other fees and expenses in connection with the 2013 Credit Facility and the Senior Notes, of which $5.0 million was included in “Loss from early extinguishment of debt” for the nine months ended September 30, 2013 because a portion of the refinancing was accounted for as a modification and $36.6 million was capitalized as debt issuance costs and included in other assets.

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

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

pay the cash consideration under the merger agreement with GeoEye and to pay fees and expenses related to the foregoing transactions.

The following table represents the Company’s future debt payments as of September 30, 2014:

Long-term debt
(excluding interest
(in millions)	payments)
2014(1)	$1.4
2015	5.5
2016	5.5
2017	5.5
2018	5.5
Thereafter	1,118.4
Total	$1,141.8

(1)	Represents long-term debt principal payment for the three month period ending December 31, 2014.

Letters of Credit

At each of September 30, 2014 and December 31, 2013, DigitalGlobe had $1.2 million in letters of credit under the lease agreement for its headquarters in Longmont, Colorado. Additionally, at September 30, 2014 and December 31, 2013, the Company had $1.1 million in letters of credit under the lease agreement for its office location in Herndon, Virginia.  At September 30, 2014 and December 31, 2013, the Company had $5.2 million and $9.1 million, respectively, in letters of credit and performance guarantees used in the ordinary course of business primarily to support its obligations to customers under certain of the DAP contracts. These letters of credit are secured by restricted cash. The letters of credit and related restricted cash amounts are released when the respective contractual obligations have been fulfilled by the Company.

Interest Expense, net

The following table summarizes the Company’s interest expense, accretion of debt discount, amortization of the deferred financing fees, line of credit fees, interest capitalized and interest income.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Interest	$13.2	$13.4	$39.4	$37.7
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	1.8	5.4	5.1
Capitalized interest	(14.9)	(14.4)	(44.6)	(39.0)
Interest expense	$0.1	$0.8	$0.2	$3.8
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Interest expense, net	$—	$0.7	$—	$3.5

NOTE 9.Fair Values of Financial Instruments

The fair value guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs are defined as follows:

•	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table provides information about the assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicates the valuation technique utilized by the Company to determine the fair value.

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
(in millions)	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents at September 30, 2014	$83.5	$83.5	$—	$—
Cash equivalents at December 31, 2013	79.1	79.1	—	—

The Company’s cash equivalents consist of investments acquired with maturity dates of less than 90 days, are quoted from market rates and are classified within Level 1 of the valuation hierarchy. At September 30, 2014 and December 31, 2013, the Company’s cash equivalents consisted of funds held in U.S. Treasury money markets. The Company does not have any Level 2 or Level 3 financial instruments as of September 30, 2014 and December 31, 2013.

The carrying value of our long-term debt was $1,138.9 million and $1,142.6 million at September 30, 2014 and December 31, 2013, respectively.  The estimated fair value of our long-term debt based upon trading activity among lenders was $1,106.8 and $1,132.9 at September 30, 2014 and December 31, 2013, respectively, and are classified within Level 2 of the valuation hierarchy.

NOTE 10.Stockholders’ Equity

Stock-Based Compensation Program

The Company has equity incentive plans that provide for grants to employees of stock options, restricted stock and unrestricted shares. The date of grant of the awards is used as the measurement date.  The awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

The Company recognized total stock-based compensation expense of $5.5 and $4.0 during the three month periods ended September 30, 2014 and 2013, respectively, and $14.0 and $20.5 during the nine month periods ended September 30, 2014 and 2013, respectively. Stock-based compensation capitalized to assets under construction was $0.2 million and $0.1 million during the three month periods ended September 30, 2014 and 2013, and $0.7 million and $0.6 million during the nine month periods ended September 30, 2014 and 2013, respectively.

During the nine month period ended September 30, 2014, the Company awarded 0.7 million unvested restricted stock units at an average grant date price of $38.14 per share.  Of this amount, 0.1 million stock units represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting both a service requirement and either a Company financial performance condition or a Company stock market performance condition.  The number of units granted with the financial performance condition that ultimately will vest is based on a return on invested capital measurement over the three year vesting period of the awards.  The awards granted

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

with a financial performance condition have a grant date fair value of $37.37 per share. The number of units granted with the stock market performance condition that ultimately will vest is based on a measurement of  the change in the Company’s average stock price compared to the change in value of the Russell 2000 stock index as determined over the three year vesting period of the awards.  The awards granted with the stock market performance condition were valued at a grant date fair value of $54.10 per share using a Monte Carlo simulation.  For both types of awards with performance conditions, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.

As of September 30, 2014, total unrecognized compensation expense related to share options is $2.2 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.2 years. As of September 30, 2014, the number of options outstanding was 2.1 million at a weighted-average exercise price of $20.42 and the number of options exercisable was 1.6 million at a weighted-average exercise price of $21.90 per share.

As of September 30, 2014, total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units is $29.0 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.4 years.  Approximately $4.8 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain financial performance and stock market performance conditions.

Certain equity incentive plan participants elect to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vests. The quantity and value of the shares withheld during the three and nine month periods ended September 30, 2014 and 2013 were immaterial and have been included in treasury shares.

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share to Cerberus Satellite, LLC. In March 2014, Cerberus Satellite, LLC transferred the 80,000 shares of Series A Preferred Stock to Citigroup Global Markets, Inc.  Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to the Company’s equity. The Company declared dividends on the Series A Preferred Stock of $1.0 million during each of the three months ended September 30, 2014 and September 30, 2013, which were included in current liabilities for the periods then ended.  The Company declared dividends on the Series A Preferred Stock of $3.0 million during each of the nine month periods ended September 30, 2014 and September 30, 2013. For the nine months ended September 30, 2013, $0.4 million of the dividend was recorded by GeoEye as a pre-acquisition obligation. The Series A Preferred Stock is convertible at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016 the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the option to redeem all of the Series A Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date.  The Series A Preferred Stock is classified as equity on the Company’s unaudited condensed consolidated balance sheet.

Share Repurchase Program

On July, 23, 2014, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s outstanding common stock through December 31, 2015.  The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice.

During the three and nine months ended September 30, 2014, the Company repurchased 495,870 shares, or $15.0 million, of its common stock in the open market at an average purchase price of $30.27 per share.  These shares are held in treasury stock at September 30, 2014.  The Company made no open market repurchases of its common stock during the three and nine months ended September 30, 2013.

Comprehensive Income

For the three and nine months ended September 30, 2014 and 2013, there were no material differences between net income (loss) and comprehensive income (loss).

NOTE 11.Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options and restricted stock awards. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method. Securities that contain non-forfeitable rights to dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and dilutive EPS pursuant to the two-class method. Net losses are not allocated to the Company’s participating securities. The shares of the Company’s Series A Preferred Stock are participating securities.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share data)	2014	2013	2014	2013
(Loss) earnings per share:
Net income (loss)	$0.9	$(1.8)	$6.3	$(83.4)
Preferred stock dividends	(1.0)	(1.0)	(3.0)	(2.6)
Net (loss) income less preferred stock dividends	(0.1)	(2.8)	3.3	(86.0)
Income allocated to participating securities	—	—	(0.1)	—
Net (loss) income available to common stockholders	$(0.1)	$(2.8)	$3.2	$(86.0)
Basic weighted average number of common shares outstanding	75.1	74.5	75.1	70.8
Assuming exercise of stock options and restricted shares	—	—	1.0	—
Diluted weighted average number of common shares outstanding	75.1	74.5	76.1	70.8
(Loss) earnings per share:
Basic	$0.00	$(0.04)	$0.04	$(1.21)
Diluted	$0.00	$(0.04)	$0.04	$(1.21)

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted EPS, due to their anti-dilutive impact on weighted common share equivalents were 3.1 million for the three and nine month periods ended September 30, 2014 and 2013.  The number of options and non-vested restricted stock awards that were assumed to be repurchased under the treasury stock method were 2.7 million and 3.1 million for the three and nine month periods ended September 30, 2014, respectively.  The number of options and non-vested restricted stock awards that were excluded from the computation of diluted EPS because the effects thereof were antidilutive were 4.1 million and 4.7 million for the three and nine month periods ended September 30, 2013, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12.Income Taxes

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

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax income (loss).  For the three and nine month periods ended September 30, 2014, the Company recognized a tax benefit on pre-tax income as a result of the impact of discrete period items.

NOTE 13.Restructuring Charges

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

The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2013	$2.3	$—	$0.1	$2.4
Provision for restructuring charges (1)	0.3	0.7	—	1.0
Cash payments	(2.2)	(0.7)	—	(2.9)
Balance, March 31, 2014	0.4	—	0.1	0.5
Cash payments	(0.4)	—	(0.1)	(0.5)
Balance, June 30, 2014	—	—	—	—
Cash payments	—	—	—	—
Balance, September 30, 2014	$—	$—	$—	$—

(1)

Restructuring charges for the three months ended March 31, 2014 exclude $0.1 million of share-based compensation associated with the accelerated vesting of stock awards as such charges are not components of the restructuring liability.

NOTE 14.Non-Controlling Interest

In connection with the acquisition of Spatial Energy completed in February 2014, the Company obtained a majority interest in a subsidiary, and control of the subsidiary’s board of directors.  A third party investor owns approximately 25% of the outstanding shares of the subsidiary.  Accordingly, the Unaudited Condensed Consolidated Financial Statements include the financial position of this subsidiary as of September 30, 2014 and the results of operations of this subsidiary since the date of acquisition.  The Company has recognized the carrying value of the non-controlling interest as a component of stockholders’ equity.  The operating results of the subsidiary attributable to the non-controlling interest are immaterial for all of the periods presented and are included in Other income, net.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15.Related Party Transactions

Investment in Joint Venture

In June 2012, the Company made an investment of approximately $0.3 million for a less than 20% ownership interest in a joint venture in China. During the nine months ended September 30, 2014 and 2013, the joint venture purchased $5.0 million and $7.6 million in products and services from the Company, respectively. Amounts owed to the Company by the joint venture at September 30, 2014 and December 31, 2013, were $1.6 million and $6.7 million, respectively.

NOTE 16.Commitments and Contingencies

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

NOTE 17.Significant Customers and Geographic Information

DigitalGlobe recognized revenue related to contracts with the U.S. Government, its largest customer, of $87.8 million and $100.8 million for the three months ended September 30, 2014 and 2013, respectively, and $280.9 million and $261.0 million for the nine months ended September 30, 2014 and 2013, respectively. This represented 56.8% and 61.2% of the Company’s total revenue for the three months ended September 30, 2014 and 2013, respectively, and 59.9% and 58.9% for the nine months ended September 30, 2014 and 2013, respectively.  The Company sells to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
U.S. Government	$87.8	$100.8	$280.9	$261.0
Diversified Commercial	66.8	64.0	188.0	182.0
Total revenue	$154.6	$164.8	$468.9	$443.0

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Total U.S. and international revenue was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
U.S.	$106.6	$116.7	$326.5	$307.0
International	48.0	48.1	142.4	136.0
Total revenue	$154.6	$164.8	$468.9	$443.0

NOTE 18. Subsequent Event

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  We identified the following as a non-recognized subsequent event:

On August 13, 2014, DigitalGlobe successfully launched WorldView-3, the world’s highest resolution and most capable commercial earth observation satellite.  On October 1, 2014, the Company completed the needed calibrations on WorldView-3 to enable it to provide visible spectrum imagery to its customers.  Also, on October 1, 2014, as a result of increased constellation capacity made available to NGA, the Company expects to recognize an increase of approximately $27.0 million of revenue from the EnhancedView SLA for the three months ended December 31, 2014.  Additionally, effective October 1, 2014, the Company will begin depreciating the satellite and related infrastructure and will cease capitalizing interest related to the WorldView-3 satellite. We are currently unable to estimate the increase in depreciation expense for the three months ended December 31, 2014 due to the ongoing evaluation of the estimated useful life of WorldView-3, which will be completed during the fourth quarter.

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of Congress and the administration, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that U.S. government sanctions against specified companies and individuals in Russia may limit our ability to conduct business with potential or existing customers; the risk that anticipated benefits and synergies from the strategic combination of the Company and GeoEye, Inc. cannot be fully realized or may take longer to realize than expected; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives; interruption or failure of our ground system and other infrastructure, decrease in demand for our imagery products and services; increased competition, including possibly from companies with substantial financial and other resources and services, that may reduce our market share or cause us to lower our prices; our inability to fully integrate acquisitions or to achieve planned synergies; changes in satellite imaging technology; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by our Form 10-Q for the quarter ended March 31, 2014.

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

Overview

We are a leading global provider of geospatial information products and services. Sourced from our own advanced satellite constellation, our products and services support a wide variety of uses, including defense, intelligence and homeland security applications, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Each day users depend on our data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time. Our principal customers are U.S. and foreign governments, civil agencies and providers of location-based services (“LBS”). Additionally, we serve a wide variety of companies in industry verticals, such as the financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries. The imagery that forms the foundation of our products and services is collected daily from our five high-resolution imaging satellites and maintained in our imagery archive, which we refer to as our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 5.1 billion square kilometers of imagery, an area the equivalent of 35 times the landmass of the earth, accumulated since 1999. As of September 30, 2014, our collection capacity was approximately 1.2 billion square kilometers of imagery per year, or the equivalent of roughly eight times the earth’s land surface area.

In June 2014, the U.S. Department of Commerce granted us permission to sell the highest resolution imagery possible from our satellite constellation as follows:

Satellite	Best Ground Resolution
WorldView-3(1)	31-centimeters
WorldView-2	46-centimeters
WorldView-1	50-centimeters
GeoEye-1	41-centimeters
QuickBird	50-centimeters
IKONOS	82-centimeters

(1)	Subject to the commissioning into operation of WorldView-3, six months after the satellite becomes operational, we will be permitted to provide customers with the satellite’s best ground resolution.

On August 13, 2014, the Company successfully launched its sixth imagery satellite, WorldView-3, the world’s highest resolution and most capable commercial earth observation satellite.  The Company will begin to recognize a material increase in revenue as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA once WorldView-3 reaches full operational capability (“FOC”).  As further discussed in Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements, on October 1, 2014, DigitalGlobe increased constellation capacity made available to the NGA and will begin recognizing revenue at the increased annualized rate.

We are completing enhancements to our WorldView-4 satellite and anticipate that those will be completed in the fourth quarter of 2014, at which time the satellite will be placed into storage. Capitalization of all costs associated with this satellite will cease during the period in which the satellite is in storage and during which no additional enhancements are made. Storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred. Costs associated with enhancements to satellite capability will be capitalized. We intend to launch and place into service our WorldView-4 satellite in the second half of 2016 for additional capacity as a result of anticipated incremental growth opportunities.

When we place the WorldView-4 satellite into service, all costs associated with removing the satellite from storage and other incremental costs that result from the storage process will be expensed as incurred. However, costs incurred to launch the satellite and perform in-orbit testing prior to the satellite reaching its FOC will be capitalized as these costs are necessary to place the satellite into service. After the satellite has been successfully placed into service, it will be removed from construction-in-process and recorded as a fixed asset. While satellite technology is highly sophisticated, satellite imaging technology has not changed significantly over time. As a result, we do not anticipate that the imaging technology and capabilities of the WorldView-4 satellite will experience any significant obsolescence during the satellite storage period.  We do not anticipate commencing depreciation of the satellite until it is placed into service.

Our WorldView-3 and WorldView-4 satellites are expected to have useful lives similar to those of our most recently launched satellites. We include the WorldView-3 and WorldView-4 satellites in our assessment of impairment of our satellite constellation long-lived assets group. All of our assets, including our satellites and ground terminals, comprise a single asset group as separately identifiable cash flows attributable to any given satellite cannot be derived. Accordingly, our impairment testing is performed at the DigitalGlobe entity level. Our impairment analysis includes anticipated future cash flows from our satellite constellation as well as costs necessary to complete the construction of our satellites. We test this long-lived asset group for impairment annually or whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable.

The Company is in the process of reviewing the useful lives of its satellites, which it expects to complete in the fourth quarter of 2014.  Please refer to “Estimated Useful Lives of Satellites” section below for further detail.

On January 31, 2013, we completed the acquisition of 100% of the outstanding stock of GeoEye, Inc. (“GeoEye”), a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye increased the scale of our existing operations, diversified our customer base and product mix, broadened our service offerings, enabled us to optimize our satellite orbits and collection of imagery, and strengthened our production and analytics capabilities. Refer to Note 4 “Business Acquisitions” to the Unaudited Condensed Consolidated Financial Statements for further discussion. We incurred the following combination-related costs in conjunction with the acquisition of GeoEye during the three month and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30, 2014			Three months ended September 30, 2013
(in millions)	Expensed	Capitalized	Total	Expensed	Capitalized	Total
Restructuring costs	$—	$—	$—	$3.1	$—	$3.1
Integration costs	3.5	5.2	8.7	8.0	6.8	14.8
Acquisition costs	—	—	—	—	—	—
Total combination-related costs	$3.5	$5.2	$8.7	$11.1	$6.8	$17.9

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(in millions)	Expensed	Capitalized	Total	Expensed	Capitalized	Total
Restructuring costs	$1.1	$—	$1.1	$37.0	$—	$37.0
Integration costs	12.9	30.7	43.6	23.1	13.1	36.2
Acquisition costs	—	—	—	20.6	—	20.6
Debt related costs	—	—	—	17.8	36.6	54.4
Total combination-related costs	$14.0	$30.7	$44.7	$98.5	$49.7	$148.2

During the first quarter of 2013, we initiated a series of restructuring activities intended to improve our operational efficiency as a result of our acquisition of GeoEye.  These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems, and other exit costs, including contract termination charges to effect the restructuring activities.  These restructuring activities were completed in March 2014, and we do not currently expect additional restructuring charges in 2014.

Integration costs that are expensed consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations.  Capitalized costs relating to integration primarily consist of property, equipment and leasehold improvements necessary to consolidate operations.  Integration-related expenses ended in the third quarter of 2014; however, we will continue to capitalize certain costs until our integration related projects are completed.

Acquisition costs were costs incurred to effect the acquisition, such as advisory, legal, accounting, consulting and other professional fees.

Debt-related costs were attributable to entering into a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility (collectively, the “2013 Credit Facility”), in addition to issuing $600.0 million of 5.25% Senior Notes due 2021.  The proceeds were used to refinance our $500.0 million senior secured term loan and our $100.0 million senior secured revolving credit facility, and fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 we assumed in the acquisition.

Synergies from our acquisition of GeoEye are principally from labor cost reductions and operational infrastructure savings resulting from our restructuring and integration efforts as compared with the pre-acquisition combined operating expenses of GeoEye and DigitalGlobe, including adjustments for planned expenditures related to project commitments, infrastructure investments and compensation increases.  These synergies, however, are partially offset by higher operating costs associated with growth in our business.

Backlog

The following table represents our backlog as of September 30, 2014.  “Next 12 Months” backlog refers to the backlog expected to be recognized as revenue during the period between October 1, 2014 and September 30, 2015.

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$337.1	$1,994.2
Amortization of pre-FOC payments related to NextView	25.5	92.5
Other revenue and value added services	80.4	143.5
Total U.S. Government	443.0	2,230.2

Diversified Commercial:
DAP	49.9	101.5
Other Diversified Commercial(1)	80.7	134.3
Total Diversified Commercial	130.6	235.8

Total Backlog	$573.6	$2,466.0

(1)Other Diversified Commercial backlog consists of firm orders, minimum commitments under signed customer contracts, remaining amounts under pre-paid subscriptions, firm fixed price reimbursement and funded and unfunded task orders from Diversified Commercial customers.

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView Contract with NGA, amounts committed under Direct Access Program (“DAP”) agreements, firm orders, remaining pre-paid subscriptions and task orders from our government customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts for products and services that we believe we are qualified to provide.

The EnhancedView Contract is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by NGA. The EnhancedView Contract contains multiple deliverables, including a service level agreement (“EnhancedView SLA”) described below, infrastructure enhancements and other services.  Although the NGA may terminate the contract at any time and is not obligated to exercise any of the remaining five renewal options, we include the  full remaining term in backlog.  We believe it is NGA’s intention to exercise the remaining options, subject only to annual Congressional appropriation of funding and the federal budget process.  Such funding contains an inherent level of uncertainty in the current budget environment.  As discussed in Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements, on October 1, 2014, DigitalGlobe increased constellation capacity made available to NGA and will begin recognizing revenue at the increased annualized rate.  Accordingly, the next 12 months backlog for the Enahanced View SLA is reported above at this increased annualized rate.

The amortization of pre-FOC payments related to our NextView agreement with NGA will be recognized over the expected useful life of WorldView-1.  The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of the satellite, and we do not consider it a reduction in our capacity to generate additional sales. Additionally, if the life of WorldView-1 were to be modified, the amortization of deferred revenue would be modified and either reduced in the event that the life of WorldView-1 is extended, or increased in the event the life of WorldView-1 is reduced.

As discussed above, the Company is in the process of reviewing the useful lives of its satellites, which it expects to complete in the fourth quarter of 2014.  Please refer to “Estimated Useful Lives of Satellites” section below for further detail.

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

Significant Customer

EnhancedView Service Level Agreement

Our largest customer is the U.S. Government, which includes our EnhancedView SLA with the NGA. The EnhancedView SLA totals $2.8 billion over the term of the contract, payable as $250.0 million per year ($20.8 million monthly) for the first four contract years commencing September 1, 2010, and $300.0 million per year ($25.0 million monthly) for the remaining six years of the contract beginning September 1, 2014.  The NGA has exercised the first four options under the EnhancedView SLA,  which collectively extended the SLA through August 31, 2015.

During the first quarter of 2014, DigitalGlobe and NGA agreed to certain modifications of the EnhancedView Contract that included, among other changes, flexibility in the timing of the imaging capacity step-up to accommodate a potential delay of no greater than four months in the launch of WorldView-3. Step-up in the monthly cash payments from NGA remains unchanged, and increased from $20.8 million per month to $25.0 million per month beginning on September 1, 2014. The modifications did not result in a change to the SLA accounting methodology.

The Company recognizes revenue for the EnhancedView SLA using a proportional performance method. Under this method, revenue is recognized based on the estimated amount of imaging capacity made available to NGA in any given period compared to the total estimated imaging capacity to be provided over the life of the contract.  The Company will begin to recognize a material increase in revenue once WorldView-3 reaches full operational capability (“FOC”) as a result of the significant increase in satellite capacity across the constellation that will be made available to NGA at that time. As further discussed in Note 18 “Subsequent Event” to the Unaudited Condensed Consolidated Financial Statements, on October 1, 2014, DigitalGlobe increased constellation capacity made available to the NGA and will begin recognizing revenue at the increased annualized rate.

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three months ended September 30,		Change
(in millions)	2014	2013	$	Percent
Results of operations:
U.S. Government revenue	$87.8	$100.8	(13.0)	(12.9)%
Diversified Commercial revenue	66.8	64.0	2.8	4.4
Total revenue	154.6	164.8	(10.2)	(6.2)
Cost of revenue excluding depreciation and amortization	40.9	46.7	(5.8)	(12.4)
Selling, general and administrative	55.8	60.6	(4.8)	(7.9)
Depreciation and amortization	57.7	59.4	(1.7)	(2.9)
Restructuring charges	—	3.1	(3.1)	*
Income (loss) from operations	0.2	(5.0)	5.2	*
Other income, net	0.1	0.1	—	*
Interest expense, net	—	(0.7)	0.7	*
Income (loss) before income taxes	0.3	(5.6)	5.9	*
Income tax benefit	0.6	3.8	(3.2)	(84.2)
Net income (loss)	$0.9	$(1.8)	2.7	*

* Not meaningful

The following tables summarize our results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine months ended September 30,		Change
(in millions)	2014	2013	$	Percent
Results of operations:
U.S. Government revenue	$280.9	$261.0	19.9	7.6%
Diversified Commercial revenue	188.0	182.0	6.0	3.3
Total revenue	468.9	443.0	25.9	5.8
Cost of revenue excluding depreciation and amortization	121.5	134.9	(13.4)	(9.9)
Selling, general and administrative	167.2	204.9	(37.7)	(18.4)
Depreciation and amortization	172.9	165.7	7.2	4.3
Restructuring charges	1.1	37.0	(35.9)	(97.0)
Loss on abandonment of asset	1.2	—	1.2	*
Income (loss) from operations	5.0	(99.5)	104.5	*
Loss from early extinguishment of debt	—	(17.8)	17.8	*
Other income, net	0.2	0.5	(0.3)	(60.0)
Interest expense, net	—	(3.5)	3.5	*
Income (loss) before income taxes	5.2	(120.3)	125.5	*
Income tax benefit	1.1	36.9	(35.8)	(97.0)
Net income (loss)	$6.3	$(83.4)	89.7	*

* Not meaningful

Revenue

The following table summarizes revenue as a percentage of totals for U.S. Government and Diversified Commercial customers:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue as a Percent of Total:
U.S. Government	56.8%	61.2%	59.9%	58.9%
Diversified Commercial	43.2	38.8	40.1	41.1
Total revenue	100.0%	100.0%	100.0%	100.0%

Total U.S. and international revenues were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenue:
U.S.	$106.6	$116.7	$326.5	$307.0
International	48.0	48.1	142.4	136.0
Total revenue	$154.6	$164.8	$468.9	$443.0

The following table summarizes our percentage of direct and reseller and partner sales on a consolidated basis:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Reseller and Direct Sales:
Direct	89.6%	89.1%	91.2%	87.7%
Resellers	10.4	10.9	8.8	12.3
	100.0%	100.0%	100.0%	100.0%

Our principal source of revenue is the licensing of our earth imagery products and other services to end users and resellers and partners.

We operate in a single segment in which we provide imagery and imagery information products and services to customers around the world. In order to serve our customers, we use a common infrastructure and technology to collect, process and distribute those imagery products and services to all customers.

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

Our imagery products and services are comprised of imagery that we process to varying levels according to our customers’ specifications. We deliver our products and services using the distribution method suited to our customers’ needs. Customers can purchase satellite or aerial images that are archived in our ImageLibrary. Customers can also order imagery content by placing custom orders, which requires tasking of our satellites, for a specific area of interest or as a bundle of imagery and data for a region or type of location, such as cities, ports, harbors or airports.

U.S. Government

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
U.S. Government Revenue:
EnhancedView SLA	$56.9	$56.9	$170.5	$170.5
Other revenue and value added services	24.6	37.6	91.3	71.4
Amortization of pre-FOC payments related to NextView	6.3	6.3	19.1	19.1
Total U.S. Government revenue	$87.8	$100.8	$280.9	$261.0

Reseller and Direct Sales:
Direct	99.9%	99.9%	99.9%	99.5%
Resellers	0.1	0.1	0.1	0.5
	100.0%	100.0%	100.0%	100.0%

The U.S. Government, through NGA, purchases our imagery products and services on behalf of various entities within the U.S. Government, including the military and other government agencies. EnhancedView SLA revenue comprised 36.8% and 34.5% of our revenue for the three months ended September 30, 2014 and 2013, respectively, and 36.4% and 38.5% of our revenue for the nine months ended September 30, 2014 and 2013, respectively. We also sell to other U.S. defense and intelligence customers, including defense and intelligence contractors who provide an additional outlet for our imagery by providing value-added services with our imagery to deliver a final end product to a customer. Other revenue and value added services comprised 15.9% and 22.8% of our revenue for the three months ended September 30, 2014 and 2013, respectively, and 19.5% and 16.1% of our revenue for the nine months ended September 30, 2014 and 2013, respectively.

Our U.S. Government customers focus on image quality, including resolution, accuracy, spectral diversity, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers typically operate under contracts with purchase commitments through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Our revenue from customers in the U.S. Government has historically been largely from service level agreements and tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. We sell to the U.S. Government primarily through direct sales, with sales arising from sub-contract relationships to a lesser extent, and expect this trend to continue.

Diversified Commercial Revenue

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Diversified Commercial Revenue:
DAP	$27.2	$25.6	$84.3	$72.3
Other diversified commercial	39.6	38.4	103.7	109.7
Total Diversified Commercial revenue	$66.8	$64.0	$188.0	$182.0

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Reseller and Direct Sales:
Direct	76.2%	72.0%	78.4%	70.7%
Resellers	23.8	28.0	21.6	29.3
	100.0%	100.0%	100.0%	100.0%

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

Other Diversified Commercial revenue also includes revenue from international civil governments, providers of LBS, industry verticals and international defense and intelligence customers. Our customers are primarily government agencies, energy, telecommunications, utility and agricultural companies who, like our U.S. Government customers, use our content for mapping, monitoring, analysis and planning activities. Providers of LBS include internet portals, connected devices and digital mapmakers, who use our imagery products and services to create or expand their products and services. Customers in our industry verticals include financial services, energy, telecommunications, utility, forestry, mining, environmental and agricultural industries.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue decreased $10.2 million, or 6.2%, to $154.6 million for the three months ended September 30, 2014 from $164.8 million for the three months ended September 30, 2013.

U.S Government revenue decreased $13.0 million, or 12.9%, to $87.8 million during the three months ended September 30, 2014 from $100.8 million for the three months ended September 30, 2013. This was the result a decrease in other revenue and value added services primarily attributable to a one-time recognition of $8.6 million related to Global EGD in the prior period, in addition to a decrease in the scope of various value added projects of approximately $4.4 million.

Diversified Commercial revenue increased $2.8 million, or 4.4%, to $66.8 million for the three months ended September 30, 2014 from $64.0 million for the three months ended September 30, 2013.  This resulted from an increase in DAP revenue of $1.6 million primarily due to one direct access customer that was activated in the first quarter of 2014.  Additionally, other diversified commercial revenue increased $1.2 million primarily due to growth of $2.8 million related to location-based services, a $2.3 million increase in revenue generated from other industry verticals, largely as a result of growth within the oil and gas vertical, partially offset by a decrease in revenue from emerging market customers.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue increased $25.9 million, or 5.8%, to $468.9 million for the nine months ended September 30, 2014 from $443.0 million for the nine months ended September 30, 2013.

U.S Government revenue increased $19.9 million, or 7.6%, to $280.9 million during the nine months ended September 30, 2014 from $261.0 million for the nine months ended September 30, 2013. This increase was the result of a $19.9 million increase in other revenue and value added services primarily attributable to expanded services being delivered, including Global EGD and an additional month of revenue from services provided to customers from the GeoEye acquisition in 2014 as compared to 2013.

Diversified Commercial revenue increased $6.0 million, or 3.3%, to $188.0 million for the nine months ended September 30, 2014 from $182.0 million for the nine months ended September 30, 2013.  This resulted from an increase in DAP revenue of $12.0 million primarily due to the $10.0 million year over year impact of activating two direct access customers and an additional month of revenue from GeoEye totaling $2.2 million.  Additionally, other diversified commercial revenue decreased $6.0 million primarily due to decreased revenue from customers in Russia of approximately $8.8 million, in addition to data deliveries to two customers totaling $6.3 million during the nine months ended September 30, 2013 that did not recur during the nine months ended September 30, 2014.  These decreases were partially offset by revenue generated from other industry verticals, largely as a result of growth within the oil and gas vertical.

Expenses

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 as a percentage of total revenue:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Expenses as a percentage of net revenue:
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue excluding depreciation and amortization	26.5	28.3	25.9	30.5
Selling, general and administrative	36.1	36.8	35.7	46.3
Depreciation and amortization	37.3	36.0	36.9	37.4
Restructuring charges	—	1.9	0.2	8.3
Loss on abandonment of asset	—	—	0.2	—
Income (loss) from operations	0.1	(3.0)	1.1	(22.5)
Loss on early extinguishment of debt	—	—	—	(4.0)
Other income, net	0.1	—	—	0.1
Interest expense, net	—	(0.4)	—	(0.8)
Income (loss) before income taxes	0.2	(3.4)	1.1	(27.2)
Income tax benefit	0.4	2.3	0.2	8.4
Net income (loss)	0.6%	(1.1)%	1.3%	(18.8)%

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013(1)	2014	2013(1)
Labor and labor related costs	$17.4	$18.5	$52.0	$55.2
Facilities, subcontracting and equipment costs	18.0	20.7	54.4	60.6
Consulting and professional fees	1.7	4.0	4.5	8.2
Aerial imagery	1.0	1.9	3.9	5.9
Other direct costs	2.8	1.6	6.7	5.0
Total cost of revenue, excluding depreciation and amortization	$40.9	$46.7	$121.5	$134.9

(1)	Certain immaterial 2013 amounts have been reclassified to conform to the current year presentation.

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

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Cost of revenue decreased $5.8 million, or 12.4%, to $40.9 million during the three months ended September 30, 2014 from $46.7 million for the three months ended September 30, 2013.  Labor and labor related costs decreased $1.1 million primarily resulting from our restructuring efforts.  Facilities, subcontracting and equipment costs decreased $2.7 million primarily due to a reduction in costs primarily resulting from the consolidation of ground terminals and related telecommunication contracts acquired in connection with our acquisition of GeoEye.  The decrease in consulting and professional fees of $2.3 million is primarily due to reduced third-party services needed to support the integration of GeoEye.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Cost of revenue decreased $13.4 million, or 9.9%, to $121.5 million during the nine months ended September 30, 2014 from $134.9 million for the nine months ended September 30, 2013.  Labor and labor related costs decreased $3.2 million primarily due to a reduction in expenses of approximately $6.4 million resulting from our restructuring efforts, partially offset by an additional month of expense for employees assumed in connection with our acquisition of GeoEye totaling $3.2 million.  Facilities, subcontracting and equipment costs decreased $6.2 million primarily due to a reduction in costs of approximately $9.2 million due to the consolidation of ground terminals and related telecommunications contracts acquired in connection with our acquisition of GeoEye.  This reduction was partially offset by an additional month of expense associated with the remaining ground terminal facilities acquired from GeoEye totaling $2.0 million and a net increase in direct access facility costs of $1.0 million resulting from additional facilities that came online during the current year, partially offset by a decrease in expenses from existing facilities.  The decrease in consulting and professional fees of $3.7 million is primarily due to reduced services needed to support the integration of GeoEye.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013(1)	2014	2013(1)
Acquisition costs	$—	$—	$—	$20.6
Labor and labor related costs	33.0	29.6	96.4	94.2
Consulting and professional fees	10.9	16.7	35.1	50.8
Rent and facilities	2.8	3.5	8.5	10.9
Satellite insurance	2.2	3.4	6.9	9.7
Other	6.9	7.4	20.3	18.7
Total selling, general and administrative	$55.8	$60.6	$167.2	$204.9

(1)Certain immaterial 2013 amounts have been reclassified to conform to the current year presentation.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Selling, general and administrative expenses decreased $4.8 million, or 7.9%, to $55.8 million during the three months ended September 30, 2014 from $60.6 million for the three months ended September 30, 2013.  Labor and labor related costs increased $3.4 million primarily due to additional headcount arising from conversion of external contractors to full time employees of approximately $2.2 million and severance related expenses totaling $1.2 million.  The decrease in consulting and professional fees of $5.8 million is primarily due to reduced combination related costs associated with the integration of GeoEye.  Satellite insurance decreased $1.2 million due to a reduction in current year rates to insure our in-orbit satellites.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Selling, general and administrative expenses decreased $37.7 million, or 18.4%, to $167.2 million during the nine months ended September 30, 2014 from $204.9 million for the nine months ended September 30, 2013.  The reduction in acquisition costs of $20.6 million was for the acquisition of GeoEye in 2013.  Labor and labor related costs increased $2.2 million primarily due to $3.0 million in severance related expenses and an additional month of expense for employees assumed in connection with our acquisition of GeoEye of approximately $2.5 million, partially offset by a reduction in expenses of approximately $3.3 million resulting from our restructuring efforts.  Consulting and professional fees decreased $15.7 million primarily due to reduced combination related costs associated with the integration of GeoEye.  Rent and facilities expenses decreased $2.4 million primarily due to consolidation of facilities and telecommunication contracts.  Satellite insurance decreased $2.8 million due to a reduction in current year rates to insure our on-orbit satellites.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of our satellites and other operating assets.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Depreciation and amortization expense decreased $1.7 million, or 2.9%, to $57.7 million for the three months ended September 30, 2014 from $59.4 million for the three months ended September 30, 2013 due to a $3.0 million decrease in expense primarily from fully depreciated assets, partially offset by approximately $0.9 million in expense related to assets placed into service in the current year, in addition to $0.4 million in expense for intangible assets assumed as part of our acquisition of Spatial Energy.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Depreciation and amortization expense increased $7.2 million, or 4.3%, to $172.9 million for the nine months ended September 30, 2014 from $165.7 million for the nine months ended September 30, 2013 primarily due to an additional month of expense for property, equipment and intangible assets assumed as part of our acquisition of GeoEye totaling $7.1 million.  In addition, we recognized increased depreciation expense of approximately $6.7 million when certain of our construction in process projects were placed into service during the current year, and $1.0 million in expense for intangible assets assumed as part of our acquisition of Spatial Energy.  These increases were partially offset by a $7.6 million decrease in expense from fully depreciated assets.

Restructuring Charges

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

There were no restructuring charges for the three months ended September 30, 2014 compared with $3.1 million for the three months ended September 30, 2013 as our restructuring activities related to the acquisition of GeoEye were completed in March 2014.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Restructuring charges decreased $35.9 million, or 97.0%, to $1.1 million for the nine months ended September 30, 2014 from $37.0 million for the nine months ended September 30, 2013.

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

Loss from Early Extinguishment of Debt

In connection with the acquisition of GeoEye, we entered into the 2013 Credit Facility, issued $600.0 million of Senior Notes, which bear interest at 5.25%, and retired our previous credit facility.  We recorded a loss of $17.8 million during 2013 due to the write-off of $12.8 million of unamortized deferred financing fees and debt discount associated with the previous credit facility and $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

Interest Expense, net

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Interest expense, net of capitalized interest and interest income, decreased $0.7 million to $0 for the three months ended September 30, 2014. This decrease is attributable to 99.3% of our interest capitalized to capital projects during the three months ended September 30, 2014 compared to 94.7% during the three months ended September 30, 2013.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Interest expense, net of capitalized interest and interest income, decreased $3.5 million to $0 for the nine months ended September 30, 2014.  This decrease is attributable to 99.6% of our interest capitalized to capital projects during the nine months ended September 30, 2014 compared to 91.1% during the nine months ended September 30, 2013, with the remainder of interest expense offset by interest income.

The majority of our capitalized interest is related to our WorldView-3 and WorldView-4 satellites.  Capitalization of interest related to WorldView-3 will cease once the satellite reaches FOC in October 2014.  Capitalization of interest related to WorldView-4 will cease once the satellite is placed in storage, which we anticipate occurring in the fourth quarter of 2014.

Income Tax Expense (Benefit)

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Income tax benefit decreased $3.2 million, or 84.2%, to $0.6 million for the three months ended September 30, 2014 from an income tax benefit of $3.8 million for the three months ended September 30, 2013.  The lower tax benefit in 2014 is due to the impact of discrete period items on pre-tax income for the period, whereas the tax benefit in 2013 was principally due to pre-tax book loss reported in the period.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Income tax benefit decreased $35.8 million, or 97.0%, to $1.1 million for the nine months ended September 30, 2014 from an income tax benefit of $36.9 million for the nine months ended September 30, 2013.  The lower tax benefit in 2014 is due to the impact of discrete period items on pre-tax income for the period, whereas the tax benefit in 2013 was principally due to pre-tax book loss reported in the period.

Balance Sheet Measures

Total assets decreased $45.1 million, or 1.4%, to $3,120.7 million at September 30, 2014 from $3,165.8 million at December 31, 2013 primarily due to a decrease in cash and cash equivalents, partially offset by increases in goodwill and intangible assets as a result of an acquisition completed during the first quarter of 2014, and property and equipment, net of accumulated depreciation, primarily from current quarter costs to complete and insure our WorldView-3 satellite prior to launch.  Costs incurred to build our WorldView-4 satellite and other infrastructure projects were offset by depreciation.

Total liabilities decreased $56.1 million, or 3.1%, to $1,726.4 million at September 30, 2014 from $1,782.5 million at December 31, 2013 primarily due to a decrease in deferred revenue, in addition to reductions in accounts payable and accrued liabilities resulting from reduced operating costs in 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had $127.4 million in cash and cash equivalents.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months. The U.S. Government accounted for 59.9% of our consolidated revenue for the nine months ended September 30, 2014, of which the EnhancedView SLA comprised

36.4% of our consolidated revenue.  If the U.S. Government were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash, cash equivalents and proceeds from operations for at least the next twelve months.

On July 23, 2014, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s outstanding common stock through December 31, 2015, of which 495,870 shares, or $15.0 million, has been repurchased at an average purchase price of $30.27 as of September 30, 2014. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice.

In summary, our cash flows were:

	Nine months ended September 30,
(in millions)	2014	2013
Net cash provided by operating activities	$148.6	$75.9
Net cash used in investing activities	(237.8)	(730.9)
Net cash (used in) provided by financing activities	(12.5)	664.8

Cash provided by operating activities was $148.6 million for the nine months ended September 30, 2014 compared to cash provided by operating activities of $75.9 million for the nine months ended September 30, 2013. The $72.7 million increase in cash provided by operating activities was primarily due to net income in 2014 compared with a loss in 2013, which was largely the result of merger related expenditures incurred in connection with our acquisition of GeoEye.

Cash used in investing activities was $237.8 million for the nine months ended September 30, 2014 compared to $730.9 million for the nine months ended September 30, 2013. The $493.1 million decrease in cash used in investing activities was primarily due to cash expenditures for the acquisition of GeoEye incurred in 2013, partially offset by an acquisition completed in 2014.  We continue to make capital expenditures primarily related to WorldView-4 to enhance its capabilities and expect to complete those enhancements in the fourth quarter of 2014.

Cash used in financing activities was $12.5 million for the nine months ended September 30, 2014 compared to cash provided by financing activities of $664.8 million for the nine months ended September 30, 2013. The $677.3 million decrease in cash provided by financing activities was primarily due to $632.6 million in net proceeds received in 2013 from refinancing our debt in connection with the acquisition of GeoEye.  In addition, cash proceeds from the exercise of stock options decreased $28.3 million to $8.6 million for the nine months ended September 30, 2014 from $36.9 million for the nine months ended September 30, 2013 primarily as a result of former GeoEye executives exercising their options following the acquisition.    Furthermore, the Company repurchased $15.0 million of its common stock on the open market as part of its share repurchase program.

2013 Credit Facility

In connection with the acquisition of GeoEye on January 31, 2013, we entered into the 2013 Credit Facility, which includes a seven-year $550.0 million Senior Secured Term Loan Facility and a five-year $150.0 million Senior Secured Revolving Credit Facility.  At the closing of the 2013 Credit Facility, we borrowed the full amount of the Senior Secured Term Loan Facility.  As of September 30, 2014, we have not drawn any amounts under the Senior Secured Revolving Credit Facility.  The 2013 Credit Facility requires quarterly principal payments of $1.375 million, which began on June 30, 2013 and will continue through February 1, 2020. As of February 1, 2014, there is no penalty for the early repayment of the Senior Secured Term Loan Facility.  Borrowings under the 2013 Credit Facility bear interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. The LIBOR margin becomes 2.5% when our ratio of total debt to Adjusted EBITDA is 2.5:1.0 or lower. The Senior Secured Term Loan Facility currently bears interest based upon the LIBOR-based rate. The Company is also required to pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on our leverage ratio.

Our obligations under the 2013 Credit Facility are guaranteed by certain of our existing and future direct and indirect wholly-owned domestic subsidiaries. Our obligations and the obligations of our guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of our assets and the assets of the guarantor subsidiaries.

The 2013 Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of September 30, 2014, we were in compliance with our debt covenants.

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

Contractual Obligations

As of September 30, 2014, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the nine months ended
	September 30,
(in millions)	2014	2013
Net cash flows provided by operating activities	$148.6	$75.9
Net cash flows used in investing activities	(237.8)	(730.9)
Acquisition of businesses, net of cash acquired	35.7	524.0
Free cash flow	$(53.5)	$(131.0)

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

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$0.9	$(1.8)	$6.3	$(83.4)
Depreciation and amortization	57.7	59.4	172.9	165.7
Interest expense, net	—	0.7	—	3.5
Income tax benefit	(0.6)	(3.8)	(1.1)	(36.9)
EBITDA	58.0	54.5	178.1	48.9
Loss from early extinguishment of debt	—	—	—	17.8
Loss on abandonment of asset	—	—	1.2	—
Restructuring charges (1)	—	3.1	1.1	37.0
Acquisition costs (1)	—	—	—	20.6
Integration costs (1)	3.5	8.0	12.9	23.1
Adjusted EBITDA	$61.5	$65.6	$193.3	$147.4

(1)	Restructuring, acquisition and integration costs consist of non-recurring charges related to the combination with GeoEye.

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

Off-Balance Sheet Arrangements, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

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

Estimated Useful Lives of Satellites

As discussed above, the Company is in the process of reviewing the useful lives of its satellites, which it expects to complete in the fourth quarter of 2014.  If the evaluation results in a lengthening of satellite lives, revenue and depreciation expense would be impacted as estimated below:

	Approximate Effect on the 3 Months Ended December 31, 2014 (in $millions, except years of useful life)
	WorldView-2			WorldView-1			GeoEye-1
Increase in Useful Life	+ 1 year	+ 2 years	+ 3 years	+ 1 year	+ 2 years	+ 3 years	+ 1 year	+ 2 years	+ 3 years
Decrease in Revenue	(0.2)	(0.3)	(0.4)	(1.4)	(2.3)	(3.0)	-	-	-
Decrease in Depreciation Expense	(1.4)	(2.5)	(3.4)	(2.4)	(4.0)	(5.1)	(2.4)	(4.0)	(5.0)

	Approximate Effect on the 12 Months Ended December 31, 2015 (in $millions, except years of useful life)
	WorldView-2			WorldView-1			GeoEye-1
Increase in Useful Life	+ 1 year	+ 2 years	+ 3 years	+ 1 year	+ 2 years	+ 3 years	+ 1 year	+ 2 years	+ 3 years
Decrease in Revenue	(0.8)	(1.4)	(1.8)	(5.5)	(9.1)	(11.9)	-	-	-
Decrease in Depreciation Expense	(5.8)	(10.2)	(13.6)	(9.7)	(16.0)	(20.4)	(9.8)	(15.9)	(20.1)

Impacted revenue is primarily related to the amortization of pre-FOC payments from our NextView agreement with NGA, which is recognized over the expected useful life of WorldView-1.  The above presented revenue decreases would be directly impactful to EBITDA.  None of the changes presented in the table above impact our future cash flows.  EBITDA is a non-U.S. GAAP financial measure.  Refer to ‘Non-U.S. GAAP Financial Measures’ section above for further detail.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2013. Refer to Item 7A of our 2013 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of September 30, 2014. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three and nine months ended September 30, 2014 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
(in millions, except per share data)	Purchased	Share	Program	Under Program
August 12, 2014 through September 17, 2014	495,870	$30.27	495,870	$59,991,462

On July, 23, 2014, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s outstanding common stock through December 31, 2015.  During the three and nine months ended September 30, 2014, the Company repurchased 495,870 shares, or $15.0 million, of its common stock in the open market at an average purchase price of $30.27 per share.  The remaining $60.0 million in the table represents the amount available to repurchase shares under the authorized share repurchase program as of September 30, 2014.

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

Date: October 30, 2014	/s/Fred Graffam
Fred Graffam
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Modification P000012 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X
10.2+	Employment Agreement, dated as of July 23, 2014, by and between the Company and Jeffrey. R. Tarr.
		8-K	001-34299	10.1	7/29/2014
31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Interim Chief Financial Officer, Fred Graffam, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1††	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2††	Certification of the Company’s Interim Chief Financial Officer, Fred Graffam, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 30, 2014, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL): (i.) Unaudited Condensed Consolidated Statements of Operations (ii.) Unaudited Condensed Consolidated Balance Sheets (iii.) Unaudited Condensed Consolidated Statements of Cash Flows (iv.) Related notes, tagged or blocks of text

X

#Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

+Management contract or compensatory plan arrangement.

††Furnished herewith.