Form 10-Q
period 2015-03-31
DIGITALGLOBE, INC.
filed 2015-04-30
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of April 23, 2015 there were 72,509,288 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	March 31,
(in millions, except per share data)	2015	2014
Revenue	$169.4	$156.5
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	39.3	39.5
Selling, general and administrative	57.0	53.0
Depreciation and amortization	67.3	57.6
Restructuring charges	2.2	1.1
Loss on abandonment of asset	—	1.2
Income from operations	3.6	4.1
Other income, net	—	0.1
Interest expense, net	(12.7)	—
(Loss) income before income taxes	(9.1)	4.2
Income tax benefit (expense)	4.2	(3.8)
Net (loss) income	(4.9)	0.4
Preferred stock dividends	(1.0)	(1.0)
Net loss less preferred stock dividends	$(5.9)	$(0.6)

Loss per share:
Basic loss per share	$(0.08)	$(0.01)
Diluted loss per share	$(0.08)	$(0.01)
Weighted average common shares outstanding:
Basic	72.4	75.0
Diluted	72.4	75.0

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except par value)	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114.9	$117.8
Restricted cash	2.3	2.3
Accounts receivable, net of allowance for doubtful accounts of $1.5 and $0.5, respectively	130.0	133.6
Short-term deferred contract costs	8.5	9.1
Prepaid and current assets	18.3	22.6
Deferred taxes	24.1	24.1
Total current assets	298.1	309.5
Property and equipment, net of accumulated depreciation of $985.8 and $1,095.5, respectively	2,138.3	2,174.7
Goodwill	484.5	484.5
Intangible assets, net of accumulated amortization of $22.1 and $19.5, respectively	40.4	43.0
Long-term restricted cash	4.0	4.0
Long-term deferred contract costs	45.1	41.8
Other assets	35.1	37.7
Total assets	$3,045.5	$3,095.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12.7	$4.4
Current portion of long-term debt	5.5	5.5
Other accrued liabilities	51.2	62.2
Current portion of deferred revenue	85.0	91.0
Total current liabilities	154.4	163.1
Deferred revenue	321.3	335.1
Long-term debt, net of discount	1,130.9	1,132.1
Long-term deferred tax liability, net	96.0	101.9
Other liabilities	19.6	9.5
Total liabilities	$1,722.2	$1,741.7
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.5 shares issued and 72.5 shares outstanding at March 31, 2015 and 76.1 shares issued and 73.2 shares outstanding at December 31, 2014	0.2	0.2
Treasury stock, at cost; 4.0 shares at March 31, 2015 and 2.9 shares at December 31, 2014	(111.7)	(80.1)
Additional paid-in capital	1,490.3	1,484.0
Accumulated deficit	(57.3)	(52.4)
Total DigitalGlobe, Inc. stockholders’ equity	1,321.5	1,351.7
Noncontrolling interest	1.8	1.8
Total stockholders’ equity	1,323.3	1,353.5
Total liabilities and stockholders’ equity	$3,045.5	$3,095.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4.9)	$0.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	67.3	57.6
Amortization of aerial image library, deferred contract costs and lease incentive	4.5	5.0
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	4.6	3.9
Amortization of debt issuance costs and accretion of debt discount, net of capitalized interest	1.7	—
Deferred income taxes	(5.9)	3.8
Excess tax benefit from share-based compensation	(0.9)	—
Other	0.4	1.2
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	3.6	0.1
Deferred contract costs	(4.8)	(0.4)
Other current and non-current assets	4.8	6.7
Accounts payable	5.8	(12.1)
Accrued liabilities	0.5	(12.7)
Deferred revenue	(19.8)	(13.6)
Net cash flows provided by operating activities	56.9	39.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(30.1)	(61.8)
Property and equipment additions	(1.2)	(2.2)
Acquisition of businesses, net of cash acquired	—	(35.7)
Decrease in restricted cash	—	2.0
Net cash flows used in investing activities	(31.3)	(97.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1.4)	(1.4)
Principal payments on capital lease obligations	(0.2)	(0.2)
Repurchase of common stock	(31.1)	—
Proceeds from exercise of stock options	4.3	1.8
Preferred stock dividend payment	(1.0)	(1.0)
Excess tax benefit from share-based compensation	0.9	—
Net cash flows used in financing activities	(28.5)	(0.8)
Net decrease in cash and cash equivalents	(2.9)	(58.6)
Cash and cash equivalents, beginning of period	117.8	229.1
Cash and cash equivalents, end of period	$114.9	$170.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $11.5 million and $21.1 million, respectively	9.6	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	3.2	12.0
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.General Information

DigitalGlobe is a leading global provider of geospatial information products and services sourced from our own advanced satellite constellation and third party providers.  Our products and services support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management.  Each day users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time.

Our principal customers include U.S. and foreign governments, defense and intelligence providers, location-based services (“LBS”) providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary.

We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 5.6 billion square kilometers of imagery, an area the equivalent of 37 times the landmass of the earth, accumulated since 1999. As of March 31, 2015, our collection capacity capability was approximately 1.4 billion square kilometers of imagery per year, or the equivalent of roughly nine times the earth’s land surface area, and offers intraday revisit around the globe.

NOTE 2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain prior year amounts have been reclassified to conform to the current year presentation.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). In our opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these Unaudited Condensed Consolidated Financial Statements and accompanying notes. Due to the inherent uncertainties in making estimates, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 provides for a single five-step model to be applied to all revenue contracts with customers and significantly expands disclosure requirements. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The new standard is effective beginning on January 1, 2017 for the Company and early adoption is not permitted.  The Company continues to evaluate the impact of ASU 2014-09 and available adoption methods on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The new standard is effective beginning on January 1, 2016 for the Company and early adoption is permitted for financial statements not previously issued.  The Company continues to evaluate the impact of ASU 2015-03 and available adoption methods on our consolidated financial statements.

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			March 31, 2015	December 31, 2014
Satellites	9	–	13	$1,798.7	$1,973.1
Construction in progress		–		765.8	765.1
Computer equipment and software	3	–	12	403.6	376.2
Machinery and equipment, including ground terminals		5		109.3	109.3
Furniture, fixtures and other	3	–	7	40.1	39.9
Land and buildings		34		6.6	6.6
Total property and equipment				3,124.1	3,270.2
Accumulated depreciation and amortization				(985.8)	(1,095.5)
Property and equipment, net				$2,138.3	$2,174.7

Depreciation expense for property and equipment was $64.7 million and $55.1 million for the three months ended March 31, 2015 and 2014, respectively.

Satellite Constellation

As of March 31, 2015, the Company operates a constellation of four in-orbit and fully commissioned satellites:  GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. We retired QuickBird, as the satellite stopped capturing images in December 2014 and ceased operating in the first quarter of 2015. Additionally, in the first quarter of 2015, the Company stopped making new IKONOS imagery commercially available and committed to a plan to decommission the satellite. The net book value of each satellite is as follows:

		As of March 31, 2015			As of December 31, 2014
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in millions)	(in years)	Amount	Depreciation	Value	Amount	Depreciation	Value
QuickBird	12.2	$—	$—	$—	$174.4	$(174.4)	$—
IKONOS	9.0	1.0	(1.0)	—	1.0	(1.0)	—
GeoEye-1	9.0	211.8	(91.8)	120.0	211.8	(81.2)	130.6
WorldView-1	13.0	473.2	(323.4)	149.8	473.2	(316.8)	156.4
WorldView-2	13.0	463.2	(215.8)	247.4	463.2	(207.9)	255.3
WorldView-3	11.5	649.5	(28.2)	621.3	649.5	(14.1)	635.4
Satellites, net		$1,798.7	$(660.2)	$1,138.5	$1,973.1	$(795.4)	$1,177.7

Our WorldView-4 satellite is classified as construction in progress. During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain necessary enhancements. On commencement of the work, we also began capitalizing interest to the satellite.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4.Business Acquisition

In February 2014, the Company acquired Spatial Energy, LLC to grow its existing oil and gas industry vertical for an aggregate cash consideration, net of cash acquired, of $35.7  million.  Of the total purchase price, $25.7 million was allocated to goodwill, of which $19.0 million is deductible for tax purposes, $13.9 million to acquired intangible assets, and $3.9 million to net liabilities assumed.  Pro forma results have not been presented as such results would not be materially different from the Company’s actual results.

NOTE 5.Goodwill and Intangible Assets

There have been no changes in goodwill from December 31, 2014 to March 31, 2015.

Intangible assets consisted of the following:

				March 31, 2015			December 31, 2014
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	–	5	$27.2	$(12.1)	$15.1	$27.2	$(10.6)	$16.6
Customer relationships	10	–	12	27.0	(4.0)	23.0	27.0	(3.4)	23.6
Trademarks		3		5.6	(3.8)	1.8	5.6	(3.4)	2.2
FCC licenses and other	2	–	20	2.7	(2.2)	0.5	2.7	(2.1)	0.6
Total				$62.5	$(22.1)	$40.4	$62.5	$(19.5)	$43.0

Intangible amortization expense was $2.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2015	$7.5
2016	8.2
2017	7.7
2018	2.9
2019	2.5
Thereafter	11.6
Total amortization expense	$40.4

NOTE 6.Debt

The Company’s debt obligations consist of a $550.0 million Senior Secured Term Loan Facility (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to $600.0 million in Senior Notes. As of March 31, 2015, the Company had not drawn any amounts under the Revolving Credit Facility. The 2013 Credit Facility requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of March 31, 2015, we were in compliance with our debt covenants.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Long-term debt consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
$550.0 million Term Loan due February 1, 2020	$539.0	$540.4
$150.0 million Revolving Credit Facility due February 1, 2018	—	—
$600.0 million Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,139.0	1,140.4
Less: unamortized discounts	(2.6)	(2.8)
Total borrowings, net	1,136.4	1,137.6
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,130.9	$1,132.1

The Company’s future debt payments consisted of the following as of March 31, 2015:

Long-term debt
(excluding interest
(in millions)	payments)
Remainder of 2015	$4.1
2016	5.5
2017	5.5
2018	5.5
2019	5.5
Thereafter	1,112.9
Total	$1,139.0

Interest expense, net consisted of the following:

	For the three months ended
	March 31,
(in millions)	2015	2014
Interest	$13.0	$13.1
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	1.8
Capitalized interest	(2.1)	(14.8)
Interest expense	$12.7	$0.1
Interest income	—	(0.1)
Interest expense, net	$12.7	$—

NOTE 7.Fair Values of Financial Instruments

The fair value of our long-term debt, estimated using inputs that incorporate certain active market quotations for similar, but not identical, assets based upon trading activity among lenders as well as other indirect inputs, was $1,134.5 million and $1,102.0 million at March 31, 2015 and December 31, 2014, respectively, and is classified within Level 2 of the valuation hierarchy.

Our cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts.  The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

NOTE 8.Restructuring Charges

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company expects to reduce global headcount, rationalize its real estate footprint, and undertake other efficiency initiatives.  The Company may spend up to approximately $10.0 million in restructuring charges as a result of these efforts, which we expect to complete by the end of the first quarter of 2016.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The components of the restructuring liability were as follows:

(in millions)	Severance
Balance, December 31, 2014	$—
Provision for restructuring charges	2.2
Cash payments	(1.6)
Balance, March 31, 2015	$0.6

The restructuring liability above is included in the Unaudited Condensed Consolidated Balance Sheet in Other accrued liabilities. The provision for restructuring charges above is included in the Unaudited Condensed Consolidated Statement of Operations in Restructuring charges.

NOTE 9.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
(in millions)	2015	2014
Compensation and other employee benefits	$13.1	$22.1
Construction in progress accruals	9.4	2.8
Accrued interest	8.7	16.6
Other accrued expense	20.0	20.7
Total other accrued liabilities	$51.2	$62.2

NOTE 10.Deferred Revenue

A rollforward of deferred revenue from December 31, 2014 to March 31, 2015 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
Balance, December 31, 2014	$210.0	$77.7	$88.8	$39.4	$10.2	$426.1
Cash collections	75.0	11.3	—	14.4	14.4	115.1
Revenue recognized on deferred revenue	(84.3)	(15.5)	(3.8)	(15.4)	(15.9)	(134.9)
Balance, March 31, 2015	$200.7	$73.5	$85.0	$38.4	$8.7	$406.3

NOTE 11.Income Taxes

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  The Company’s effective income tax rate was 46.2% and 90.5% for the three months ended March 31, 2015 and 2014, respectively. The 2015 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete period items. The 2014 effective tax rate was higher than the statutory rate primarily due to the amount of forecasted non-deductible expenses relative to the forecasted full year pre-tax profit.

NOTE 12.Stock-Based Compensation

Total stock-based compensation expense was $4.8 million and $4.1 million during the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation capitalized to assets under construction was $0.2 million during each of the three months ended March 31, 2015 and 2014.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2015, the company awarded 0.8 million unvested restricted stock units at an average grant date price of $31.64 per share.  Of this amount, 0.2 million stock units represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting both a service requirement and either a Company financial performance condition or a Company stock market performance condition.

The number of units granted with the financial performance condition that ultimately will vest is based on a return on invested capital measurement over the three year vesting period of the awards.  The awards granted with a financial performance condition have a grant date fair value of $30.10 per share. The number of units granted with the stock market performance condition that ultimately will vest is based on a measurement of the change in the Company’s average stock price compared to the change in value of the Russell 2000 stock index as determined over the three year vesting period of the awards.  The awards granted with the stock market performance condition were valued at a grant date fair value of $40.30 per share using a Monte Carlo simulation.  For both types of awards with performance conditions, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.

As of March 31, 2015, total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units is $41.4 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.6 years.  Approximately $8.4 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain financial performance and stock market performance conditions.

As of March 31, 2015, total unrecognized compensation expense related to share options is $1.0 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 0.8 years. As of March 31, 2015, the number of options outstanding was 1.7 million at a weighted-average exercise price of $20.47 and the number of options exercisable was 1.5 million at a weighted-average exercise price of $21.39 per share.

Certain equity incentive plan participants elect to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vests. The quantity and value of the shares withheld during the three months ended March 31, 2015 and 2014 were immaterial and have been included in treasury shares.

NOTE 13.Stockholders’ Equity

Share Repurchase Program

In 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. During the three months ended March 31, 2015, the Company repurchased 1,009,700 shares, or $31.1 million, at an average purchase price of $30.79 per share. As of March 31, 2015, we have repurchased a total of 3,736,449 shares, or $106.2 million, at an average purchase price of $28.41 to date under the program (including broker transaction fees and commissions).

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, Inc. (“GeoEye”), the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share to Cerberus Satellite, LLC. In March 2014, Cerberus Satellite, LLC transferred the 80,000 shares of Series A Preferred Stock to Citigroup Global Markets, Inc.

Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. The Company declared dividends of $1.0 million during each of the three months ended March 31, 2015 and 2014.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Non-Controlling Interest

In connection with the acquisition of Spatial Energy completed in February 2014, the Company obtained a majority interest in a subsidiary, and control of the subsidiary’s board of directors.  A third party investor owns approximately 25% of the outstanding shares of the subsidiary.  The Unaudited Condensed Consolidated Financial Statements include the financial position of this subsidiary as of March 31, 2015 and March 31, 2014 and the results of operations of this subsidiary since the date of acquisition.  The Company has recognized the carrying value of the non-controlling interest as a component of stockholders’ equity.  The operating results of the subsidiary attributable to the non-controlling interest are immaterial for the periods presented and are included in Other income, net.

Comprehensive Income

For the three months ended March 31, 2015 and 2014, there were no material differences between net income (loss) and comprehensive income (loss).

NOTE 14.Net Earnings (Loss) Per Share

The following table sets forth the number of weighted average shares used to compute basic and diluted earnings per share:

	Three months ended
	March 31,
(in millions, except per share data)	2015	2014
Net (loss) income	$(4.9)	$0.4
Preferred stock dividends	(1.0)	(1.0)
Net loss less preferred stock dividends	$(5.9)	$(0.6)
Basic weighted average number of common shares outstanding	72.4	75.0
Assuming exercise of stock options and restricted shares	—	—
Diluted weighted average number of common shares outstanding	72.4	75.0
Loss per share:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three month periods ended March 31, 2015 and 2014.  The number of options and non-vested restricted stock awards that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 2.8 million and 2.9 million for the three month periods ended March 31, 2015 and 2014, respectively.

NOTE 15.Related Party Transactions

In June 2012, the Company made an investment of $0.3 million for a less than 20% ownership interest in a joint venture in China. During the three months ended March 31, 2015 and 2014, the joint venture purchased $1.5 million and $1.2 million in products and services from the Company, respectively. Amounts owed to the Company by the joint venture at March 31, 2015 and December 31, 2014 were $1.3 million and $4.6 million, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the amounts of losses and other costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

DigitalGlobe has organized its sales leadership and marketing efforts around two customer groups (i) U.S. Government and (ii) Diversified Commercial. Revenue recognized for products or services provided to U.S. Government customers consist primarily of the EnhancedView Service Level Agreement (“EnhancedView SLA”) with the United States National Geospatial-Intelligence Agency (“NGA”), amortization of pre-FOC payments related to the NextView agreement with the NGA, and other value added services. Diversified Commercial consists of revenue generated from the following types of customers: Direct Access Program (“DAP”), other international defense and intelligence, international civil government, location-based services, energy, and other industry verticals.

The following table summarizes revenue for these two groups:

	For the three months ended
	March 31,
(in millions)	2015	2014
U.S. Government	$114.8	$97.6
Diversified Commercial	54.6	58.9
Total	$169.4	$156.5

We classify revenue geographically according to the ship to address. U.S. and international revenue was as follows:

	For the three months ended
	March 31,
(in millions)	2015	2014
U.S.	$127.9	$111.6
International	41.5	44.9
Total	$169.4	$156.5

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

Any forward-looking statements are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions. A number of important factors could cause our actual results or performance to differ materially from those indicated by such forward looking statements, including: the loss, reduction or change in terms of any of our primary contracts or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of Congress and the administration, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011); the risk that U.S. government sanctions against specified companies and individuals in Russia may limit our ability to conduct business with potential or existing customers; the outcome of pending or threatened litigation; the loss or impairment of any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; delays in implementation of planned ground system and infrastructure enhancements; loss or damage to the content contained in our imagery archives (“ImageLibrary”); interruption or failure of our ground system and other infrastructure; decrease in demand for our imagery products and services; increased competition, including possibly from companies with substantial financial and other resources and services, that may reduce our market share or cause us to lower our prices; our inability to fully integrate acquisitions or to achieve planned synergies; changes in satellite imaging technology; our failure to obtain or maintain required regulatory approvals and licenses; changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services; the costs associated with being a public Company; and other important factors, all as described more fully in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

DigitalGlobe is a leading global provider of geospatial information products and services sourced from our own advanced satellite constellation and third party providers.  Our products and services support users in a wide variety of fields including defense, intelligence and homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management.  Each day users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time.

Our principal customers include U.S. and foreign governments, defense and intelligence providers, location-based services (“LBS”) providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary.

We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 5.6 billion square kilometers of imagery, an area the equivalent of 37 times the landmass of the earth, accumulated since 1999. As of March 31, 2015, our collection capacity capability was approximately 1.4 billion square kilometers of imagery per year, or the equivalent of roughly nine times the earth’s land surface area, and offers intraday revisit around the globe.

2015 Highlights

Recent Satellite Developments

During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain necessary enhancements. On commencement of the work, we also began capitalizing interest to the satellite. We intend to launch WorldView-4 and place the satellite into service in mid-2016 for additional capacity as a result of anticipated incremental growth opportunities.

Share Repurchase Program

In 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015.  As of March 31, 2015, we have repurchased a total of 3,736,449 shares, or $106.2 million, at an average purchase price of $28.41 to date under the program (including broker transaction fees and commissions).

Re-engineering and Restructuring Plan

In February 2015, the Company initiated a re-engineering and  restructuring plan intended to improve our operational efficiency, which we expect to complete by the end of the first quarter of 2016.

Restructuring charges represent costs incurred to reduce global headcount, rationalize our real estate footprint, and undertake other efficiency initiatives. The Company may spend up to approximately $10.0 million as a result of these efforts. For the three months ended March 31, 2015, we have incurred $2.2 million of restructuring charges.

Other Re-engineering charges represent costs incurred to realize efficiencies from reducing internal and contractor headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. The Company may spend up to approximately $5.0 million as a result of these efforts. For the three months ended March 31, 2015, we have not incurred any other re-engineering charges.

Results of Operations

We operate in a single segment in which we use a common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following tables summarize our results of operations:

	For the three months ended March 31,
(in millions)	2015	2014	$ Change	% Change
Results of operations:
U.S. Government revenue	$114.8	$97.6	$17.2	17.6%
Diversified Commercial revenue	54.6	58.9	(4.3)	(7.3)
Total revenue	169.4	156.5	12.9	8.2
Cost of revenue, excluding depreciation and amortization	39.3	39.5	(0.2)	(0.5)
Selling, general and administrative	57.0	53.0	4.0	7.5
Depreciation and amortization	67.3	57.6	9.7	16.8
Restructuring charges	2.2	1.1	1.1	100.0
Loss on abandonment of asset	—	1.2	(1.2)	*
Income from operations	3.6	4.1	(0.5)	(12.2)
Other income, net	—	0.1	(0.1)	*
Interest expense, net	(12.7)	—	(12.7)	*
(Loss) income before income taxes	(9.1)	4.2	(13.3)	*
Income tax benefit (expense)	4.2	(3.8)	8.0	*
Net (loss) income	$(4.9)	$0.4	$(5.3)	*

* Not meaningful

The following table summarizes our expenses as a percentage of total revenue:

	For the three months ended
	March 31,
	2015	2014
U.S. Government revenue	67.8%	62.4%
Diversified Commercial revenue	32.2	37.6
Total revenue	100.0	100.0
Cost of revenue, excluding depreciation and amortization	23.2	25.2
Selling, general and administrative	33.7	33.9
Depreciation and amortization	39.7	36.8
Restructuring charges	1.3	0.7
Loss on abandonment of asset	—	0.8
Income from operations	2.1	2.6
Other income, net	—	0.1
Interest expense, net	(7.5)	—
(Loss) income before income taxes	(5.4)	2.7
Income tax benefit (expense)	2.5	(2.4)
Net (loss) income	(2.9)%	0.3%

During the first quarter of 2015, changes in certain reporting relationships between our Chief Operating Decision Maker (“CODM”) and other members of management took place.  As a result of those changes, we are in the process of modifying our internal reporting to provide information to the CODM and certain of his direct reports consistent with a revised management structure. Accordingly, during 2015 we expect to reevaluate the definition of our operating segments, reportable segments, and reporting units. This reevaluation could result in changes to our reportable segments. It also could result in the reallocation of goodwill to reporting units. If we reallocate goodwill during an interim reporting period we will perform an interim goodwill impairment test at that time, as required by U.S. GAAP.

Revenue

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

U.S. Government

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$56.8	48.4%
Other revenue and value added services	26.7	34.4	(22.4)
Amortization of pre-FOC payments related to NextView	3.8	6.4	(40.6)
Total	$114.8	$97.6	17.6%

Reseller and Direct Sales:
Direct	99.9%	100.0%	(0.1)%
Resellers	0.1	—	*
Total	100.0%	100.0%	—%

* Not meaningful

The NGA purchases our imagery products and services on behalf of various U.S. Government entities, including the military and other agencies. We also sell to other U.S. defense and intelligence customers, including defense and intelligence contractors, providing value-added services with our imagery to deliver a final end product to a customer. We sell to the U.S. Government primarily through direct sales, with sales arising from contractor relationships to a lesser extent, and we expect this trend to continue.

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

Revenue from customers in the U.S. Government has historically been largely from service level agreements and tasking orders, with a smaller portion from sales of imagery from our ImageLibrary. EnhancedView SLA revenue comprised 49.8% and 36.3% for the three months ended March 31, 2015 and 2014, respectively. Other revenue and value added services comprised 15.8% and 22.0% for the three months ended March 31, 2015 and 2014, respectively.

U.S Government revenue increased $17.2 million, or 17.6%, from 2014 to 2015.  EnhancedView revenue increased $27.5 million as a result of WorldView-3 becoming fully operational on October 1, 2014, which increased constellation capacity made available to the NGA. Other revenue and value added services decreased $7.7 million primarily due to a decrease in non-cash amortization of Global Enhanced GEOINT Delivery (“GEGD”) deferred revenue.  Additionally, there was a decrease of $2.6 million in the non-cash amortization of pre-FOC payments related to NextView, as the period over which these payments are amortized was extended to reflect the new useful life of WorldView-1.

Diversified Commercial

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Diversified Commercial Revenue:
DAP	$24.6	$26.5	(7.2)%
Other diversified commercial	30.0	32.4	(7.4)
Total	$54.6	$58.9	(7.3)%

U.S. and International Sales:
U.S.	$13.1	$14.0	(6.4)%
International	41.5	44.9	(7.6)
Total	$54.6	$58.9	(7.3)%

Reseller and Direct Sales:
Direct	75.8%	80.5%	(5.8)%
Resellers	24.2	19.5	24.1
Total	100.0%	100.0%	—%

Our Diversified Commercial customers are located throughout the world, a majority of which purchase our products and services through contracts that span one or more years, which may include one-time data deliveries, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers.

We have DAP agreements in 10 countries, earning revenue from sales of the DAP facility hardware and software, as well as from service fees to access our satellite constellation. The revenue to access our satellite constellation is recognized over time based on minutes of actual usage. The revenue and costs associated with the sales of a DAP facility are generally deferred until we commission into operation the ground terminal and can provide contractually specified access to our satellites. The facilities related revenue and costs are then recognized ratably over the customer relationship period, which is based on the estimated useful life of the satellite being accessed, except when deferred contract costs are in excess of deferred revenue, in which case the excess costs are recognized over the initial contract period. If more than one satellite is used, generally the satellite with the longest remaining useful life is used as the basis for the amortization of deferred revenue and deferred costs.

Other diversified commercial revenue also arises from customers in international defense and intelligence, international civil government, LBS, energy, and other industry verticals, who use our content for mapping, monitoring, analysis and planning activities.

Diversified Commercial revenue decreased $4.3 million, or 7.3%, from 2014 to 2015. DAP revenue decreased $1.9 million primarily due to the timing of contract renewals, which was impacted by the committed decommissioning of our IKONOS satellite. Other diversified commercial revenue decreased $2.4 million primarily due to lower revenue from customers in Russia totaling $1.1 million and a decrease in revenue from our other industry verticals.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Labor and labor related costs	$16.4	$16.8	(2.4)%
Facilities, subcontracting and equipment costs	19.4	18.2	6.6
Consulting and professional fees	1.1	0.9	22.2
Aerial imagery	0.7	1.6	(56.3)
Other direct costs	1.7	2.0	(15.0)
Total cost of revenue, excluding depreciation and amortization	$39.3	$39.5	(0.5)%

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

Cost of revenue decreased $0.2 million, or 0.5%, from 2014 to 2015. Facilities, subcontracting and equipment costs increased $1.2 million primarily due to $1.6 million in WorldView-4 storage costs and $1.4 million in remote ground terminal service fees following the launch and commissioning of WorldView-3, partially offset by a decrease of approximately $1.8 million in connection with our restructuring efforts.  Aerial imagery, which is amortized on an accelerated basis, decreased $0.9 million and consists of costs associated with previously purchased aerial imagery.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Labor and labor related costs	$33.1	$30.2	9.6%
Consulting and professional fees	9.4	11.4	(17.5)
Rent and facilities	4.0	3.0	33.3
Satellite insurance	3.1	2.4	29.2
Other	7.4	6.0	23.3
Total selling, general and administrative	$57.0	$53.0	7.5%

Selling, general and administrative expenses increased $4.0 million, or 7.5%, from 2014 to 2015. Labor and labor related costs increased $2.9 million primarily due to annual compensation increases and higher average headcount.  Consulting and professional fees decreased $2.0 million primarily due to reduced services needed to support the integration of GeoEye.  Rent and facilities increased $1.0 million from rent expense for our new headquarters.  Satellite insurance increased $0.7 million as a result of $1.2 million in WorldView-3 launch insurance, partially offset by a decrease in current year rates to insure our other in-orbit satellites.  Other costs increased $1.4 million primarily due to an increase in bad debt expense related to Russian receivables.

Depreciation and Amortization

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Depreciation and amortization	$67.3	$57.6	16.8%

Depreciation and amortization increased $9.7 million, or 16.8%, primarily due to $14.1 million in depreciation expense incurred following the launch and commissioning of WorldView-3 and a $1.7 million increase in hardware and software expense from assets placed into service in the current quarter, partially offset by a $7.1 million decrease in expense as a result of the extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Restructuring Charges

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Restructuring charges	$2.2	$1.1	100.0%

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company expects to reduce global headcount, rationalize its real estate footprint, and undertake other efficiency initiatives.  Restructuring charges incurred in 2015 relate to this plan.

Restructuring charges in 2014 were incurred in conjunction with our acquisition of GeoEye to optimize our operational efficiency by realigning our infrastructure with customer demand. We believe that the restructuring enhanced our ability to provide cost-effective customer service offerings, which enabled us to retain and expand our existing relationships with customers and attract new business. These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Interest Expense, net

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Interest expense, net	$(12.7)	$—	*

* Not meaningful

Our interest charges consist primarily of expense on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction.

Interest expense increased $12.7 million primarily as a result of 14.2% of interest being capitalized to capital projects in 2015 compared to 99.3% in 2014.  Following the launch and commissioning of our WorldView-3 satellite on October 1, 2014, we are no longer capitalizing interest on the cost basis of the satellite.  Additionally, we were not capitalizing interest on the cost basis of WorldView-4 while the satellite was in storage until mid-March 2015.

Income Tax Benefit (Expense)

	For the three months ended
	March 31,
(in millions)	2015	2014	% Change
Income tax benefit (expense)	$4.2	$(3.8)	*

* Not meaningful

Income tax expense decreased by $8.0 million primarily due to generating a pre-tax loss in 2015 compared to pre-tax income in 2014.

Backlog

The following table represents our backlog as of March 31, 2015.  “Next 12 Months” backlog refers to the backlog expected to be recognized as revenue during the period between April 1, 2015 and March 31, 2016.

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$337.1	$1,825.7
Amortization of pre-FOC payments related to NextView	15.1	85.0
Other revenue and value added services	48.4	115.3
Total U.S. Government	400.6	2,026.0

Diversified Commercial:
DAP	70.5	134.6
Other Diversified Commercial(1)	70.5	109.2
Total Diversified Commercial	141.0	243.8

Total Backlog	$541.6	$2,269.8

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

The amortization of pre-FOC payments related to our NextView agreement with the NGA is recognized over the expected useful life of WorldView-1.  The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of the satellite, and we do not consider it a reduction in our capacity to generate additional sales.

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

Balance Sheet Measures

Total assets decreased $49.7 million, or 1.6%, primarily due to a decrease in property, plant and equipment, net as a result of current quarter depreciation, partially offset by costs incurred related to various infrastructure projects.

Total liabilities decreased $19.5 million, or 1.1%, due to a decrease in deferred revenue primarily related to the recognition of U.S. government revenue in the current quarter.  Refer to Note 10 “Deferred Revenue” to the Unaudited Condensed Consolidated Financial Statements for additional detail.

Liquidity and Capital Resources

As of March 31, 2015, we had $114.9 million in cash and cash equivalents and $150.0 million available for borrowing under our Revolving Credit Facility.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months.

If the U.S. Government, our largest customer, was not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowings under our Revolving Credit Facility for at least the next twelve months. We believe we are adequately reserved for all credit risks, including risks related to receivables denominated in U.S. dollars from foreign customers experiencing fluctuations in the value of their local currencies.  Further fluctuations in the value of our customers’ local currencies may impact future results.

In summary, our cash flows were:

	Three months ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$56.9	$39.9
Net cash used in investing activities	(31.3)	(97.7)
Net cash used in financing activities	(28.5)	(0.8)

Operating Activities

Cash provided by operating activities increased $17.0 million, 42.6%, primarily due to a decrease in spend incurred in connection with our acquisition of GeoEye.

Investing Activities

Cash used in investing activities decreased $66.4 million, or 68.0%, primarily due to the prior period acquisition of Spatial Energy, net of cash acquired totaling $35.7 million, and a decrease in capital expenditures primarily resulting from placing our WorldView-3 satellite into service in August 2014. During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain enhancements. We will make capital expenditures on our WorldView-4 satellite until its completion and launch, which we anticipate to be in mid-2016.

Financing Activities

Cash used in financing activities increased $27.7 million primarily due to $31.1 million in spend as part of our share repurchase program.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the three months ended
	March 31,
(in millions)	2015	2014
Net cash flows provided by operating activities	$56.9	$39.9
Net cash flows used in investing activities	(31.3)	(97.7)
Acquisition of businesses, net of cash acquired	—	35.7
Free cash flow	$25.6	$(22.1)

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	For the three months ended
	March 31,
(in millions)	2015	2014
Net (loss) income	$(4.9)	$0.4
Depreciation and amortization	67.3	57.6
Interest expense, net	12.7	—
Income tax (benefit) expense	(4.2)	3.8
EBITDA	70.9	61.8
Restructuring charges (1)	2.2	1.1
Integration costs (1)	—	3.8
Loss on abandonment of asset	—	1.2
Adjusted EBITDA	$73.1	$67.9

(1)

Restructuring and integration costs incurred in 2014 consist of charges related to the acquisition of GeoEye.  Restructuring charges incurred in 2015 relate to our restructuring plan announced in February 2015.

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

EBITDA and Adjusted EBITDA are key measures used in our internal operating reports by management and our Board of Directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. EBITDA, excluding certain restructuring and other re-engineering costs, is a measure being used as a key element of the company-wide bonus incentive plan.

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

Adjusted EBITDA further adjusts EBITDA to exclude the loss on abandonment of asset because this is not related to our primary operations. Additionally, it excludes restructuring, other re-engineering and integration costs, as these are non-core items. Restructuring costs incurred in 2014 are costs incurred to realize efficiencies from the acquisition with GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Restructuring charges incurred in 2015 relate to our restructuring plan announced in February 2015, during which time the Company expects to reduce global headcount, rationalize our real estate footprint, and undertake other efficiency initiatives.  Other Re-engineering charges represent costs incurred to realize efficiencies from reducing internal and contractor headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS.  Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

As of March 31, 2015, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies and Estimates

Refer to the critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, where we discuss our significant judgments and estimates used in the preparation of the Unaudited Condensed Consolidated Financial Statements. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these Unaudited Condensed Consolidated Financial Statements and accompanying notes. Due to the inherent uncertainties in making estimates, actual results could differ materially from those estimates.

New Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2014. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further detail.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2015. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.  RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2015. There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015.  As of March 31, 2015, we have repurchased 3,736,449 shares, or $106.2 million, at an average purchase price of $28.41 to date under the program (including broker transaction fees and commissions). The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Share repurchase activity during the quarter ended March 31, 2015 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
January 1, 2015 to January 31, 2015	570,674	$30.69
February 1, 2015 to February 28, 2015	293,498	28.98
March 1, 2015 to March 31, 2015	145,528	34.83
Total	1,009,700	$30.79	3,736,449	$98,940,882

(1)	Excludes broker transaction fees and commissions

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

Date: April 30, 2015	/s/Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Modification P00017 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00018 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00019 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Amendment No. 12 to the WorldView-3 Satellite Purchase Agreement #60150 by and between DigitalGlobe, Inc. and Ball Aerospace & Technologies Corp.					X

10.5#*	Severance Protection Agreement by and between DigitalGlobe, Inc. and Gary W. Ferrera.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1††	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2††	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 30, 2015, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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

††Furnished herewith.

*Management contract or compensatory plan arrangement.