Form 10-Q
period 2015-06-30
DIGITALGLOBE, INC.
filed 2015-07-30
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34299

DIGITALGLOBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1420852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 West 120th Avenue Westminster, Colorado	80234
(Address of principal executive office)	(Zip Code)

(303) 684-4000

(Registrant’s telephone number, including area code)

1601 Dry Creek Drive, Suite 260

Longmont, Colorado, 80503

(Former address of principal executive office)

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

As of July 23, 2015 there were 70,975,460 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenue	$178.0	$157.8	$347.4	$314.3
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	37.2	41.1	76.5	80.6
Selling, general and administrative	52.9	58.4	109.9	111.4
Depreciation and amortization	68.1	57.6	135.4	115.2
Restructuring charges	0.4	—	2.6	1.1
Loss on abandonment of asset	—	—	—	1.2
Income from operations	19.4	0.7	23.0	4.8
Other (expense) income, net	(0.6)	—	(0.6)	0.1
Interest expense, net	(5.4)	—	(18.1)	—
Income before income taxes	13.4	0.7	4.3	4.9
Income tax (expense) benefit	(5.4)	4.3	(1.2)	0.5
Net income	8.0	5.0	3.1	5.4
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(2.0)
Net income less preferred stock dividends	7.0	4.0	1.1	3.4
Income allocated to participating securities	(0.3)	(0.1)	—	(0.1)
Net income available to common stockholders	$6.7	$3.9	$1.1	$3.3

Earnings per share:
Basic earnings per share	$0.09	$0.05	$0.02	$0.04
Diluted earnings per share	$0.09	$0.05	$0.02	$0.04
Weighted average common shares outstanding:
Basic	72.1	75.1	72.3	75.1
Diluted	72.8	76.0	73.1	76.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except par value)	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135.0	$117.8
Restricted cash	3.0	2.3
Accounts receivable, net of allowance for doubtful accounts of $1.6 and $0.5, respectively	104.2	133.6
Short-term deferred contract costs	8.1	9.1
Prepaid and current assets	17.4	22.6
Deferred taxes	24.1	24.1
Total current assets	291.8	309.5
Property and equipment, net of accumulated depreciation of $1,050.1 and $1,095.5, respectively	2,109.9	2,174.7
Goodwill	484.5	484.5
Intangible assets, net of accumulated amortization of $24.6 and $19.5, respectively	37.9	43.0
Long-term restricted cash	4.1	4.0
Long-term deferred contract costs	49.1	41.8
Other assets	38.4	37.7
Total assets	$3,015.7	$3,095.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7.0	$4.4
Current portion of long-term debt	5.5	5.5
Current portion of deferred revenue	80.1	91.0
Other accrued liabilities	54.8	62.2
Total current liabilities	147.4	163.1
Long-term debt, net of discount	1,129.6	1,132.1
Deferred revenue	305.8	335.1
Long-term deferred tax liability, net	100.0	101.9
Other liabilities	29.8	9.5
Total liabilities	$1,712.6	$1,741.7
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.6 shares issued and 71.5 shares outstanding at June 30, 2015 and 76.1 shares issued and 73.2 shares outstanding at December 31, 2014	0.2	0.2
Treasury stock, at cost; 5.1 shares at June 30, 2015 and 2.9 shares at December 31, 2014	(144.9)	(80.1)
Additional paid-in capital	1,495.3	1,484.0
Accumulated deficit	(49.3)	(52.4)
Total DigitalGlobe, Inc. stockholders’ equity	1,301.3	1,351.7
Noncontrolling interest	1.8	1.8
Total stockholders’ equity	1,303.1	1,353.5
Total liabilities and stockholders’ equity	$3,015.7	$3,095.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3.1	$5.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	135.4	115.2
Amortization of aerial image library, deferred contract costs and lease incentive	8.8	8.1
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	9.5	8.0
Amortization of debt issuance costs and accretion of debt discount, net of capitalized interest	3.3	—
Deferred income taxes	(1.9)	(0.7)
Excess tax benefit from share-based compensation	(1.3)	—
Other	1.5	1.2
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	29.4	1.9
Deferred contract costs	(10.3)	(2.7)
Other current and non-current assets	5.2	9.2
Accounts payable	(0.9)	(12.1)
Accrued liabilities	10.3	(7.8)
Deferred revenue	(40.2)	(24.5)
Net cash flows provided by operating activities	151.9	101.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(64.5)	(111.9)
Property and equipment additions	(1.9)	(5.2)
Acquisition of businesses, net of cash acquired	—	(35.7)
(Increase) decrease in restricted cash	(0.8)	2.8
Loan to joint venture	(5.0)	—
Net cash flows used in investing activities	(72.2)	(150.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2.8)	(2.8)
Principal payments on capital lease obligations	(0.4)	(0.8)
Repurchase of common stock	(63.8)	—
Proceeds from exercise of stock options	5.2	3.1
Preferred stock dividend payment	(2.0)	(2.0)
Excess tax benefit from share-based compensation	1.3	—
Net cash flows used in financing activities	(62.5)	(2.5)
Net increase (decrease) in cash and cash equivalents	17.2	(51.3)
Cash and cash equivalents, beginning of period	117.8	229.1
Cash and cash equivalents, end of period	$135.0	$177.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $15.9 million and $26.4 million, respectively	13.8	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	0.4	2.2
Additions to capital lease obligations	—	(3.1)
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

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

Our principal customers include U.S. and foreign governments, location-based services (“LBS”) providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our imagery archives (“ImageLibrary”).

NOTE 2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included.  The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2014 Condensed Consolidated Balance Sheet was derived from the Company’s annual audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these Unaudited Condensed Consolidated Financial Statements and accompanying notes. Due to the inherent uncertainties in making estimates, actual results could differ materially from those estimates.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Effect on the
Standard	Description	Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits retrospective or modified retrospective (cumulative effect) adoption methods. In July 2015, the Financial Accounting Standards Board voted to defer the effective date of the standard by one year. With this deferral, the new guidance would be effective for the Company beginning on January 1, 2018.

The Company is currently evaluating the impact of ASU 2014-09 and available adoption methods on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

The standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation for debt discounts. The standard must be applied on a retrospective basis and is effective for the Company beginning on January 1, 2016. Early adoption is permitted.

The adoption of this standard is a change in financial statement presentation only and will not have a material impact on our consolidated financial statements.
ASU 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement

The standard amends internal use software guidance to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. It also eliminates the requirement to analogize to the lease guidance when determining the asset acquired in a software licensing arrangement. The standard may be applied retrospectively or prospectively and is effective for the Company beginning on January 1, 2016. Early adoption is permitted.

The Company is evaluating the impacts, if any, of adopting this standard on our consolidated financial statements.

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			June 30, 2015	December 31, 2014
Satellites	9	–	13	$1,797.7	$1,973.1
Construction in progress		–		759.3	765.1
Computer equipment and software	3	–	12	436.4	376.2
Machinery and equipment, including ground terminals		5		108.9	109.3
Furniture, fixtures and other	3	–	7	51.1	39.9
Land and buildings		34		6.6	6.6
Total property and equipment				3,160.0	3,270.2
Accumulated depreciation and amortization				(1,050.1)	(1,095.5)
Property and equipment, net				$2,109.9	$2,174.7

Depreciation expense for property and equipment was $65.6 million and $54.8 million for the three months ended June 30, 2015 and 2014, respectively, and $130.3 million and $109.9 million for the six months ended June 30, 2015 and 2014, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Satellite Constellation

As of June 30, 2015, the Company operates a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. In the first quarter of 2015, we retired QuickBird, as the satellite stopped capturing images in December 2014 and ceased operating in the first quarter of 2015. Additionally, the Company stopped making new IKONOS imagery commercially available in the first quarter of 2015 and decommissioned the satellite in the second quarter of 2015.

The net book value of each satellite is as follows:

		June 30, 2015			December 31, 2014
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in millions)	(in years)	Amount	Depreciation	Value	Amount	Depreciation	Value
QuickBird	12.2	$—	$—	$—	$174.4	$(174.4)	$—
IKONOS	9.0	—	—	—	1.0	(1.0)	—
GeoEye-1	9.0	211.8	(102.4)	109.4	211.8	(81.2)	130.6
WorldView-1	13.0	473.2	(330.1)	143.1	473.2	(316.8)	156.4
WorldView-2	13.0	463.2	(223.8)	239.4	463.2	(207.9)	255.3
WorldView-3	11.5	649.5	(42.3)	607.2	649.5	(14.1)	635.4
Satellites, net		$1,797.7	$(698.6)	$1,099.1	$1,973.1	$(795.4)	$1,177.7

Our WorldView-4 satellite is classified as construction in progress. During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain necessary enhancements. On commencement of the work, we also began capitalizing interest to the satellite.

NOTE 4.Business Acquisition

In February 2014, the Company acquired Spatial Energy, LLC (“Spatial Energy”) to grow its existing oil and gas industry vertical for an aggregate cash consideration, net of cash acquired, of $35.7  million. Of the total purchase price, $25.7 million was allocated to goodwill, of which $19.0 million is deductible for tax purposes, $13.9 million to acquired intangible assets, and $3.9 million to net liabilities assumed. Pro forma results have not been presented as such results would not be materially different from the Company’s actual results.

NOTE 5.Goodwill and Intangible Assets

There have been no changes in goodwill from December 31, 2014 to June 30, 2015.

Intangible assets consisted of the following:

				June 30, 2015			December 31, 2014
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	–	5	$27.2	$(13.4)	$13.8	$27.2	$(10.6)	$16.6
Customer relationships	10	–	12	27.0	(4.6)	22.4	27.0	(3.4)	23.6
Trademarks		3		5.6	(4.3)	1.3	5.6	(3.4)	2.2
FCC licenses and other	2	–	20	2.7	(2.3)	0.4	2.7	(2.1)	0.6
Total				$62.5	$(24.6)	$37.9	$62.5	$(19.5)	$43.0

Intangible amortization expense was $2.5 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, and $5.1 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2015	$5.0
2016	8.2
2017	7.7
2018	2.9
2019	2.5
Thereafter	11.6
Total amortization expense	$37.9

NOTE 6.Debt

The Company’s debt obligations consist of a $550.0 million Senior Secured Term Loan Facility (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to $600.0 million in 5.25% senior notes (“Senior Notes”). As of June 30, 2015, the Company had not drawn any amounts under the Revolving Credit Facility. The 2013 Credit Facility requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of June 30, 2015, we were in compliance with our debt covenants. Long-term debt consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
$550.0 million Term Loan due February 1, 2020	$537.6	$540.4
$150.0 million Revolving Credit Facility due February 1, 2018	—	—
$600.0 million Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,137.6	1,140.4
Less: unamortized discounts	(2.5)	(2.8)
Total borrowings, net	1,135.1	1,137.6
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,129.6	$1,132.1

The Company’s future debt payments, excluding interest payments, consisted of the following as of June 30, 2015:

(in millions)	Amount
Remainder of 2015	$2.7
2016	5.5
2017	5.5
2018	5.5
2019	5.5
Thereafter	1,112.9
Total	$1,137.6

Interest expense, net consisted of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Interest	$13.1	$13.1	$26.1	$26.2
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	1.8	3.6	3.6
Capitalized interest	(9.4)	(14.9)	(11.5)	(29.7)
Interest expense	$5.5	$—	$18.2	$0.1
Interest income	(0.1)	—	(0.1)	(0.1)
Interest expense, net	$5.4	$—	$18.1	$—

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7.Fair Values of Financial Instruments

The fair value of our long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,121.3 million and $1,102.0 million at June 30, 2015 and December 31, 2014, respectively, and is classified within Level 2 of the valuation hierarchy.

Our cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

NOTE 8.Deferred Revenue

A rollforward of deferred revenue from December 31, 2014 to June 30, 2015 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
Balance, December 31, 2014	$210.0	$77.7	$88.8	$39.4	$10.2	$426.1
Cash collections	150.0	24.8	—	33.7	27.7	236.2
Revenue recognized on deferred revenue	(168.6)	(30.8)	(7.6)	(39.8)	(29.6)	(276.4)
Balance, June 30, 2015	$191.4	$71.7	$81.2	$33.3	$8.3	$385.9

NOTE 9.Restructuring Charges

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company expects to reduce global headcount and rationalize its real estate footprint. The Company may incur up to approximately $10.0 million in restructuring charges as a result of these efforts, which we expect to complete in the first quarter of 2016. The components of the restructuring liability were as follows:

(in millions)	Amount
Balance, December 31, 2014	$—
Provision for restructuring charges	2.6
Cash payments	(2.3)
Balance, June 30, 2015	$0.3

The restructuring liability above is included in the Unaudited Condensed Consolidated Balance Sheet in Other accrued liabilities. The provision for restructuring charges above is included in the Unaudited Condensed Consolidated Statement of Operations in Restructuring charges.

NOTE 10.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
(in millions)	2015	2014
Compensation and other employee benefits	$15.9	$22.1
Construction in progress accruals	7.6	2.8
Accrued interest	13.2	16.6
Other accrued expense	18.1	20.7
Total other accrued liabilities	$54.8	$62.2

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rates for the three and six months ended June 30, 2015 were 40.3% and 27.9%, respectively, differing from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete items. The income tax benefits recognized for each of the three and six months ended June 30, 2014 were primarily due to a change in the estimated annual effective tax rate and release of tax reserves upon completion of an Internal Revenue Service (“IRS”) audit.

NOTE 12.Stock-Based Compensation

During the six months ended June 30, 2015, the Company awarded 0.8 million unvested restricted stock units at an average grant date fair value of $31.77 per share. Of this amount, 0.2 million stock units represent performance shares that were subject to service, performance and market vesting conditions with an average grant date fair value of $35.72 per share. We did not grant any stock options during the six months ended June 30, 2014 or 2015.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $4.9 million and $4.1 million during the three months ended June 30, 2015 and 2014, respectively, and $9.5 million and $8.0 million during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, including those subject to service, performance and market vesting conditions, is $37.7 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.6 years.

As of June 30, 2015, total unrecognized compensation expense related to share options is $0.7 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 0.7 years. As of June 30, 2015, the number of options outstanding was 1.7 million at a weighted-average exercise price of $20.53 and the number of options exercisable was 1.5 million at a weighted-average exercise price of $21.51 per share.

NOTE 13.Stockholders’ Equity

Share Repurchase Program

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. During the three months ended June 30, 2015, the Company repurchased 1,075,037 shares at an average purchase price of $30.44 per share, for a total of $32.7 million. For the six months ended June 30, 2015, the Company repurchased 2,084,737 at an average purchase price of $30.61 per share shares, for a total of $63.8 million. As of June 30, 2015, we have repurchased a total of 4,811,486 shares at an average purchase price of $28.87,  for a total of $138.9 million under the program.  The average purchase price and total dollar value purchased include broker transaction fees and commissions.

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, Inc. (“GeoEye”), the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Company’s Board of Directors or the Audit Committee of the Board of Directors. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. The Company declared dividends on the Series A Preferred Stock of $1.0 million during each of the three months ended June 30, 2015 and 2014 and $2.0 million during each of the six months ended June 30, 2015 and 2014.

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

Non-Controlling Interest

In connection with the acquisition of Spatial Energy completed in February 2014, the Company obtained a majority interest in a subsidiary, and control of the subsidiary’s board of directors. A third party investor owns approximately 25% of the outstanding shares of the subsidiary. The Unaudited Condensed Consolidated Financial Statements include the financial position of this subsidiary as of June 30, 2015 and June 30, 2014 and the results of operations of this subsidiary since the date of acquisition. The Company has recognized the carrying value of the non-controlling interest as a component of stockholders’ equity. The operating results of the subsidiary attributable to the non-controlling interest are immaterial for the periods presented and are included in Other (expense) income, net.

Comprehensive Income

For the three and six months ended June 30, 2015 and 2014, there were no material differences between net income (loss) and comprehensive income (loss).

NOTE 14.Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$8.0	$5.0	$3.1	$5.4
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(2.0)
Net income less preferred stock dividends	7.0	4.0	1.1	3.4
Income allocated to participating securities	(0.3)	(0.1)	—	(0.1)
Net income available to common stockholders	$6.7	$3.9	$1.1	$3.3
Basic weighted average number of common shares outstanding	72.1	75.1	72.3	75.1
Assuming exercise of stock options and restricted shares	0.7	0.9	0.8	1.1
Diluted weighted average number of common shares outstanding	72.8	76.0	73.1	76.2
Earnings per share:
Basic	$0.09	$0.05	$0.02	$0.04
Diluted	$0.09	$0.05	$0.02	$0.04

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three and six month periods ended June 30, 2015 and 2014. The number of options and non-vested restricted stock awards that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 2.7 million and 3.2 million for the three month periods ended June 30, 2015 and 2014, respectively, and 2.8 million and 3.1 million for the six month periods ended June 30, 2015 and 2014, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15.Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with its equity method investees.

In June 2012, the Company made an investment in a joint venture in China. The Company sold $4.1 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $5.6 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively, in products and services to the China joint venture. Amounts owed to the Company by the China joint venture at June 30, 2015 and December 31, 2014 were $3.7 million and $4.6 million, respectively.

In May 2015, in exchange for an equity interest in a joint venture, Vricon, Inc., we have an ongoing commitment to provide imagery to the joint venture from our ImageLibrary for the purpose of producing photo-realistic 3D products and digital elevation models. We also contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018.

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

We have organized our sales leadership and marketing efforts around U.S. Government and Diversified Commercial customer groups. Revenue recognized for products or services provided to U.S. Government customers consists primarily of the EnhancedView Service Level Agreement (“EnhancedView SLA”) with the United States National Geospatial-Intelligence Agency (“NGA”), amortization of pre-FOC payments related to the NextView agreement with the NGA, and other value added services. Diversified Commercial consists of revenue generated from the following types of customers: Direct Access Program (“DAP”), other international defense and intelligence, international civil government, LBS, energy, and other industry verticals.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes revenue for these two groups:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
U.S. Government	$113.1	$95.5	$227.9	$193.1
Diversified Commercial	64.9	62.3	119.5	121.2
Total	$178.0	$157.8	$347.4	$314.3

We classify revenue geographically according to the ship to address. U.S. and international revenue was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
U.S.	$125.8	$108.3	$253.7	$219.9
International	52.2	49.5	93.7	94.4
Total	$178.0	$157.8	$347.4	$314.3

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

Our principal customers include U.S. and foreign governments, LBS providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary.

We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 5.9 billion square kilometers of imagery, an area the equivalent of 39 times the landmass of the earth, accumulated since 1999. As of June 30, 2015, our collection capacity capability was approximately 1.4 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the earth’s land surface area, and offers intraday revisit around the globe.

2015 Highlights

Re-engineering and Restructuring Plan

In February 2015, the Company initiated a re-engineering and restructuring plan intended to improve our operational efficiency, which we expect to complete in the first quarter of 2016.

Restructuring charges represent costs incurred to reduce global headcount and rationalize our real estate footprint. The Company may incur up to approximately $10.0 million as a result of these efforts. For the three and six months ended June 30, 2015, we have incurred $0.4 million and $2.6 million of restructuring charges, respectively.

Other Re-engineering charges represent costs incurred to realize efficiencies from reducing internal and contractor headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. The Company may incur up to approximately $5.0 million as a result of these efforts. For each of the three and six months ended June 30, 2015, we have incurred $0.4 million of other re-engineering charges.

Benefits resulting from our restructuring and other re-engineering efforts are expected to be achieved by the end of the first quarter of 2016. These benefits, however, may be partially offset by higher operating costs associated with growth in our business.

Share Repurchase Program

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015.  As of June 30, 2015, we have repurchased a total of 4,811,486 shares at an average purchase price of $28.87, for a total of $138.9 million under the program, including broker transaction fees and commissions.

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

Vricon Joint Venture

In May 2015, we entered into a joint venture, Vricon, Inc., to produce photo-realistic 3D products and digital elevation models globally for enterprise and government geospatial markets, accessible through a unique visualization platform and standard based data formats.

Results of Operations

We operate in a single segment in which we use a common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following tables summarize our results of operations:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Results of operations:
U.S. Government revenue	$113.1	$95.5	18.4%	$227.9	$193.1	18.0%
Diversified Commercial revenue	64.9	62.3	4.2	119.5	121.2	(1.4)
Total revenue	178.0	157.8	12.8	347.4	314.3	10.5
Cost of revenue, excluding depreciation and amortization	37.2	41.1	(9.5)	76.5	80.6	(5.1)
Selling, general and administrative	52.9	58.4	(9.4)	109.9	111.4	(1.3)
Depreciation and amortization	68.1	57.6	18.2	135.4	115.2	17.5
Restructuring charges	0.4	—	*	2.6	1.1	136.4
Loss on abandonment of asset	—	—	*	—	1.2	*
Income from operations	19.4	0.7	*	23.0	4.8	*
Other (expense) income, net	(0.6)	—	*	(0.6)	0.1	*
Interest expense, net	(5.4)	—	*	(18.1)	—	*
Income before income taxes	13.4	0.7	*	4.3	4.9	(12.2)
Income tax (expense) benefit	(5.4)	4.3	*	(1.2)	0.5	*
Net income	$8.0	$5.0	60.0%	$3.1	$5.4	(42.6)%

* Not meaningful

The following table summarizes our expenses as a percentage of total revenue:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
U.S. Government revenue	63.5%	60.5%	65.6%	61.4%
Diversified Commercial revenue	36.5	39.5	34.4	38.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue, excluding depreciation and amortization	20.9	26.0	22.0	25.6
Selling, general and administrative	29.7	37.0	31.6	35.5
Depreciation and amortization	38.3	36.5	39.0	36.7
Restructuring charges	0.2	—	0.8	0.3
Loss on abandonment of asset	—	—	—	0.4
Income from operations	10.9	0.5	6.6	1.5
Other (expense) income, net	(0.4)	—	(0.2)	—
Interest expense, net	(3.0)	—	(5.2)	—
Income before income taxes	7.5	0.5	1.2	1.5
Income tax (expense) benefit	(3.0)	2.7	(0.3)	0.2
Net income	4.5%	3.2%	0.9%	1.7%

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

Revenue

Our principal source of revenue is the licensing of earth imagery products and provision of other services to end users, resellers and partners.  We have organized our sales leadership and marketing efforts around U.S. Government and Diversified Commercial customer groups. Revenue recognized for services provided to U.S. Government customers consists primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement and other value added services. Diversified Commercial consists of revenue generated from the following types of customers: DAP, other international defense and intelligence, international civil government, LBS, energy, and other industry verticals.

U.S. Government

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$56.8	48.4%	$168.6	$113.6	48.4%
Other revenue and value added services	25.0	32.3	(22.6)	51.7	66.7	(22.5)
Amortization of pre-FOC payments related to NextView	3.8	6.4	(40.6)	7.6	12.8	(40.6)
Total	$113.1	$95.5	18.4%	$227.9	$193.1	18.0%

Reseller and Direct Sales:
Direct	99.8%	99.9%	(0.1)%	99.9%	99.9%	—%
Resellers	0.2	0.1	100.0	0.1	0.1	—
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

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

U.S. Government revenue increased $17.6 million, or 18.4%, and $34.8 million, or 18.0%, for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, respectively. EnhancedView SLA revenue increased as a result of WorldView-3 becoming fully operational on October 1, 2014, which increased constellation capacity made available to the NGA. Other revenue and value added services decreased primarily due to a decrease in non-cash amortization of Global Enhanced GEOINT Delivery deferred revenue.  Additionally, there was a decrease in the non-cash amortization of pre-FOC payments related to NextView, as the period over which these payments are amortized was extended to reflect the new useful life of WorldView-1.

Diversified Commercial

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Diversified Commercial Revenue:
DAP	$31.6	$30.6	3.3%	$56.2	$57.1	(1.6)%
Other diversified commercial	33.3	31.7	5.0	63.3	64.1	(1.2)
Total	$64.9	$62.3	4.2%	$119.5	$121.2	(1.4)%

U.S. and International Sales:
U.S.	$12.7	$12.8	(0.8)%	$25.8	$26.8	(3.7)%
International	52.2	49.5	5.5	93.7	94.4	(0.7)
Total	$64.9	$62.3	4.2%	$119.5	$121.2	(1.4)%

Reseller and Direct Sales:
Direct	73.0%	78.8%	(7.4)%	74.3%	79.5%	(6.5)%
Resellers	27.0	21.2	27.4	25.7	20.5	25.4
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

Our Diversified Commercial customers are located throughout the world, a majority of which purchase our products and services through contracts that span one or more years, which may include one-time data deliveries, depending on the solution that best suits their application. We sell to these customers through a combination of direct sales and through resellers.

We have DAP agreements in 10 countries, earning revenue from sales of the DAP facility hardware and software, as well as from service fees to access our satellite constellation. Other diversified commercial revenue is generated from customers in international defense and intelligence, international civil government, LBS, energy, and other industry verticals, who use our content for mapping, monitoring, analysis and planning activities.

Diversified Commercial revenue increased $2.6 million, or 4.2%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in DAP revenue resulted primarily from additional image deliveries and access minutes to meet customer demands. Other diversified commercial increased primarily from international civil government revenue and growth within our energy and other industry verticals, partially offset by lower revenue from LBS customers.

Diversified Commercial revenue decreased $1.7 million, or 1.4%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. DAP revenue decreased primarily due to the timing of contract renewals, partially offset by additional image deliveries and access minutes to meet customer demands. Other diversified commercial decreased primarily due to lower revenue from LBS and Russia customers, partially offset by growth within our energy and other industry verticals.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Labor and labor related costs	$16.9	$17.8	(5.1)%	$33.3	$34.6	(3.8)%
Facilities, subcontracting and equipment costs	16.3	18.2	(10.4)	35.7	36.4	(1.9)
Consulting and professional fees	1.3	1.9	(31.6)	2.4	2.8	(14.3)
Aerial imagery	0.7	1.3	(46.2)	1.4	2.9	(51.7)
Other direct costs	2.0	1.9	5.3	3.7	3.9	(5.1)
Total cost of revenue, excluding depreciation and amortization	$37.2	$41.1	(9.5)%	$76.5	$80.6	(5.1)%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue decreased $3.9 million, or 9.5%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Labor and labor related costs and consulting and professional fees decreased primarily as a result of our restructuring efforts.  Facilities, subcontracting and equipment costs decreased approximately $2.7 million in connection with our restructuring efforts, partially offset by $0.8 million in remote ground terminal service fees following the launch and commissioning of WorldView-3. Aerial imagery is amortized on an accelerated basis and consists of costs associated with previously purchased aerial imagery.

Cost of revenue decreased $4.1 million, or 5.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Labor and labor related costs and consulting and professional fees decreased primarily as a result of our restructuring efforts.  Facilities, subcontracting and equipment costs decreased approximately $4.5 million in connection with our restructuring efforts, partially offset by $2.2 million in remote ground terminal service fees following the launch and commissioning of WorldView-3 and $1.6 million in WorldView-4 storage costs.  Aerial imagery is amortized on an accelerated basis and consists of costs associated with previously purchased aerial imagery.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Labor and labor related costs	$31.7	$33.2	(4.5)%	$64.8	$63.4	2.2%
Consulting and professional fees	7.8	12.8	(39.1)	17.2	24.2	(28.9)
Rent and facilities	4.0	2.7	48.1	8.0	5.7	40.4
Computer hardware and software	3.7	4.0	(7.5)	7.4	7.4	—
Satellite insurance	2.9	2.3	26.1	6.0	4.7	27.7
Other	2.8	3.4	(17.6)	6.5	6.0	8.3
Total selling, general and administrative	$52.9	$58.4	(9.4)%	$109.9	$111.4	(1.3)%

Selling, general, and administrative expenses decreased $5.5 million, or 9.4%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Labor and labor related costs and consulting and professional fees decreased primarily as a result of our restructuring efforts. The increase in rent and facilities represents costs associated with our new headquarters, as we are in the process of consolidating our real estate footprint.  Satellite insurance increased $1.1 million as a result of WorldView-3 insurance, partially offset by a decrease in current year rates to insure our other in-orbit satellites.

Selling, general, and administrative expenses decreased $1.5 million, or 1.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Labor and labor related costs increased primarily as a result of annual compensation increases, partially offset by the impact of our restructuring efforts. Consulting and professional fees decreased as a result of our restructuring efforts and a reduced need for services to support the acquisition of GeoEye. The increase in rent and facilities represents costs associated with our new headquarters, as we are in the process of consolidating our real estate footprint.  Satellite insurance increased $2.3 million as a result of WorldView-3 insurance, partially offset by a decrease in current year rates to insure our other in-orbit satellites.

Depreciation and Amortization

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Depreciation and amortization	$68.1	$57.6	18.2%	$135.4	$115.2	17.5%

Depreciation and amortization increased $10.5 million, or 18.2%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to $14.1 million in depreciation expense incurred following the launch and commissioning of WorldView-3 and a $4.2 million increase in hardware and software expense, primarily from assets placed into service since the third quarter of 2014, partially offset by a $7.1 million decrease in depreciation expense as a result of the extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Depreciation and amortization expense increased $20.2 million, or 17.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to $28.2 million in depreciation expense incurred following the launch and commissioning of WorldView-3 and a $7.1 million increase in hardware and software expense, primarily from assets placed into service since the third quarter of 2014, partially offset by a $14.2 million decrease in depreciation expense as a result of the extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Restructuring Charges

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Restructuring charges	$0.4	$—	*	$2.6	$1.1	136.4%

* Not meaningful

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company expects to reduce global headcount and rationalize its real estate footprint.  Restructuring charges incurred in 2015 relate to this plan.

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

Interest Expense, net

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$(5.4)	$—	*	$(18.1)	$—	*

* Not meaningful

Our interest charges consist primarily of expense on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction.

Interest expense, net of capitalized interest and interest income, increased $5.4 million for the three months ended June 30, 2015 primarily as a result of 63.1% of our interest being capitalized to capital projects during the three months ended June 30, 2015 compared to 100.0% during the three months ended June 30, 2014.

Interest expense, net of capitalized interest and interest income, increased $18.1 million for the six months ended June 30, 2015 primarily as a result of 38.7% of our interest being capitalized to capital projects during the six months ended June 30, 2015 compared to 99.7% during the six months ended June 30, 2014.

Following the launch and commissioning of our WorldView-3 satellite on October 1, 2014, we are no longer capitalizing interest on the cost basis of the satellite. Additionally, we did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage until mid-March 2015.

Income Tax (Expense) Benefit

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Income tax (expense) benefit	$(5.4)	$4.3	*	$(1.2)	$0.5	*

* Not meaningful

The effective tax rates for the three and six months ended June 30, 2015 were 40.3% and 27.9%, respectively, differing from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete items. The income tax benefits recognized for each of the three and six months ended June 30, 2014 were primarily due to a change in the estimated annual effective tax rate and release of tax reserves upon completion of an IRS audit.

Backlog

The following table represents our backlog as of June 30, 2015.  “Next 12 Months” backlog refers to the backlog expected to be recognized as revenue during the period between July 1, 2015 and June 30, 2016.

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$337.1	$1,741.4
Amortization of pre-FOC payments related to NextView	15.1	81.2
Other revenue and value added services	30.3	93.7
Total U.S. Government	382.5	1,916.3

Diversified Commercial:
DAP	73.4	161.5
Other Diversified Commercial	59.6	91.5
Total Diversified Commercial	133.0	253.0

Total Backlog	$515.5	$2,169.3

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView Contract with the NGA, amounts committed under DAP agreements, firm orders, minimum commitments under signed customer contracts, remaining pre-paid subscriptions, firm fixed price reimbursement,  and funded and unfunded task orders from our customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts for products and services that we believe we are qualified to provide.

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

Balance Sheet Measures

Total assets decreased $79.5 million, or 2.6%, primarily due to a decrease in property, plant and equipment, net as a result of current quarter depreciation, partially offset by costs incurred related to WorldView-4, our new headquarters and various other infrastructure projects.

Total liabilities decreased $29.1 million, or 1.7%, due to a $40.2 million decrease in deferred revenue primarily related to current year recognition of U.S. government revenue, partially offset by a $12.9 million increase in other liabilities primarily associated with our new headquarters.

Liquidity and Capital Resources

As of June 30, 2015, we had $135.0 million in cash and cash equivalents and $150.0 million available for borrowing under our Revolving Credit Facility.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for the next twelve months.

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

In summary, our cash flows were:

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$151.9	$101.2
Net cash used in investing activities	(72.2)	(150.0)
Net cash used in financing activities	(62.5)	(2.5)

Operating Activities

Cash provided by operating activities increased $50.7 million, or 50.1%, primarily due to a $29.5 million net increase in cash from changes in working capital primarily driven by $27.5 million in accounts receivable and $18.1 million in accrued liabilities, partially offset by a $15.7 million decrease in deferred revenue, as well as a $20.2 million increase in net income adjusted for depreciation and amortization expense.

Investing Activities

Cash used in investing activities decreased $77.8 million, or 51.9%, primarily due to the acquisition of Spatial Energy, net of cash acquired, in the first quarter of 2014 totaling $35.7 million, and a decrease in capital expenditures primarily resulting from placing our WorldView-3 satellite into service in August 2014. During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain enhancements. We expect to make capital expenditures on our WorldView-4 satellite until its completion and launch, which we anticipate to be in mid-2016.

Financing Activities

Cash used in financing activities increased $60.0 million primarily due to $63.8 million in spend as part of our share repurchase program.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the six months ended
	June 30,
(in millions)	2015	2014
Net cash flows provided by operating activities	$151.9	$101.2
Net cash flows used in investing activities	(72.2)	(150.0)
Acquisition of businesses, net of cash acquired	—	35.7
Free cash flow	$79.7	$(13.1)

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income	$8.0	$5.0	$3.1	$5.4
Depreciation and amortization	68.1	57.6	135.4	115.2
Interest expense, net	5.4	—	18.1	—
Income tax expense (benefit)	5.4	(4.3)	1.2	(0.5)
EBITDA	86.9	58.3	157.8	120.1
Restructuring charges (1)	0.4	—	2.6	1.1
Other re-engineering charges	0.4	—	0.4	—
Integration costs	—	5.6	—	9.4
Loss on abandonment of asset	—	—	—	1.2
Adjusted EBITDA	$87.7	$63.9	$160.8	$131.8

(1)	Restructuring costs incurred in 2014 consist of charges related to the acquisition of GeoEye. Restructuring charges incurred in 2015 relate to our restructuring plan announced in February 2015.

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

Adjusted EBITDA further adjusts EBITDA to exclude the loss on abandonment of asset because this is not related to our primary operations. Additionally, it excludes restructuring, other re-engineering and integration costs, as these are non-core items. Restructuring charges incurred in 2014 are costs incurred to realize efficiencies from the acquisition of GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Restructuring charges incurred in 2015 relate to our re-engineering and restructuring plan announced in February 2015, pursuant to which the Company expects to reduce global headcount and rationalize our real estate footprint.  Other Re-engineering charges are associated with the restructuring plan announced in February 2015 and represent costs incurred to realize efficiencies from reducing internal and contractor headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations as part of the GeoEye acquisition.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

As of June 30, 2015, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these Unaudited Condensed Consolidated Financial Statements. Due to the inherent uncertainties in making estimates, actual results could differ materially from those estimates.

Refer to the critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, where we discuss our significant judgments and estimates. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2015. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015.  As of June 30, 2015, we have repurchased 4,811,486 shares at an average purchase price of $28.87, for a total of $138.9 million under the program,  including broker transaction fees and commissions. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Share repurchase activity during the quarter ended June 30, 2015 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
April 1, 2015 to April 30, 2015	—	—
May 1, 2015 to May 31, 2015	352,431	31.23
June 1, 2015 to June 30, 2015	722,606	30.05
Total	1,075,037	$30.44	4,811,486	$66,238,558

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

Date: July 30, 2015	/s/Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Severance Protection Agreement by and between Walter S. Scott and DigitalGlobe, Inc., effective as of April 13, 2015.					X

10.2*	Severance Protection Agreement by and between Timothy M. Hascall and DigitalGlobe, Inc., effective as of April 13, 2015.					X

10.3*	Form of Severance Protection Agreement with the Company’s executive officers.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

(i.) Unaudited Condensed Consolidated Statements of Operations

(ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

X

*Management contract or compensatory plan arrangement.

†Furnished herewith.