Form 10-Q
period 2015-09-30
DIGITALGLOBE, INC.
filed 2015-10-29
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of October 22, 2015 there were 70,001,652 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenue	$173.3	$154.6	$520.7	$468.9
Costs and expenses:
Cost of revenue	34.3	40.9	110.8	121.5
Selling, general and administrative	49.6	55.8	159.5	167.2
Depreciation and amortization	69.9	57.7	205.3	172.9
Restructuring charges	0.4	—	3.0	1.1
Loss on abandonment of asset	—	—	—	1.2
Income from operations	19.1	0.2	42.1	5.0
Other income, net	0.7	0.1	0.1	0.2
Interest expense, net	(5.6)	—	(23.7)	—
Income before income taxes	14.2	0.3	18.5	5.2
Income tax (expense) benefit	(4.6)	0.6	(5.8)	1.1
Net income	9.6	0.9	12.7	6.3
Preferred stock dividends	(1.0)	(1.0)	(3.0)	(3.0)
Net income less preferred stock dividends	8.6	(0.1)	9.7	3.3
Income allocated to participating securities	(0.4)	—	(0.4)	(0.1)
Net income (loss) available to common stockholders	$8.2	$(0.1)	$9.3	$3.2

Earnings per share:
Basic earnings per share	$0.12	$0.00	$0.13	$0.04
Diluted earnings per share	$0.12	$0.00	$0.13	$0.04
Weighted average common shares outstanding:
Basic	70.5	75.1	71.7	75.1
Diluted	70.9	75.1	72.4	76.1

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except par value)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$147.6	$117.8
Restricted cash	2.3	2.3
Accounts receivable, net of allowance for doubtful accounts of $2.4 and $0.5, respectively	87.4	133.6
Deferred contract costs	9.2	9.1
Prepaid and current assets	19.4	22.6
Deferred income taxes, net	24.1	24.1
Total current assets	290.0	309.5
Property and equipment, net of accumulated depreciation of $1,116.6 and $1,095.5, respectively	2,076.9	2,174.7
Goodwill	484.1	484.5
Intangible assets, net of accumulated amortization of $27.1 and $19.5, respectively	35.4	43.0
Long-term restricted cash	4.9	4.0
Long-term deferred contract costs	49.7	41.8
Other assets	35.4	37.7
Total assets	$2,976.4	$3,095.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7.3	$4.4
Current portion of long-term debt	5.5	5.5
Deferred revenue	80.1	91.0
Other accrued liabilities	50.1	62.2
Total current liabilities	143.0	163.1
Long-term debt, net of discount	1,128.4	1,132.1
Deferred revenue, non-current	290.7	335.1
Deferred income taxes, net, non-current	106.1	101.9
Other liabilities	29.9	9.5
Total liabilities	$1,698.1	$1,741.7
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.5 shares issued and 70.0 shares outstanding at September 30, 2015 and 76.1 shares issued and 73.2 shares outstanding at December 31, 2014	0.2	0.2
Treasury stock, at cost; 6.5 shares at September 30, 2015 and 2.9 shares at December 31, 2014	(181.6)	(80.1)
Additional paid-in capital	1,499.4	1,484.0
Accumulated deficit	(39.7)	(52.4)
Total DigitalGlobe, Inc. stockholders’ equity	1,278.3	1,351.7
Noncontrolling interest	—	1.8
Total stockholders’ equity	1,278.3	1,353.5
Total liabilities and stockholders’ equity	$2,976.4	$3,095.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12.7	$6.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	205.3	172.9
Amortization of aerial image library, deferred contract costs and lease incentive	12.3	11.6
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	14.2	13.3
Amortization of debt issuance costs and accretion of debt discount, net of capitalized interest	5.0	—
Deferred income taxes	4.2	(1.3)
Excess tax benefit from share-based compensation	(1.3)	(1.9)
Other	0.8	1.4
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	46.2	(8.1)
Deferred contract costs	(13.1)	(6.4)
Other current and non-current assets	2.5	4.5
Accounts payable	(1.8)	(16.0)
Accrued liabilities	5.8	(2.0)
Deferred revenue	(55.3)	(25.7)
Net cash flows provided by operating activities	237.5	148.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(97.9)	(193.9)
Property and equipment additions	(2.5)	(12.0)
Acquisition of businesses, net of cash acquired	—	(35.7)
(Increase) decrease in restricted cash	(0.9)	3.8
Loan to joint venture	(5.0)	—
Net cash flows used in investing activities	(106.3)	(237.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(4.1)	(4.1)
Repurchase of common stock	(100.5)	(15.0)
Proceeds from exercise of stock options	5.4	8.6
Preferred stock dividend payment	(3.0)	(3.0)
Excess tax benefit from share-based compensation	1.3	1.9
Other	(0.5)	(0.9)
Net cash flows used in financing activities	(101.4)	(12.5)
Net increase (decrease) in cash and cash equivalents	29.8	(101.7)
Cash and cash equivalents, beginning of period	117.8	229.1
Cash and cash equivalents, end of period	$147.6	$127.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $28.2 million and $47.6 million, respectively	22.6	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	1.3	16.3
Additions to capital lease obligations	—	(3.1)
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.General Information

DigitalGlobe, Inc., together with its consolidated subsidiaries (“DigitalGlobe,” “Company,” “we,” “us,” and “our”) is a leading global provider of geospatial information products and services sourced from our own advanced satellite constellation and third party providers. Our products and services support users in a wide variety of fields including defense, intelligence, homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management. Each day users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time.

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

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.

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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits retrospective or modified retrospective (cumulative effect) adoption methods. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14 to defer the effective date of the standard by one year. The new guidance will be effective for the Company beginning on January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.

The Company is evaluating the impacts of adopting this standard on our consolidated financial statements.
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

The Company is evaluating the impacts of adopting this standard on our consolidated financial statements.

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			September 30, 2015	December 31, 2014
Satellites	9	–	13	$1,797.7	$1,973.1
Construction in progress		–		764.0	765.1
Computer equipment and software	3	–	12	461.1	376.2
Machinery and equipment, including ground terminals		5		108.9	109.3
Furniture, fixtures and other	3	–	7	55.2	39.9
Land and buildings		34		6.6	6.6
Total property and equipment				3,193.5	3,270.2
Accumulated depreciation				(1,116.6)	(1,095.5)
Property and equipment, net				$2,076.9	$2,174.7

Depreciation expense for property and equipment was $67.4 million and $55.0 million for the three months ended September 30, 2015 and 2014, respectively, and $197.7 million and $164.9 million for the nine months ended September 30, 2015 and 2014, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Satellite Constellation

As of September 30, 2015, the Company operates a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. In the first quarter of 2015, we retired QuickBird, as the satellite stopped capturing images in December 2014 and ceased operating in the first quarter of 2015. Additionally, the Company stopped making new IKONOS imagery commercially available in the first quarter of 2015 and decommissioned the satellite in the second quarter of 2015. The net book value of each satellite is as follows:

		September 30, 2015			December 31, 2014
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in millions)	(in years)	Amount	Depreciation	Value	Amount	Depreciation	Value
QuickBird	12.2	$—	$—	$—	$174.4	$(174.4)	$—
IKONOS	9.0	—	—	—	1.0	(1.0)	—
GeoEye-1	9.0	211.8	(113.0)	98.8	211.8	(81.2)	130.6
WorldView-1	13.0	473.2	(336.7)	136.5	473.2	(316.8)	156.4
WorldView-2	13.0	463.2	(231.8)	231.4	463.2	(207.9)	255.3
WorldView-3	11.5	649.5	(56.5)	593.0	649.5	(14.1)	635.4
Satellites, net		$1,797.7	$(738.0)	$1,059.7	$1,973.1	$(795.4)	$1,177.7

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

NOTE 5.Goodwill and Intangible Assets

The following table summarizes the change in goodwill during the nine month period ended September 30, 2015:

(in millions)	Amount
December 31, 2014	$484.5
Disposition of subsidiary (Note 13)	(0.4)
September 30, 2015	$484.1

Intangible assets consisted of the following:

				September 30, 2015			December 31, 2014
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	–	5	$27.2	$(14.8)	$12.4	$27.2	$(10.6)	$16.6
Customer relationships	10	–	12	27.0	(5.2)	21.8	27.0	(3.4)	23.6
Trademarks		3		5.6	(4.8)	0.8	5.6	(3.4)	2.2
FCC licenses and other	2	–	20	2.7	(2.3)	0.4	2.7	(2.1)	0.6
Total				$62.5	$(27.1)	$35.4	$62.5	$(19.5)	$43.0

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible amortization expense was $2.5 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2015	$2.5
2016	8.2
2017	7.7
2018	2.9
2019	2.5
Thereafter	11.6
Total	$35.4

NOTE 6.Debt

The Company’s debt obligations consist of a $550.0 million Senior Secured Term Loan due February 1, 2020 (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility due February 1, 2018 (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to $600.0 million in 5.25% senior notes due February 1, 2021 (“Senior Notes”). As of September 30, 2015, the Company had not drawn any amounts under the Revolving Credit Facility. The 2013 Credit Facility requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of September 30, 2015, we were in compliance with our debt covenants.

Long-term debt consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
$550.0 million Term Loan due February 1, 2020	$536.3	$540.4
$150.0 million Revolving Credit Facility due February 1, 2018	—	—
$600.0 million Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,136.3	1,140.4
Less: unamortized discounts	(2.4)	(2.8)
Total borrowings, net	1,133.9	1,137.6
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,128.4	$1,132.1

The Company’s future debt payments, excluding interest payments, consisted of the following as of September 30, 2015:

(in millions)	Amount
Remainder of 2015	$1.4
2016	5.5
2017	5.5
2018	5.5
2019	5.5
Thereafter	1,112.9
Total	$1,136.3

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense, net consisted of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Interest	$13.1	$13.2	$39.2	$39.4
Accretion of debt discount, deferred financing amortization and line of credit fees	1.8	1.8	5.4	5.4
Capitalized interest	(9.2)	(14.9)	(20.7)	(44.6)
Interest expense	$5.7	$0.1	$23.9	$0.2
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Interest expense, net	$5.6	$—	$23.7	$—

NOTE 7.Fair Values of Financial Instruments

The fair value of our long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,099.2 million and $1,102.0 million at September 30, 2015 and December 31, 2014, respectively, and is classified within Level 2 of the valuation hierarchy. Our cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

NOTE 8.Deferred Revenue

A rollforward of deferred revenue from December 31, 2014 to September 30, 2015 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
December 31, 2014	$210.0	$77.7	$88.8	$39.4	$10.2	$426.1
Cash collections	225.0	37.0	—	59.5	42.9	364.4
Revenue recognized on deferred revenue	(252.9)	(44.8)	(11.4)	(65.4)	(45.2)	(419.7)
September 30, 2015	$182.1	$69.9	$77.4	$33.5	$7.9	$370.8

NOTE 9.Restructuring Charges

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company has and expects to continue to reduce global headcount and rationalize its real estate footprint. The Company may incur up to approximately $10.0 million in restructuring charges as a result of these efforts, which we expect to complete in the first quarter of 2016. The components of the restructuring liability were as follows:

(in millions)	Severance	Other	Total
December 31, 2014	$—	$—	$—
Provision for restructuring charges	2.5	0.5	3.0
Cash payments	(2.3)	(0.5)	(2.8)
September 30, 2015	$0.2	$—	$0.2

The restructuring liability is included in the Unaudited Condensed Consolidated Balance Sheet in Other accrued liabilities. The provision for restructuring charges is included in the Unaudited Condensed Consolidated Statements of Operations in Restructuring charges.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
(in millions)	2015	2014
Compensation and other employee benefits	$15.4	$22.1
Construction in progress accruals	10.4	2.8
Accrued interest	5.3	16.6
Other accrued expense	19.0	20.7
Total	$50.1	$62.2

NOTE 11.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rates for the three and nine months ended September 30, 2015 were 32.4% and 31.4%, respectively, differing from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete items.

NOTE 12.Stock-Based Compensation

During the nine months ended September 30, 2015, the Company awarded 0.9 million unvested restricted stock units at an average grant date fair value of $31.59 per share. Of this amount, 0.2 million stock units represent performance shares that are subject to service, performance and market vesting conditions with an average grant date fair value of $35.72 per share. We did not grant any stock options during the nine months ended September 30, 2014 or 2015.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $4.7 million and $5.3 million during the three months ended September 30, 2015 and 2014, respectively, and $14.2 million and $13.3 million during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, unrecognized compensation expense related to unvested restricted stock awards and units, including those subject to service, performance and market vesting conditions, is $33.1 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 2.3 years.

As of September 30, 2015, unrecognized compensation expense related to share options is $0.4 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 0.4 years. As of September 30, 2015, the number of options outstanding was 1.6 million at a weighted-average exercise price of $20.58 per share, and the number of options exercisable was 1.5 million at a weighted-average exercise price of $21.56 per share.

NOTE 13.Stockholders’ Equity

Share Repurchase Program

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. During the three months ended September 30, 2015, the Company repurchased 1,491,098 shares at an average purchase price of $24.62 per share, for a total of $36.7 million. For the nine months ended September 30, 2015, the Company repurchased 3,575,835 at an average purchase price of $28.11 per share, for a total of $100.5 million. As of September 30, 2015, we have repurchased a total of 6,302,584 shares at an average purchase price of $27.86, for a total of $175.6 million under the program.  The average purchase price and total dollar value purchased include broker transaction fees and commissions.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, Inc. (“GeoEye”), the Company issued 80,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Company’s Board of Directors or the Audit Committee of the Board of Directors. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. The Company declared dividends on the Series A Preferred Stock of $1.0 million during each of the three months ended September 30, 2015 and 2014 and $3.0 million during each of the nine months ended September 30, 2015 and 2014.

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

Non-Controlling Interest

In connection with the acquisition of Spatial Energy completed in February 2014, we obtained a controlling financial interest in a joint venture, which was not a significant component of the Spatial Energy business.  In the third quarter of 2015, we divested from all of our interest in that subsidiary. The divestiture resulted in a $1.6 million gain, which was included in Other income, net in the Unaudited Condensed Consolidated Statements of Operations. The Company recognized the carrying value of the non-controlling interest as a component of stockholders’ equity for applicable periods presented.  Prior to the disposition, the operating results of the subsidiary attributable to the non-controlling interest were immaterial for the periods presented and included in Other income, net.

Comprehensive Income

For the three and nine months ended September 30, 2015 and 2014, there were no material differences between net income (loss) and comprehensive income (loss).

NOTE 14.Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$9.6	$0.9	$12.7	$6.3
Preferred stock dividends	(1.0)	(1.0)	(3.0)	(3.0)
Net income less preferred stock dividends	8.6	(0.1)	9.7	3.3
Income allocated to participating securities	(0.4)	—	(0.4)	(0.1)
Net income (loss) available to common stockholders	$8.2	$(0.1)	$9.3	$3.2
Basic weighted average number of common shares outstanding	70.5	75.1	71.7	75.1
Assuming exercise of stock options and restricted shares	0.4	—	0.7	1.0
Diluted weighted average number of common shares outstanding	70.9	75.1	72.4	76.1
Earnings per share:
Basic	$0.12	$0.00	$0.13	$0.04
Diluted	$0.12	$0.00	$0.13	$0.04

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three and nine month periods ended September 30, 2015 and 2014. The number of stock options and non-vested restricted stock awards and units that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 3.0 million and 2.7 million for the three month periods ended September 30, 2015 and 2014, respectively, and 2.8 million and 3.1 million for the nine month periods ended September 30, 2015 and 2014, respectively.

NOTE 15.Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with its equity method investees.

In June 2012, the Company made an investment in a joint venture in China. The Company sold $3.7 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $9.3 million and $5.0 million for the nine months ended September 30, 2015 and 2014, respectively, in products and services to the joint venture. Amounts owed to the Company by the joint venture at September 30, 2015 and December 31, 2014 were $5.7 million and $4.6 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., we have an ongoing commitment to provide imagery to the joint venture from our ImageLibrary for the purpose of producing photo-realistic three- dimensional (“3D”) products and digital elevation models. Upon formation of the joint venture, we contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. Additionally, we may be obligated in 2016 to provide equity financing of up to $10.0 million to the joint venture to the extent third-party financing is not obtained.

NOTE 16.Commitments and Contingencies

The Company enters into agreements in the ordinary course of business with resellers and others. Most of these agreements require the Company to indemnify the other party against third-party claims alleging that one of the Company’s products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require the Company to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by the Company, its employees, agents or representatives. In addition, from time to time the Company has made guarantees regarding the performance of its systems to its customers. The majority of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

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

The following table summarizes revenue for these two groups:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
U.S. Government	$111.0	$87.8	$338.9	$280.9
Diversified Commercial	62.3	66.8	181.8	188.0
Total	$173.3	$154.6	$520.7	$468.9

We classify revenue geographically according to the ship to address. U.S. and international revenue was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
U.S.	$123.2	$106.6	$376.9	$326.5
International	50.1	48.0	143.8	142.4
Total	$173.3	$154.6	$520.7	$468.9

NOTE 18.Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We identified the following as non-recognized subsequent events:

In October 2015, the Company approved a separate re-engineering and restructuring plan, in which the Company may incur up to an additional $18.0 million in an effort to further reduce global headcount, rationalize its real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and undertake other efficiency initiatives. We expect to complete this plan by the end of the fourth quarter of 2016.

In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016. The approval increases the total authorized amount under the program to $335.0 million.

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

Overview

DigitalGlobe is a leading global provider of geospatial information products and services sourced from our own advanced satellite constellation and third party providers. Our products and services support users in a wide variety of fields including defense, intelligence, homeland security, mapping and analysis, environmental monitoring, oil and gas exploration and infrastructure management.  Each day users depend on DigitalGlobe’s data, information, technology and expertise to better understand our changing planet in order to save lives, resources and time.

Our principal customers include U.S. and foreign governments, LBS providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 6.1 billion square kilometers of imagery, an area the equivalent of 41 times the landmass of the earth, accumulated since 1999. As of September 30, 2015, our collection capacity capability was approximately 1.37 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the earth’s land surface area, and offers intraday revisit around the globe.

2015 Highlights

Re-engineering and Restructuring Plans

In February 2015, the Company initiated a re-engineering and restructuring plan intended to improve our operational efficiency. We expect to complete this plan and realize the benefits resulting from our restructuring and other re-engineering efforts by the end of the first quarter of 2016. These benefits, however, may be partially offset by higher operating costs associated with growth in our business.

Restructuring charges represent costs incurred to reduce global headcount and rationalize our real estate footprint. The Company may incur up to approximately $10.0 million as a result of these efforts. For the three and nine months ended September 30, 2015, we have incurred $0.4 million and $3.0 million of restructuring charges, respectively. Other re-engineering charges represent costs incurred to realize efficiencies from reducing internal and contractor headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. The Company may incur up to approximately $5.0 million as a result of these efforts. For the three and nine months ended September 30, 2015, we have incurred $2.5 million and $2.9 million of other re-engineering charges, respectively.

In October 2015, the Company approved a separate re-engineering and restructuring plan, in which the Company may incur up to an additional $18.0 million in an effort to further reduce global headcount, rationalize its real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and undertake other efficiency initiatives. We expect to complete this plan by the end of the fourth quarter of 2016.

Share Repurchase Program

In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016. The approval increases the total authorized amount under the program to $335.0 million. As of September 30, 2015, we have repurchased a total of 6,302,584 shares at an average purchase price of $27.86, for a total of $175.6 million under the program, including broker transaction fees and commissions.

Recent Satellite Developments

During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain necessary enhancements. On commencement of the work, we also began capitalizing interest to the satellite. We intend to launch WorldView-4 in the third quarter of 2016 for additional capacity as a result of anticipated incremental growth opportunities.

Vricon Joint Venture

In May 2015, we entered into a joint venture, Vricon, Inc., to produce photo-realistic 3D products and digital elevation models globally for enterprise and government geospatial markets, accessible through a unique visualization platform and standard based data formats.

Results of Operations

During the first quarter of 2015, changes in certain reporting relationships between our Chief Operating Decision Maker and other members of management took place, which have not resulted in changes to our reportable segments in the current year. We operate in a single segment in which we use a common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following table summarize our results of operations:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
U.S. Government revenue	$111.0	$87.8	26.4%	$338.9	$280.9	20.6%
Diversified Commercial revenue	62.3	66.8	(6.7)	181.8	188.0	(3.3)
Total revenue	173.3	154.6	12.1	520.7	468.9	11.0
Cost of revenue	34.3	40.9	(16.1)	110.8	121.5	(8.8)
Selling, general and administrative	49.6	55.8	(11.1)	159.5	167.2	(4.6)
Depreciation and amortization	69.9	57.7	21.1	205.3	172.9	18.7
Restructuring charges	0.4	—	*	3.0	1.1	*
Loss on abandonment of asset	—	—	—	—	1.2	*
Income from operations	19.1	0.2	*	42.1	5.0	*
Other income, net	0.7	0.1	*	0.1	0.2	(50.0)
Interest expense, net	(5.6)	—	*	(23.7)	—	*
Income before income taxes	14.2	0.3	*	18.5	5.2	*
Income tax (expense) benefit	(4.6)	0.6	*	(5.8)	1.1	*
Net income	$9.6	$0.9	*	$12.7	$6.3	101.6%

*Not meaningful

The following table summarizes our results of operations as a percentage of total revenue:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
U.S. Government revenue	64.1%	56.8%	65.1%	59.9%
Diversified Commercial revenue	35.9	43.2	34.9	40.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	19.8	26.5	21.3	25.9
Selling, general and administrative	28.6	36.1	30.6	35.7
Depreciation and amortization	40.3	37.3	39.4	36.9
Restructuring charges	0.3	—	0.6	0.2
Loss on abandonment of asset	—	—	—	0.2
Income from operations	11.0	0.1	8.1	1.1
Other income, net	0.4	0.1	—	—
Interest expense, net	(3.2)	—	(4.5)	—
Income before income taxes	8.2	0.2	3.6	1.1
Income tax (expense) benefit	(2.7)	0.4	(1.2)	0.2
Net income	5.5%	0.6%	2.4%	1.3%

Revenue

Our principal source of revenue is the licensing of earth imagery products and provision of other services to end users, resellers and partners. We have organized our sales leadership and marketing efforts around U.S. Government and Diversified Commercial customer groups. Revenue recognized for services provided to U.S. Government customers consists primarily of the EnhancedView SLA, amortization of pre-FOC payments related to the NextView agreement with the NGA, and other value added services. Diversified Commercial consists of revenue generated from the following types of customers: DAP, other international defense and intelligence, international civil government, LBS, energy, and other industry verticals.

U.S. Government

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$56.9	48.2%	$252.9	$170.5	48.3%
Other revenue and value added services	22.9	24.6	(6.9)	74.6	91.3	(18.3)
Amortization of pre-FOC payments related to NextView	3.8	6.3	(39.7)	11.4	19.1	(40.3)
Total	$111.0	$87.8	26.4%	$338.9	$280.9	20.6%

Reseller and Direct Sales:
Direct	100.0%	99.9%	0.1%	99.9%	99.9%	—%
Resellers	—	0.1	*	0.1	0.1	—
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

*Not meaningful

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

Our U.S. Government customers focus on image quality, including resolution, accuracy, spectral diversity, frequency of area revisit and coverage, as well as ensuring availability of a certain amount of our capacity as they integrate our products and services into their operational planning. Our customers typically operate under contracts with purchase commitments through which we receive monthly or quarterly payments in exchange for delivering specific orders to the customer. Revenue from customers in the U.S. Government is generated largely from service level agreements, tasking orders, and sales of imagery from our ImageLibrary, in addition to sales of geospatial analytic products and expert services to obtain insight from our imagery.

U.S. Government revenue increased $23.2 million, or 26.4%, and $58.0 million, or 20.6%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, respectively. EnhancedView SLA revenue increased as a result of WorldView-3 becoming fully operational on October 1, 2014, which increased constellation capacity made available to the NGA. Other revenue and value added services declined primarily due to a decrease in non-cash amortization of Global Enhanced GEOINT Delivery (“Global EGD”) deferred revenue. Additionally, there was a decrease in the non-cash amortization of pre-FOC payments related to NextView, as the period over which these payments are amortized was extended to reflect the fourth quarter of 2014 extension of the useful life of WorldView-1.

Diversified Commercial

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Diversified Commercial Revenue:
DAP	$28.9	$27.2	6.3%	$85.1	$84.3	0.9%
Other diversified commercial	33.4	39.6	(15.7)	96.7	103.7	(6.8)
Total	$62.3	$66.8	(6.7)%	$181.8	$188.0	(3.3)%

U.S. and International Sales:
U.S.	$12.2	$18.8	(35.1)%	$38.0	$45.6	(16.7)%
International	50.1	48.0	4.4	143.8	142.4	1.0
Total	$62.3	$66.8	(6.7)%	$181.8	$188.0	(3.3)%

Reseller and Direct Sales:
Direct	70.9%	76.2%	(7.0)%	73.2%	78.4%	(6.6)%
Resellers	29.1	23.8	22.3	26.8	21.6	24.1
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

We sell products and services to our Diversified Commercial customers throughout the world both directly and through resellers. We have DAP agreements in 10 countries, earning revenue from sales of the DAP facility hardware and software, as well as from service fees to access our satellite constellation. Other diversified commercial revenue is generated from customers in international defense and intelligence, international civil government, LBS, energy, and other industry verticals, who use our content for mapping, monitoring, analysis and planning activities.

Diversified Commercial revenue decreased $4.5 million, or 6.7%, and $6.2 million, or 3.3%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, respectively, as other diversified commercial decreased primarily due to lower revenue from LBS and Russian customers, partially offset by an increase in DAP revenue primarily from additional image deliveries and access minutes to meet customer demands.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Labor and labor-related costs	$14.3	$17.4	(17.8)%	$47.6	$52.0	(8.5)%
Facilities, subcontracting and equipment costs	15.8	18.0	(12.2)	51.5	54.4	(5.3)
Consulting and professional fees	1.4	1.7	(17.6)	3.8	4.5	(15.6)
Aerial imagery	0.6	1.0	(40.0)	2.0	3.9	(48.7)
Other direct costs	2.2	2.8	(21.4)	5.9	6.7	(11.9)
Total	$34.3	$40.9	(16.1)%	$110.8	$121.5	(8.8)%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue decreased $6.6 million, or 16.1%, and $10.7 million, or 8.8%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, respectively. Labor and labor-related costs decreased primarily as a result of our re-engineering and restructuring efforts, in addition to a reduction in incentive compensation due to lower than expected revenue growth. Consulting and professional fees decreased primarily from our re-engineering and restructuring efforts. Facilities, subcontracting and equipment costs decreased in connection with our re-engineering and restructuring efforts, partially offset by remote ground terminal service fees following the launch and commissioning of WorldView-3. Aerial imagery is amortized on an accelerated basis and consists of costs associated with previously purchased aerial imagery.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Labor and labor-related costs	$26.2	$33.0	(20.6)%	$91.0	$96.4	(5.6)%
Consulting and professional fees	8.9	10.9	(18.3)	26.1	35.1	(25.6)
Rent and facilities	4.2	2.8	50.0	12.2	8.5	43.5
Computer hardware and software	3.7	3.6	2.8	11.1	11.0	0.9
Satellite insurance	2.8	2.2	27.3	8.8	6.9	27.5
Other	3.8	3.3	15.2	10.3	9.3	10.8
Total	$49.6	$55.8	(11.1)%	$159.5	$167.2	(4.6)%

Selling, general, and administrative expenses decreased $6.2 million, or 11.1%, and $7.7 million, or 4.6%, for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, respectively. Labor and labor-related costs decreased primarily as a result of our re-engineering and restructuring efforts, in addition to a reduction in incentive compensation due to lower than expected revenue growth. Consulting and professional fees decreased primarily from our re-engineering and restructuring efforts. The increase in rent and facilities represents costs associated with our new headquarters, as we are in the process of consolidating our real estate footprint. Satellite insurance increased as a result of WorldView-3 insurance, partially offset by a decrease in current year rates to insure our other in-orbit satellites. The increase in other costs is primarily due to bad debt expense associated with Russian receivables.

Depreciation and Amortization

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Depreciation and amortization	$69.9	$57.7	21.1%	$205.3	$172.9	18.7%

Depreciation and amortization increased $12.2 million, or 21.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to $14.2 million in depreciation expense incurred following the launch and commissioning of WorldView-3 and a $5.1 million increase in hardware and software expense, primarily from assets placed into service since the third quarter of 2014, partially offset by a $7.1 million decrease in depreciation expense as a result of the fourth quarter of 2014 extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Depreciation and amortization expense increased $32.4 million, or 18.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to $42.4 million in depreciation expense incurred following the launch and commissioning of WorldView-3 and a $12.2 million increase in hardware and software expense, primarily from assets placed into service since the third quarter of 2014, partially offset by a $21.3 million decrease in depreciation expense as a result of the fourth quarter of 2014 extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Restructuring Charges

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Restructuring charges	$0.4	$—	*	$3.0	$1.1	*

*Not meaningful

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company has and expects to continue to reduce global headcount and rationalize its real estate footprint. Restructuring charges incurred in 2015 relate to this plan.

Restructuring charges in 2014 were incurred in conjunction with our acquisition of GeoEye to optimize our operational efficiency by realigning our infrastructure with customer demand. These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Interest Expense, net

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$(5.6)	$—	*	$(23.7)	$—	*

*Not meaningful

Our interest charges consist primarily of expense on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction.

Interest expense, net of capitalized interest and interest income, increased $5.6 million for the three months ended September 30, 2015 primarily as a result of 61.7% of our interest being capitalized to capital projects during the three months ended September 30, 2015 compared to 99.3% during the three months ended September 30, 2014.

Interest expense, net of capitalized interest and interest income, increased $23.7 million for the nine months ended September 30, 2015 primarily as a result of 46.4% of our interest being capitalized to capital projects during the nine months ended September 30, 2015 compared to 99.6% during the nine months ended September 30, 2014.

Following the launch and commissioning of our WorldView-3 satellite on October 1, 2014, we are no longer capitalizing interest on the cost basis of the satellite. Additionally, we did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage from December 2014 until mid-March 2015.

Income Tax (Expense) Benefit

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Income tax (expense) benefit	$(4.6)	$0.6	*	$(5.8)	$1.1	*

*Not meaningful

Income tax expense increased $5.2 million and $6.9 million for the three and nine months ended September 30, 2015. The tax expense in 2015 is due to the impact of discrete items on higher pre-tax income for the period, whereas the tax benefit in 2014 was due to the impact of discrete items on lower pre-tax income reported in the period.

Backlog

The following table represents our backlog as of September 30, 2015. “Next 12 Months” backlog refers to the backlog expected to be recognized as revenue during the period between October 1, 2015 and September 30, 2016.

	Backlog to be recognized
(in millions)	Next 12 Months	Life of Contracts
U.S. Government:
EnhancedView SLA	$337.1	$1,657.2
Amortization of pre-FOC payments related to NextView	15.1	77.4
Other revenue and value added services	63.2	122.7
Total U.S. Government	415.4	1,857.3

Diversified Commercial:
DAP	67.2	167.2
Other diversified commercial	51.2	78.3
Total Diversified Commercial	118.4	245.5

Total Backlog	$533.8	$2,102.8

Backlog consists of all contractual commitments, including those under the anticipated ten-year term of the EnhancedView SLA we entered into with the NGA in August 2010, amounts committed under DAP agreements, firm orders, minimum commitments under signed customer contracts, remaining pre-paid subscriptions, firm fixed price reimbursement, and funded and unfunded task orders from our customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts for products and services that we believe we are qualified to provide.

The EnhancedView SLA is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. In July 2015, the NGA exercised its renewal option for year six under the EnhancedView SLA. Although the NGA may terminate the contract at any time and is not obligated to exercise any of the remaining four renewal options, we include the full remaining term in backlog. While such funding contains an inherent level of uncertainty, we believe it is the NGA’s intention to exercise the remaining options, subject only to annual Congressional appropriation of funding and the federal budget process.

The amortization of pre-FOC payments related to our NextView agreement with the NGA is recognized over the expected useful life of WorldView-1. The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of the satellite, and we do not consider it a reduction in our capacity to generate additional sales.

Other revenue and value added services primarily include the Global EGD program under the EnhancedView Contract and various other products and services provided to the NGA. In September 2015, the NGA executed a contract for an additional year of the Global EGD program.

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

Balance Sheet Measures

Total assets decreased $118.8 million, or 3.8%, primarily due to a $97.8 million decrease in property, plant and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to WorldView-4, leasehold improvements associated with our new headquarters and various other infrastructure projects, in addition to a $46.2 million decrease in accounts receivable, net, primarily due to improved customer collections. These decreases were partially offset by a $29.8 million increase in cash and cash equivalents primarily from the step-up of the EnhancedView SLA and improved customer collections, partially offset by cash used in connection with our share repurchase program.

Total liabilities decreased $43.6 million, or 2.5%, due to a $55.3 million decrease in deferred revenue primarily resulting from current year recognition of U.S. government revenue and a $12.1 million decrease in other accrued liabilities primarily due to the timing of interest payments on our long-term debt, partially offset by a $20.4 million increase in other liabilities primarily related to our new headquarters.

Liquidity and Capital Resources

As of September 30, 2015, we had $147.6 million in cash and cash equivalents and $150.0 million available for borrowing under our Revolving Credit Facility. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next twelve months.

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

In summary, our cash flows were:

	Nine months ended September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$237.5	$148.6
Net cash used in investing activities	(106.3)	(237.8)
Net cash used in financing activities	(101.4)	(12.5)

Operating Activities

Our largest source of cash provided by operations is revenue generated by sales of satellite imagery products and services. Additionally, we generate cash through sales of geospatial analytic products and expert services to obtain insight from our imagery. The primary uses of cash from our operating activities include payments for labor and labor-related costs, costs associated with operating our ground terminals, construction of DAP facilities, interest on our long-term debt, and other general corporate expenditures.

Cash provided by operating activities increased $88.9 million, or 59.8%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to increased net income adjusted for non-cash items, including depreciation and amortization, stock compensation expense, and amortization of debt related costs, and a net increase in cash from changes in working capital, primarily driven by accounts receivable, accounts payable, and accrued liabilities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment, including assets under construction, as well as business acquisitions. As of September 30, 2015, we have incurred $100.4 million in capital expenditures, which includes capitalized interest of $28.2 million and a tenant improvement allowance of $20.3 million associated with our new headquarters. Cash used in investing activities decreased $131.5 million, or 55.3%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to the acquisition of Spatial Energy, net of cash acquired, in the first quarter of 2014, and a decrease in capital expenditures primarily resulting from placing our WorldView-3 satellite into service in October 2014.

During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain enhancements. We expect to make capital expenditures on our WorldView-4 satellite until its completion and launch, which we anticipate to be in the third quarter of 2016. Additionally, as part of our agreement with Vricon, Inc., we may be obligated in 2016 to provide equity financing of up to $10.0 million to the joint venture to the extent third-party financing is not obtained.

Financing Activities

Cash used in financing activities consists primarily of stock buybacks as part of our share repurchase program, principal payments made on our long-term debt, proceeds from stock option exercises and preferred stock dividend payments.

Cash used in financing activities increased $88.9 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily as a result of our share repurchase program.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the nine months ended
	September 30,
(in millions)	2015	2014
Net cash flows provided by operating activities	$237.5	$148.6
Net cash flows used in investing activities	(106.3)	(237.8)
Acquisition of businesses, net of cash acquired	—	35.7
Free cash flow	$131.2	$(53.5)

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income	$9.6	$0.9	$12.7	$6.3
Depreciation and amortization	69.9	57.7	205.3	172.9
Interest expense, net	5.6	—	23.7	—
Income tax expense (benefit)	4.6	(0.6)	5.8	(1.1)
EBITDA	89.7	58.0	247.5	178.1
Restructuring charges (1)	0.4	—	3.0	1.1
Other re-engineering charges	2.5	—	2.9	—
Integration costs	—	3.5	—	12.9
Joint venture loss (gain)	0.4	—	0.4	—
Gain on disposition of subsidiary	(1.6)	—	(1.6)
Loss on abandonment of asset	—	—	—	1.2
Adjusted EBITDA	$91.4	$61.5	$252.2	$193.3

(1)	Restructuring costs incurred in 2014 consist of charges related to the acquisition of GeoEye. Restructuring charges incurred in 2015 relate to our restructuring plan announced in February 2015.

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

EBITDA and Adjusted EBITDA are key measures used in our internal operating reports by management and our Board of Directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is a measure being used as a key element of the company-wide bonus incentive plan. We believe that the presentation of EBITDA and Adjusted EBITDA enables a more consistent measurement of period to period performance of our operations, and EBITDA facilitates comparison of our operating performance to companies in our industry. We believe that EBITDA and Adjusted EBITDA measures are particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and to build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. Current depreciation expense is not indicative of the revenue generating potential of the satellites.

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements.

Adjusted EBITDA further adjusts EBITDA to exclude restructuring, other re-engineering and integration costs, as these are non-core items. Restructuring charges incurred in 2014 are costs incurred to realize efficiencies from the acquisition of GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Restructuring charges incurred in 2015 relate to our re-engineering and restructuring plan announced in February 2015, pursuant to which the Company has and expects to continue to reduce global headcount and rationalize our real estate footprint. Other re-engineering charges are associated with the restructuring plan announced in February 2015 and represent costs incurred to realize efficiencies from reducing internal and contractor headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations as part of the GeoEye acquisition. Additionally, it excludes joint venture gains and losses, the gain on subsidiary disposition, and the loss on abandonment of asset because these are non-core items that are not related to our primary operations.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

As of September 30, 2015, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. As of September 30, 2015, we have repurchased 6,302,584 shares at an average purchase price of $27.86, for a total of  $175.6 million under the program,  including broker transaction fees and commissions. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Share repurchase activity during the quarter ended September 30, 2015 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
July 1, 2015 to July 31, 2015	562,813	26.67
August 1, 2015 to August 31, 2015	853,692	23.47
September 1, 2015 to September 30, 2015	74,593	22.40
Total	1,491,098	$24.62	6,302,584	$29,552,550

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

Date: October 29, 2015	/s/Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Modification P00020 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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

†Furnished herewith.