Form 10-K
period 2015-12-31
DIGITALGLOBE, INC.
filed 2016-02-25
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $27.79 as reported by the New York Stock Exchange on June 30, 2015 was $2.0 billion.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 18, 2016 (latest practicable date) was 64,354,046 shares.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report, including without limitation, in Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can generally be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. These forward-looking statements are based on current expectations and assumptions of future events and are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. You are urged to carefully review the disclosures we make concerning the factors that may cause such differences which include, but are not limited to, those discussed in Part 1, Item 1A of this report under the heading “Risk Factors,” and those discussed in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements. References herein to “DigitalGlobe,” “Company,” “we,” “us,” and “our” refer to DigitalGlobe, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.BUSINESS

Overview

DigitalGlobe is a leading global provider of high-resolution Earth-imagery products and services sourced from our own advanced satellite constellation and third-party providers. Our imagery solutions support a wide variety of users in defense and intelligence, civil agencies, mapping and analysis, environmental monitoring, oil and gas exploration, infrastructure management, Internet portals, and navigation technology. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

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

Business Strategy

Our long-term business strategy is to grow our core satellite imagery products and services, driving free cash flow growth and improving shareowner returns. Our strategy has evolved to include investment for growth in our multisource analytics platform business, which enables a wide array of customers to extract insight from our imagery. Additionally, our services business will help our strategic customers harness the power of our imagery and platform services to address key missions at scale. The key factors we believe will enable us to achieve our long-term business strategy include:

Imagery leadership. We plan to efficiently deliver the highest quality imagery, while replenishing our satellite constellation in a manner that reduces capital intensity. We expect to extend our lead as the industry-best source of imagery. As a result, we expect to protect and grow our key markets with the U.S. Government and our Diversified Commercial customers through a relentless focus on quality and ease of use, driving free cash flow growth and returns by solving our customers’ problems.

Platform leadership. We are investing to build the leading multisource analytics platform to easily unlock the power of our content. Our Platform business is built on the largest historical archive of the highest quality Earth imagery commercially available. We expect to execute with our existing customers, as well as open a path to new customers and partners, while enhancing our platform’s large scale data analytics applications and ease of use.

Services leadership. With our services business, we plan to establish our imagery and platform as an essential component of our strategic customers’ workflows. We will leverage our relationship with the U.S. Government and other key accounts to drive innovation that uniquely impacts our customers’ missions, leading to new contracts and retention of existing customers.

Industry leadership. We plan to build a brand that communicates our value and leadership through sustained proactive engagement with shareowners, customers, and influencers. We believe DigitalGlobe will become the globally recognized source of the most complete image-based information about our changing planet. We intend to build a global brand that reinforces trust with existing customers and welcomes collaboration with partners and new customers.

Culture of leadership. We believe the investments in our team and our leaders will enable us to build industry-leading businesses in imagery, platform and services, with a culture grounded in our purpose, vision and values. Our purpose is Seeing a Better World™ through which we give our customers the power to see the Earth clearly and in new ways, which enables them to make the world a better place. We are relentlessly committed to helping our customers save lives, resources and time and our vision is to become the indispensable source of information about our changing planet by 2020.

Business Organization

We have one reportable segment, in which we use common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The Company measures performance based on consolidated operating results and achievement of individual performance goals. We sell our products and services through a combination of direct and indirect channels, consisting of a global network of resellers, strategic partners, direct enterprise sales and web services to our U.S. Government and Diversified Commercial customer groups.

Products and Services

We offer Earth-imagery products comprised of imagery from our constellation of high-resolution satellites and provide geospatial products and services in which we combine our Earth imagery, analytic expertise and innovative technology to deliver integrated solutions. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution method that best suits our customers’ needs. Customers can purchase images that are archived in our ImageLibrary, place custom orders to task our satellites for a specific area of interest, or as a bundle of imaging and data for a region or type of location, such as cities, ports, harbors or airports.

Imagery

We provide many customer-ready imagery products that are designed to enable customers to understand and analyze specific geographies of interest. This includes the Global Basemap product suite, which allows customers to access various imagery products that meet their specific needs. For example, these products can focus on imagery refresh that provides customers with fresh imagery over specific areas of interest, allowing them to extract new points of interest as they appear throughout time, or can also provide a visually appealing mosaic across specific geographies for our Location-based services (“LBS”) customers.

Customers specify how they want the imagery content to be produced. Types of images collected are as follows:

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

•

8-Band Short Wave Infrared – this unique WorldView-3 imaging capability,  in addition to WorldView-3’s 8-Band Visible and Near Infrared capability, enables applications such as mineral and material detection and visibility through obstructions such as smoke and haze.

We deliver our satellite imagery content at the following processing levels:

•	Basic imagery – includes the least amount of processing.

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

•	Mosaic imagery – merges multiple imagery scenes, collected at different times and dates, into a single seamless imagery product.

•

Stereo imagery – consists of two images collected from two different viewpoints along the satellite orbit track that are produced as basic products, but can be viewed in stereo (“3D”) using specialized software. Stereo imagery products are used for the creation of digital elevation maps, for the more accurate creation of 3D maps and flight simulations.

In addition to offering many customer-ready products and services, certain of our customers through our Direct Access Program (“DAP”) are able to directly task and receive imagery from our satellites within local and regional geographic boundaries of interest. We sell these customers facilities, enabling them to download and process imagery directly from our satellites. The DAP is designed to meet the enhanced information and operational security needs of a select number of defense and intelligence customers and certain commercial customers.

Platform Products

In the current environment, the geospatial industry suffers from an imbalance between the proliferation of data from an expanding variety of sources, and users’ capacity to distill this data down to actionable information. Our platform products are closing this gap by assembling content and large-scale analytical tools in a single environment. This unlocks new use cases outside of traditional geospatial applications, allowing imagery analytics to be a standard part of planning for new business domains. These products include our Geospatial Big Data platform, which utilizes our industry-leading archive of high-resolution, best-in-class accuracy imagery to create new applications and insights. It also includes our Spatial on Demand platform that serves as a source-agnostic imagery provider for our energy customers, organizing large amounts of imagery and other geospatial datasets in a simple format for customers to use.

Services

Customers are increasingly looking for analytic solutions to derive insights from imagery. With our services products, we use our geospatial and military intelligence expertise to deliver insight to our customers through the creation of analytic applications, on our Geospatial Big Data platform and outside of it, to create customer-specific solutions, including such products as geospatial risk intelligence reports. These products and services combine imagery with other sources of geospatial data (e.g., geotagged social media data) to deliver integrated intelligence solutions. We provide analytic solutions that accurately document change and enable geospatial modeling and analysis that predict where events will occur to help our customers protect lives, make resource allocation decisions and save time. We primarily support U.S. Government customers currently, but many of our capabilities also support intelligence requirements from international governments, global development organizations and commercial customers.

Product Delivery

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications and web services that provide for direct on-line access to our ImageLibrary. For example, through our Global Enhanced GEOINT Delivery (“Global EGD”), Global Basemap and Spatial On Demand services, we provide hosted on-line access to our imagery for both commercial and government customers. Other distribution options primarily include File Transfer Protocol (“FTP”) and physical media, such as hard drives.

U.S. Government Customers

U.S. Government revenue is sourced from multiple U.S. Government agencies, primarily focused on defense and intelligence, with the United States National Geospatial Intelligence Agency (“NGA”) as our largest customer. The NGA serves as the primary U.S. Government procurement agency for geospatial information and purchases imagery products and services on behalf of various agencies within the U.S. Government, including defense, intelligence and law enforcement agencies. The U.S. Government, inclusive of the NGA, provided 63.7%, 60.4%, and 58.4% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively.

EnhancedView Service Level Agreement

On August 6, 2010, DigitalGlobe entered into the EnhancedView contract with the NGA (the “EnhancedView Contract”). The EnhancedView Contract has a ten-year term, inclusive of nine one-year renewal options exercisable by the NGA, and is subject to Congressional appropriations and the right of the NGA to terminate or suspend the contract at any time.

The EnhancedView Contract contains multiple deliverables, including a Service Level Agreement, (the “EnhancedView SLA”) that totals $2.8 billion over the term of the contract, of which $250.0 million was paid per year ($20.8 million monthly) for the first four contract years commencing on September 1, 2010, and $300.0 million is payable per year ($25.0 million monthly) for the remaining six years of the contract beginning on September 1, 2014. The NGA exercised its renewal option for year six under the EnhancedView SLA through August 31, 2016. We believe it is the NGA’s intention to exercise the remaining options, subject to annual appropriation of funding and the federal budget process, which contain an inherent level of uncertainty in the current budget environment. The EnhancedView SLA represented 48.0%, 38.9%, and 37.1% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Each monthly EnhancedView SLA payment is subject to a performance penalty of up to 4% depending upon the Company’s performance against pre-defined performance criteria. A performance penalty is assessed in any month the NGA determines that not all of the performance criteria were met. The Company retains the full monthly cash payment; however, the penalty amount is applied to mutually agreed future products and services or to a pro-rated extension of the EnhancedView SLA beyond the current contract period. We have not incurred a penalty since the year ended December 31, 2012. Cumulative penalties over the life of the EnhancedView SLA total $0.4 million, or 0.03%, of our total cash receipts under the contract, all of which were applied to other products.

EnhancedView Value-Added and Other Services

The EnhancedView Contract also provides up to $750.0 million for value added products and services,  infrastructure enhancements, and other services, including the option for the NGA to require the Company to lower the altitude of WorldView-2 from its current altitude of 770 kilometers to an altitude of 496 kilometers. Value-added products and services enable us to meet the NGA’s more advanced imagery requirements using our production and dissemination capabilities, including Global EGD which, among other things, provides for the delivery of certain orthorectified imagery and imagery-related products and services. In September 2015, the NGA executed a contract for an additional year of the Global EGD program. In 2015, we recognized $65.3 million in revenue for value-added products and services and have recognized $259.5 million cumulatively since the inception of the EnhancedView Contract.

NextView

In connection with our NextView agreement with the NGA, which was entered into in September 2003 and was the predecessor to the current EnhancedView Contract, we received $266.0 million to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached full operational capability (“FOC”) in November 2007, we began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1.

Based on the estimated useful life of WorldView-1, we recognized $15.1 million, $22.9 million and $25.5 million of revenue related to the pre-FOC payments for the years ended December 31, 2015, 2014 and 2013, respectively. Cumulatively, since WorldView-1 reached FOC, we have recognized $192.3 million of pre-FOC revenue, and at December 31, 2015 had deferred revenue remaining of $73.7 million, expected to be amortized through the fourth quarter of 2020.

Diversified Commercial Customers

Diversified Commercial includes customers in the DAP,  international civil government, LBS, energy,  other international defense and intelligence, and other industry verticals.

Direct Access Program

We earn revenue from sales of DAP facilities, service fees to access our satellite constellation, as well as other imagery and information product sales. As of December 31, 2015, we had DAP agreements in ten countries. For the years ended December 31, 2015, 2014, and 2013, DAP revenue represented 17.2%, 17.0% and 16.5% of our total revenue for each respective year.

Other Diversified Commercial

Other diversified commercial revenue is generated from customers in international civil government, LBS, energy, other international defense and intelligence, and other industry verticals. We sell imagery and provide services to international civil governments for use in applications such as infrastructure planning, taxation, rescue and recovery services, forestry and agriculture. Our LBS customers rely on us to create and enhance the maps and geospatial services that billions of people use every day. We sell imagery and platform services to energy customers to enable efficient discovery, security, production and development of energy resources. Our other international defense and intelligence customers include ten foreign friendly nations, many in volatile parts of the world, who rely on us to keep their nations safe. Customers in other industry verticals use our content for mapping, monitoring, analysis and planning activities.

Satellite Constellation and Ground System Operations

In-orbit Satellites

As of December 31, 2015, the Company operates a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. In the first quarter of 2015, we retired QuickBird, as the satellite stopped capturing images in December 2014 and ceased operating in the first quarter of 2015. Additionally, the Company stopped making new IKONOS imagery commercially available in the first quarter of 2015 and decommissioned the satellite in the second quarter of 2015. The following tables summarize the primary characteristics of the in-orbit operational satellites in our constellation as of December 31, 2015:

			Annual Collection
			Capacity (million	Orbital Altitude
Satellite	Launch Date	Best Ground Resolution	square kilometers)	(kilometers)
WorldView-3	August 2014	31-centimeters black and white, or color 1.24-meter multi-spectral	248	618
WorldView-2	October 2009	46-centimeters black and white, or color 1.84-meter multi-spectral	427	770
WorldView-1	September 2007	50-centimeters black and white	569	496
GeoEye-1	September 2008	41-centimeters black and white, or color 1.64-meter multi-spectral	128	681

	Expected End	Original Cost	Net Book Value
Satellite	of Depreciable Life	(millions)	(millions)
WorldView-3	Q1 2026	$649.5	$578.9
WorldView-2	Q4 2022	463.2	223.4
WorldView-1	Q4 2020	473.2	129.8
GeoEye-1	Q1 2018	211.8	88.2

Satellites Under Construction

In the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain necessary enhancements. We currently intend to launch WorldView-4 in the third quarter of 2016 for additional capacity as a result of anticipated incremental growth opportunities.

Satellite Insurance

We procure insurance covering risks associated with our satellite operations, including the partial or total impairment of the functional capacity of the satellite. We insure certain satellites in our constellation to the extent that insurance is available at acceptable premiums. In 2015, we did not insure the IKONOS or QuickBird satellites against functional capacity impairment, given the stage of their useful lives. We have secured coverage for our WorldView-4 satellite totaling $431.0 million, inclusive of launch insurance and 1-year, 2-year, 3-year and 5-year in-orbit insurance. As of December 31, 2015, we maintained the following insurance coverage on our in-orbit satellite constellation:

		Coverage
Satellite	Policy Period	(in millions)
WorldView-3	10/2015 - 10/2016	$215.0
WorldView-2	10/2015 - 10/2016	220.0
WorldView-1	10/2015 - 10/2016	220.0
GeoEye-1	10/2015 - 10/2016	75.0

Ground Terminals and Image Processing Facilities

As of December 31, 2015, we owned or had service agreements for remote ground terminals in 8 locations throughout the world. Each ground terminal is strategically placed to optimize contact with our satellites on their orbital paths. Each of our satellites orbits the Earth approximately 15 times per day, communicating with one or more of our ground terminals. Our image processing facility in Longmont, Colorado houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery.

Competition

There are significant barriers to entry in the geospatial industry, primarily related to the substantial costs involved with satellite construction, along with the amount of time required to build and develop ground systems and obtain necessary licenses. Our major existing and potential competitors for our Imagery business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, and unmanned aerial vehicles.

The data intensive nature of high resolution imagery, complexity of analysis, and desire to analyze multiple data sources have driven growth in multisource analytics platforms. We are uniquely positioned to provide a platform solution because of the size and quality of our industry-leading archive and our years of experience and resulting intellectual property in creating image analysis algorithms and tools. Our Platform products face competition from aggregators of imagery and imagery-related products and services. We also provide our customers with insights from our imagery with our Intelligence Services products. Our Services products face competition from companies that provide geospatial analytic information and services to the U.S. Government, including defense primes.

We compete on the basis of the technical capabilities of our satellites, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity; satellite availability for tasked orders; the size, comprehensiveness and relevance of our ImageLibrary; distribution platform and tools that enable customers to easily access and integrate imagery; value-added services, including advanced imagery production and analysis; timeliness and ready availability of imagery products and services that can be deployed quickly and cost-effectively; and price.

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

Direct access to the satellites under the DAP constitutes significant and substantial foreign agreements under our NOAA licenses and requires approval from NOAA under the terms of our NOAA licenses. In addition, we or our suppliers must obtain export licenses from the Department of State (“DoS”) for the export of certain equipment and related technology necessary to enable the DAP access. The ground terminal equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (“ITAR”). The approval process for these sales usually takes approximately two to three months, and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to required U.S. Government approvals, the export of equipment from Canada by our DAP equipment supplier, MacDonald Dettwiler & Associated Ltd., is subject to Canadian export license requirements. Our DAP customers may also be required to obtain additional approvals from the government of the country in which the ground terminal is to be operated.

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

Environmental

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

Intellectual Property

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

Business Seasonality

We have historically experienced higher revenues in the fourth quarter of the year due in part to the procurement cycles of U.S. and international governments as well as increased demand from commercial customers. However, historical seasonal patterns should not be considered a reliable indicator of our future revenues or financial performance.

Foreign and Domestic Operations

During 2015, the Company’s domestic and international revenue accounted for 71.1% and 28.9%, respectively, of total revenue. A summary of our domestic and international revenue is set forth in Note 17, “Significant Customers and Geographic Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Backlog

A summary of our backlog is set forth under the subheading “Backlog” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, which is incorporated herein by reference.

Employees

As of December 31, 2015, we had 1,189 full-time employees.

Additional Information

Our website can be accessed at http://www.digitalglobe.com.   The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K and amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed or furnished with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Additionally, our reports, proxy and information statements, and other information filed with the SEC are available on the SEC’s web site, http://www.sec.gov or at the SEC Public Reference Room in Washington, D.C. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

We generated 63.7% of our revenue from the U.S. Government and 48.0% from the EnhancedView SLA in 2015. Our contracts with U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or funding level commitments to various agencies. Under the EnhancedView SLA, we are obligated to make a portion of the image tasking capacity of the WorldView constellation available to the NGA, including specified priority access rights. Beginning September 1, 2013, the NGA has the option to require us to lower the altitude of WorldView-2 from its current altitude of 770 kilometers to an altitude of 496 kilometers, subject to receipt of all required regulatory approvals. The lowering of the orbital altitude could result in a decrease in the amount of square kilometers collected by WorldView-2. While we believe the decrease in collection capability would be offset by improved data capture capabilities on the ground, there can be no assurance that our current collection capability will be maintained. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a breach of our contract with the NGA. A breach of our contract with the NGA or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations.

The NGA may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. If the EnhancedView Contract was terminated early, recognition of revenue currently classified as deferred would be accelerated.  If the contract was extended, the time period over which certain deferred revenue balances are currently expected to be recognized could be extended, resulting in lower revenue recognition than currently anticipated. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and the federal budget process, and as a result, the NGA may not continue to fund these contracts at current or anticipated levels. In addition, the sequestration process under the Budget Control Act of 2011 (PL 112-25) could have an adverse impact on the timing and amount of appropriations available for defense programs, including EnhancedView. Under the terms of the Budget Control Act, discretionary spending is capped, and any breach of the caps would result in automatic, across-the-board spending cuts, known as sequestration. The Budget Control Act assumed that spending cap recommendations would be recommended to Congress by the Joint Select Committee on Deficit Reduction. This Committee failed to come to agreement, and accordingly sequestration was implemented during 2014. Sequestration did not have a material effect on our financial position or results of operations during 2014. However, future reductions in the current EnhancedView program or other current or future business with the Department of Defense resulting from sequestration could have a material adverse effect on our business, financial condition and results of operations.

Any program delays in required support of the EnhancedView Contract, may affect our ability to meet our obligations under the EnhancedView Contract resulting in a reduction of scope or termination of the contract, and may otherwise require us to increase our reliance on our existing satellites to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. We rely on third-party contractors for the manufacturing, testing, and launch of our satellites, as well as solutions for any anomalies encountered while in orbit. Many factors, including, but not limited to, availability of parts, subcontractor and supplier delays and anomalies discovered in orbit, may result in significant challenges to our business. For example, during orbit, satellites may experience technical difficulties communicating with the ground terminals or collecting imagery in the same quality or volume that was intended. The failure to mitigate any technical difficulties could affect our ability to meet our obligations under the EnhancedView Contract and may otherwise limit the anticipated volume of imagery products and services available to meet our business needs, which could have a material adverse effect on our business, financial condition and results of operations.

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

The availability of our products and services depends on the continuing operation of our satellite operations infrastructure, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary facility. In the event we are unable to collect, process and deliver imagery from our facility in Longmont, Colorado, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

We face competition that may cause us to have to reduce our prices or to lose market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have disruptive technologies or greater financial, personnel and other resources than we have. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

The U.S. Government and foreign governments may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

We are dependent on resellers of our imagery for a portion of our revenue. If these resellers fail to market or sell our products and services successfully, our business would be harmed.

In 2015, we generated $68.6 million, or 9.8%, of our total revenue from foreign and domestic resellers. We rely on foreign resellers and partners to market and sell the majority of our products and services in the international market. We have intensified our efforts to further develop our operations in overseas markets, however, our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our imagery products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our imagery products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as construction of our satellites and launch vehicles, and management of certain remote ground terminals and DAP facilities. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.

Breach of our system security measures or loss of our secure facility clearance and accreditation could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business, including our U.S. Government contracts.

Our business and our reputation could be negatively impacted by cyber attacks, other security breaches and other disruptions. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our ImageLibrary. In addition, our business is becoming increasingly web-based, allowing our customers to access and take delivery of imagery from our ImageLibrary over the Internet. From time to time, we have experienced computer viruses and other forms of third party attacks on our systems that, to date, have not had a material adverse effect on our business. We cannot assure you, however, that future attacks will not materially adversely affect our business. Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third party access or other problems caused by third parties. Because the techniques used to obtain unauthorized access, or to otherwise infect or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may also need to expend significant resources to protect against security breaches. If unauthorized parties gain access to our information or our systems, they may be able to misappropriate assets or sensitive information (e.g., customer information), cause interruption in our operations, cause the loss of imagery from our Image Library, corrupt data or computers, or otherwise damage our reputation and business. In addition, a security breach that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries within which we do business.

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

If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. We cannot assure you that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it would significantly impact our business, prospects and profitability.

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

Additionally, our review of satellite lives could extend or shorten the depreciable lives of our satellites, which would have an impact on the depreciation we recognize, as well as certain deferred revenue, which is tied to the life of the satellites. Furthermore, we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that our satellites will maintain their prescribed orbits or remain operational.

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

New satellites are subject to construction and launch delays, launch failures,  damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.

Delays in the construction of WorldView-4 and other future satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite due to a launch failure would delay and potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, we may not be able to accommodate affected customers with our other satellites until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Any launch delay, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

Limited insurance coverage, pricing and availability may prevent us from obtaining insurance to cover all risks of loss.

We intend to insure certain satellites in our constellation to the extent that insurance remains available at acceptable premiums. The insurance proceeds received in connection with a partial or total impairment of the functional capacity of any of our satellites would not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry. As of December 31, 2015, we maintained an aggregate of  $730.0 million of insurance coverage on our WorldView-1, WorldView-2, WorldView-3, and GeoEye-1 satellites for the policy period from October 2015 to October 2016. In 2015, we did not insure our IKONOS or QuickBird satellites against functional capacity impairment, given the stage of their useful lives. We maintained $431.0 million of insurance for our WorldView-4 satellite, which is currently under construction, for the policy period from May 2015 to May 2018.

The price and availability of insurance have fluctuated significantly since we began offering commercial services in 2001. Although we have historically been able to obtain insurance coverage for our in-orbit satellites, we cannot guarantee that we will be able to do so in the future. We intend to maintain insurance for our operating satellites, however, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

We are highly dependent upon our ImageLibrary and our failure or inability to protect and maintain the Earth- imagery content stored in our ImageLibrary could have a material adverse effect on our business, financial condition and results of operations.

Our operations depend upon our ability to maintain and protect our Earth-imagery content and our ImageLibrary against damage that may be caused by fire and other natural disasters, power failures, telecommunications failures, terrorist attacks, unauthorized intrusion, computer viruses, equipment malfunction or inadequacy, firewall breach or other events. The satellite imagery content we collect is downloaded directly to our facilities and then stored in our ImageLibrary for sale to customers. We back up our imagery and permanently store it with a third party data storage provider. Notwithstanding precautions we have taken to protect our ImageLibrary, there can be no assurance that a natural disaster or other event would not result in a prolonged interruption in our ability to provide access to or deliver imagery from our ImageLibrary to our customers. The temporary or permanent loss or disruption of access to our ImageLibrary could impair our ability to supply current and future customers with imagery content, have a negative impact on our revenue and cause harm to our reputation. Any impairment in our ability to supply our customers with imagery content could affect our ability to retain or attract customers, which would have a material adverse effect on our business, financial condition and results of operations.

The market may not accept our imagery products and services. You should not rely upon our historic growth rates as an indicator of future growth.

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery and related products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our imagery, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations. We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our prospects, financial condition and results of operations could be materially and adversely affected.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by conditions in the global capital markets and the economy, both in the U.S. and internationally. The Company’s business may be materially and adversely impacted by changes in United States or global economic conditions including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

Our international business exposes us to risks relating to increased regulation, currency fluctuations, and political or economic instability in foreign markets, which could adversely affect our revenue.

In 2015, approximately 28.9% of our revenue was derived from international sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the United States and a particular foreign country; increases in tariffs and taxes and other trade barriers; changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers and affect their budgets; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions. These risks are beyond our control and could have a material and adverse effect on our business.

We depend upon our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would seriously harm our business.

Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical, sales, marketing and managerial personnel. The loss of one or more of our senior management personnel could result in the loss of knowledge, experience and technical expertise within the satellite imagery sector, which would be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the commercial high-resolution Earth imagery industry is intense. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Additionally, our ability to effectively manage change of people and/or processes within the organization could negatively impact our ability to deliver on the objectives and plans of the Company.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. For example, we have recently undertaken restructuring plans intended to reduce global headcount, rationalize our real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and implement other efficiency initiatives. We cannot be certain that we will be able to complete these initiatives as planned or without business interruption, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

Risks Related to Acquisitions

Acquisitions could result in adverse impacts on our operations and in unanticipated liabilities and we may be unable to successfully integrate acquired companies.

To integrate acquired businesses we must implement our management information systems, operating systems and internal controls and assimilate and manage the personnel of the acquired operations. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Also, the integration of acquired businesses may require that we incur significant restructuring charges. Acquisitions involve numerous risks and challenges, including: diversion of management’s attention from the normal operation of our business; potential loss of key employees and customers of the acquired companies; disruption of business relationships with current customers; uncertainties that may impair our ability to attract, retain and motivate key personnel; difficulties managing and integrating operations; the potential for deficiencies in internal controls at acquired companies; increases in our expenses and working capital requirements; and exposure to unanticipated liabilities of acquired companies.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We have acquired other companies and may not realize all the economic benefit from those acquisitions, which could cause an impairment of our goodwill or intangible assets. We review goodwill and our amortizable intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant non-cash charge in our consolidated financial statements in the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

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

International Registration and Approvals. The use of the satellite frequency spectrum internationally is subject to the rules and requirements of the ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground terminals within such countries. The FCC has coordinated the operations for each of our satellites pursuant to the ITU requirements. Coordination of our satellites with other satellite systems is required by the ITU to help prevent harmful frequency interference from or into existing or planned satellite operations. We do not expect significant issues relating to the coordination of our satellites due to the nature of satellite imaging operations.

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

In connection with our acquisition of GeoEye, on January 31, 2013, we entered into a seven-year $550.0 million senior secured term loan facility due February 1, 2020 (the “Term Loan”), a five-year $150.0 million senior secured revolving credit facility due February 1, 2018 (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”) and issued $600.0 million of 5.25% senior notes due February 1, 2021 (the “Senior Notes”), the proceeds of which, along with cash on hand, were used to pay the cash consideration under the merger agreement, to refinance certain of our debt and GeoEye’s outstanding debt assumed in the business combination and pay fees and expenses related to the transactions. Our indebtedness could have several consequences, including: increasing our vulnerability to adverse economic, industry or competitive developments; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, return of capital to shareholders through our share repurchase program, and future business opportunities; restricting us from making strategic acquisitions;  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our 2013 Credit Facility and Senior Notes contain a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets and enter into sale and leaseback transactions.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under our 2013 Credit Facility and Senior Notes could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. As of December 31, 2015, our total indebtedness was $1,134.9 million. Our balance as of December 31, 2015 was $1,109.9 million which was net of discounts and issuance costs of $25.0 million and represented 47.1% of our total capitalization. Our indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal, interest or other amounts due with respect to our indebtedness.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, volatile. Factors that could contribute to the volatility of our stock include, but are not limited to: termination or expiration of one or more of our key contracts, or a change in scope or purchasing levels under one or more of our contracts, including the EnhancedView Contract, our DAP contracts or other large contracts; unfounded rumors and leaks of information, or formal announcements regarding federal budget cuts, including, but not limited to, reduction in budgets affecting the Department of Defense; failure of our satellites to operate as designed; loss or damage to any of our satellites; changes in U.S. or foreign governmental regulations or in the status of our regulatory approvals, clearances or future applications; our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments; changes in the availability of insurance; changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock; changes in our published forecast of future results of operations; fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; success of competitive products and services; changes in our capital structure, such as future issuances or repurchases of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt; investors’ general perception of us, including any perception of misuse of sensitive information; changes in general global economic and market conditions; changes in industry conditions; business disruptions, costs and future events related to shareholder activism, and changes in regulatory and other dynamics.

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

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016. The approval increased the total authorized amount under the program to $335.0 million. The stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures which could adversely affect our financial performance. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The properties used in our operations consist principally of production facilities, administrative and executive offices, and remote ground terminals. As of December 31, 2015, we leased or owned approximately 790,000 square feet of office and operations space. This space includes our principal production facilities, administrative and executive offices in Westminster, Colorado; Longmont, Colorado; Thornton, Colorado; and Herndon, Virginia. We also lease a data center and have smaller administrative offices and sales offices located in the United States and internationally.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “DGI” since our initial public offering in May 2009. The following table sets forth, for the periods indicated, the high and low sales prices in dollars on the NYSE for our common stock based on daily trading prices.

	High	Low
2015
Fourth Quarter	$22.22	$12.41
Third Quarter	28.32	17.78
Second Quarter	35.70	27.59
First Quarter	35.91	26.85

2014
Fourth Quarter	$31.79	$23.85
Third Quarter	31.82	26.08
Second Quarter	34.61	26.02
First Quarter	43.13	27.86

At February 18, 2016, there were approximately 243 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Performance Measurement Comparison of Stockholder Return

The graph below compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return of the S&P Composite 500 Stock Index, the Russell 2000, and our peer group for the period from December 31, 2010 through December 31, 2015. It assumes $100 was invested at market close on December 31, 2010 and that any dividends have been reinvested.

Our peer group in 2015 and 2014 consisted of Acxiom Corporation, Advisory Board Company, comScore, Inc., Corporate Executive Board Company, CoStar Group Inc., FactSet Research Systems, Inc., Fair Isaac Corporation, FLIR Systems, Inc., Forrester Research, Inc., Gartner, Inc., IHS, Inc., Iridium Communications, Inc., KEYW Holding Corporation, Kratos Defense & Security Solutions, NeuStar, Inc., Orbital Sciences Corporation (included through February 9, 2015 when it was acquired by Alliant Techsystems), Qlik Technologies, Inc., Trimble Navigation Limited, Verisk Analytics, Inc., and ViaSat, Inc.

Total Return Analysis	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
DigitalGlobe, Inc.	$100.00	$53.96	$77.07	$129.77	$97.67	$49.39
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	103.50	118.67	163.69	160.25	165.78

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of DigitalGlobe, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

Dividends

Since inception, we have not declared or paid any cash dividends on our common stock and do not currently anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, for our stock repurchase program and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be subject to restrictive covenants contained in our financing facilities and dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, capital requirements and other factors. For detail concerning dividends declared or paid on our Series A convertible preferred stock,  please see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016. The approval increased the total authorized amount under the program to $335.0 million. As of December 31, 2015, we have repurchased 8,962,786 shares, or $219.6 million, at an average purchase price of $24.50 per share. The amount purchased to date and the average share price for repurchases includes broker transaction fees. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management. The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice.

The Company amended its 2013 Credit Facility on December 21, 2015 for additional flexibility to continue its share repurchase program and to increase the threshold for certain mandatory debt repayments. Refer to Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail.

Share repurchase activity during the quarter ended December 31, 2015 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
October 1, 2015 to October 31, 2015	—	—
November 1, 2015 to November 30, 2015	2,274,692	16.73
December 1, 2015 to December 31, 2015	385,510	15.45
Total	2,660,202	$16.54	8,962,786	$115,606,065

(1)	Excludes broker transaction fees and commissions

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited Consolidated Financial Statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto in Items 7 and 8, respectively, of this report.

Summary Financial Data

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013(1)	2012	2011
Revenue	$702.4	$654.6	$612.7	$421.4	$339.5
Income (loss) before income taxes	32.5	25.4	(105.8)	65.9	(46.0)
Net income (loss)	23.3	18.5	(68.3)	39.0	(28.1)
Net income (loss) available to common shareholders	18.5	13.9	(71.9)	39.0	(28.1)
Earnings (loss) per share:
Basic	$0.26	$0.19	$(1.00)	$0.85	$(0.61)
Diluted	$0.26	$0.18	$(1.00)	$0.84	$(0.61)
Total assets	2,925.1	3,071.2	3,137.5	1,577.2	1,451.6
Long-term debt obligations, including capital leases	1,118.7	1,116.6	1,115.3	483.3	486.6
Stockholders’ equity	1,248.1	1,353.5	1,383.3	539.4	487.4

(1)

On January 31, 2013, the Company completed its acquisition of 100% of the outstanding common stock of GeoEye, a provider of geospatial intelligence solutions. The results of GeoEye’s operations were included in the Company’s consolidated financial results beginning on the acquisition date.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DigitalGlobe is a leading global provider of high-resolution Earth-imagery products and services sourced from our own advanced satellite constellation and third-party providers. Our imagery solutions support a wide variety of users in defense and intelligence, civil agencies, mapping and analysis, environmental monitoring, oil and gas exploration, infrastructure management, Internet portals, and navigation technology. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

Our principal customers include U.S. and foreign governments, LBS providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution Earth imagery commercially available, containing more than 6.4 billion square kilometers of imagery, an area the equivalent of 43 times the landmass of the Earth, accumulated since 1999. As of December 31, 2015, our collection capacity capability was approximately 1.37 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the Earth’s land surface area, and offers intraday revisit around the globe.

2015 Highlights

Share Repurchase Program

In October 2015, the Company’s Board of Directors increased authorized share repurchases of the Company’s outstanding common stock to $335.0 million through December 31, 2016. As of December 31, 2015, we have repurchased a total of 8,962,786 shares at an average purchase price of $24.50 per share, for a total of $219.6 million under the program. Refer to “Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for further detail.

Re-engineering and Restructuring Plans

In February 2015, the Company initiated a re-engineering and restructuring plan intended to improve our operational efficiency. The Company expects to incur approximately $12.0 million of the originally anticipated $15.0 million as a result of these efforts, which include restructuring charges to reduce global headcount and rationalize our real estate footprint, and other re-engineering charges to realize efficiencies from reducing headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. The decrease in expected spend results primarily from lower than anticipated lease termination fees associated with the consolidation of our real estate footprint. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the first quarter of 2016.

In October 2015, the Company initiated a separate re-engineering and restructuring plan, in which the Company may incur up to an additional $18.0 million in an effort to further reduce global headcount, rationalize its real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and undertake other efficiency initiatives. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the fourth quarter of 2016.

The benefits realized from these plans may be partially offset by higher operating costs associated with growth in our business. The following table summarizes costs incurred and those that we expect to incur under each plan as of December 31, 2015:

	February 2015 Plan			October 2015 Plan
		Expected			Expected
(in millions)	Incurred	Remaining	Total	Incurred	Remaining	Total
Restructuring charges	$6.8	$0.2	$7.0	$2.2	$7.8	$10.0
Other re-engineering charges	3.8	1.2	5.0	1.4	6.6	8.0
Total	$10.6	$1.4	$12.0	$3.6	$14.4	$18.0

Recent Satellite Developments

We continue to make certain necessary enhancements to our WorldView-4 satellite, and intend to launch the satellite in the third quarter of 2016 for additional capacity as a result of anticipated incremental growth opportunities. We continue to receive early contractual agreements and letters of intent for direct access capacity from international defense and intelligence customers. We anticipate that these pre-launch commitments will generate incremental revenue in 2017, when the satellite is expected to begin commercial operations.

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following tables summarize our results of operations:

	For the year ended December 31,
(in millions)	2015	2014	2013
U.S. Government revenue	$447.6	$395.3	$358.1
Diversified Commercial revenue	254.8	259.3	254.6
Total revenue	702.4	654.6	612.7
Cost of revenue, excluding depreciation and amortization	144.9	160.4	175.3
Selling, general and administrative	207.0	221.5	257.3
Depreciation and amortization	280.7	239.7	224.8
Restructuring charges	9.0	1.1	40.1
Income (loss) from operations	60.8	31.9	(84.8)
Interest expense, net	(29.0)	(7.1)	(3.4)
Loss from early extinguishment of debt	—	—	(17.8)
Other income, net	0.7	0.6	0.2
Income (loss) before income taxes	32.5	25.4	(105.8)
Income tax (expense) benefit	(9.2)	(6.9)	37.5
Net income (loss)	$23.3	$18.5	$(68.3)

The following table summarizes our results of operations as a percentage of total revenue:

	For the year Ended December 31,
	2015	2014	2013
U.S. Government revenue	63.7%	60.4%	58.4%
Diversified Commercial revenue	36.3	39.6	41.6
Total revenue	100.0	100.0	100.0
Cost of revenue, excluding depreciation and amortization	20.5	24.5	28.6
Selling, general and administrative	29.5	33.8	42.0
Depreciation and amortization	40.0	36.6	36.7
Restructuring charges	1.3	0.2	6.5
Income (loss) from operations	8.7	4.9	(13.8)
Interest expense, net	(4.1)	(1.1)	(0.6)
Loss from early extinguishment of debt	—	—	(2.9)
Other income, net	—	0.1	—
Income (loss) before income taxes	4.6	3.9	(17.3)
Income tax (expense) benefit	(1.3)	(1.1)	6.2
Net income (loss)	3.3%	2.8%	(11.1)%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and provision of other services to end users, resellers and partners. We have organized our sales leadership and marketing efforts around U.S. Government and Diversified Commercial customer groups.

U.S. Government

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
U.S. Government Revenue:
EnhancedView SLA	$337.1	$254.7	$227.3	32.4%	12.1%
Other revenue and value-added services	95.4	117.7	105.3	(18.9)	11.8
Amortization of pre-FOC payments related to NextView	15.1	22.9	25.5	(34.1)	(10.2)
Total	$447.6	$395.3	$358.1	13.2%	10.4%

Direct and Reseller Sales:
Direct	99.9%	99.9%	99.6%	—%	0.3%
Reseller and Partner	0.1	0.1	0.4	—	(75.0)
Total	100.0%	100.0%	100.0%	—%	—%

U.S. Government revenue consists primarily of the EnhancedView SLA, other revenue and value-added services, and amortization of pre-FOC payments related to the NextView agreement with the NGA. The NGA purchases our imagery products and services on behalf of various U.S. Government entities, including the military and other agencies. Other U.S. defense and intelligence customers, including contractors, purchase value-added services with our imagery. Our U.S. Government customers focus on image quality, including resolution, accuracy, spectral diversity, frequency of area revisit, coverage, and availability of certain amounts of our capacity, as they integrate our products and services into their operational planning. Revenue is generated largely from service level agreements, tasking orders and sales of imagery from our ImageLibrary, in addition to sales of geospatial analytic products and expert services that obtain insight from our imagery. We sell to the U.S. Government primarily through direct sales.

U.S. Government revenue increased $52.3 million, or 13.2%,  from 2014 to 2015. EnhancedView SLA revenue increased as a result of WorldView-3 becoming fully operational on October 1, 2014, which increased constellation capacity made available to the NGA. Other revenue and value-added services declined primarily due to a decrease in non-cash amortization of Global EGD deferred revenue. The decrease in the non-cash amortization of pre-FOC payments related to NextView resulted from the extension of the period over which these payments are amortized to reflect the fourth quarter of 2014 extension of the useful life of WorldView-1.

U.S. Government revenue increased $37.2 million, or 10.4%,  from 2013 to 2014. EnhancedView SLA revenue increased as a result of WorldView-3 becoming fully operational on October 1, 2014, which increased constellation capacity made available to the NGA. Other revenue and value-added services increased primarily due to expanded services under Global EGD. The decrease in the non-cash amortization of pre-FOC payments related to NextView resulted from the extension of the period over which these payments are amortized to reflect the fourth quarter of 2014 extension of the useful life of WorldView-1.

Diversified Commercial

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Diversified Commercial Revenue:
DAP	$120.6	$111.3	$100.8	8.4%	10.4%
Other diversified commercial	134.2	148.0	153.8	(9.3)	(3.8)
Total	$254.8	$259.3	$254.6	(1.7)%	1.8%

U.S and International Sales:
U.S.	$51.8	$61.5	$65.7	(15.8)%	(6.4)%
International	203.0	197.8	188.9	2.6	4.7
Total	$254.8	$259.3	$254.6	(1.7)%	1.8%

Direct and Reseller Sales:
Direct	73.2%	75.7%	70.9%	(3.3)%	6.8%
Reseller and Partner	26.8	24.3	29.1	10.3	(16.5)
Total	100.0%	100.0%	100.0%	—%	—%

Diversified Commercial consists of the following types of customers: DAP, international civil government, LBS, energy, other international defense and intelligence, and other industry verticals. We sell products and services to these customers throughout the world both directly and through resellers. We have DAP agreements in 10 countries, earning revenue from sales of DAP facilities and from service fees to access our satellite constellation. Other diversified commercial customers use our content for mapping, monitoring, analysis and planning activities.

Diversified Commercial revenue decreased $4.5 million, or 1.7%, from 2014 to 2015. DAP revenue increased from additional image deliveries and access minutes to meet customer demands, primarily driven by multiple crises in the Middle East. Other diversified commercial decreased as a result of lower LBS revenue and the impact of the strong U.S. dollar on certain of our non-U.S. customers.

Diversified Commercial revenue increased $4.7 million, or 1.8%, from 2013 to 2014. DAP revenue increased primarily due to the impact of activating additional direct access customers. Other diversified commercial decreased primarily due to lower revenue from customers in Russia of $14.5 million and a one-time data delivery in 2013 totaling $5.9 million, partially offset by growth within our energy vertical.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Labor and labor-related costs	$62.8	$68.7	$71.5	(8.6)%	(3.9)%
Facilities, subcontracting and equipment costs	66.4	71.0	79.2	(6.5)	(10.4)
Consulting and professional fees	5.2	5.9	10.2	(11.9)	(42.2)
Other direct costs	10.5	14.8	14.4	(29.1)	2.8
Total	$144.9	$160.4	$175.3	(9.7)%	(8.5)%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue decreased $15.5 million, or 9.7%, from 2014 to 2015. Labor and labor-related costs decreased primarily from lower headcount in connection with our restructuring efforts and a reduction in incentive compensation due to lower than expected revenue growth. Facilities, subcontracting and equipment costs decreased primarily as a result of our re-engineering and restructuring efforts and a net decrease in remote ground terminal service fees impacted by negotiation of lower contract rates, which were partially offset by an increase in fees following the launch and commissioning of WorldView-3. The decrease in other direct costs was impacted by aerial imagery, which is amortized on an accelerated basis and consists of costs associated with previously purchased aerial imagery.

Cost of revenue decreased $14.9 million, or 8.5%, from 2013 to 2014. Labor and labor-related costs decreased primarily as a result of our restructuring efforts, partially offset by an additional month of expenses for employees assumed in connection with the GeoEye acquisition totaling $3.2 million. Facilities, subcontracting and equipment costs decreased primarily due to the consolidation of ground terminals and related telecommunication contracts in connection with the GeoEye acquisition, partially offset by an additional month of expense associated with the remaining ground terminals acquired totaling $2.0 million. Consulting and professional fees decreased primarily due to reduced services needed to support the integration of GeoEye.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses:

	For the year ended December 31,			Percentage change
				2015 vs.		2014 vs.
($ in millions)	2015	2014	2013	2014		2013
Acquisition costs	$—	$—	$20.6	*	%	*	%
Labor and labor-related costs	116.9	128.4	120.8	(9.0)		6.3
Consulting and professional fees	34.5	44.6	63.5	(22.6)		(29.8)
Rent and facilities	16.3	11.4	14.6	43.0		(21.9)
Computer hardware and software	14.8	14.4	12.0	2.8		20.0
Satellite insurance	11.2	9.8	12.4	14.3		(21.0)
Other costs	13.3	12.9	13.4	3.1		(3.7)
Total	$207.0	$221.5	$257.3	(6.5)%		(13.9)%

* Not meaningful

Selling, general and administrative expenses decreased $14.5 million, or 6.5%, from 2014 to 2015. Labor and labor-related costs decreased primarily from lower headcount in connection with our restructuring efforts and a reduction in incentive compensation due to lower than expected revenue growth. Consulting and professional fees decreased primarily from our re-engineering and restructuring efforts. The increase in rent and facilities represents costs associated with our new headquarters. Satellite insurance increased as a result of a full year of WorldView-3 insurance, partially offset by a decrease in premiums to insure our other in-orbit satellites.

Selling, general and administrative expenses decreased $35.8 million, or 13.9%, from 2013 to 2014. Acquisition costs were incurred in 2013 as part of the GeoEye acquisition. Labor and labor-related costs increased primarily due to $3.4 million in non-combination related severance expenses,  an additional month of expenses for employees assumed in connection with the GeoEye acquisition totaling $2.5 million, and higher headcount, including contractor conversions, to support growth in our business. Consulting and professional fees decreased primarily due to reduced services needed to support the integration of GeoEye. Rent and facilities decreased primarily due to the consolidation of facilities and related telecommunication contracts following our acquisition of GeoEye. Computer hardware and software increased primarily from an additional month of expenses associated with the GeoEye acquisition. The decrease in satellite insurance is primarily due to a reduction in rates to insure our in-orbit satellites, partially offset by WorldView-3 launch insurance expense.

Depreciation and Amortization

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Depreciation and amortization	$280.7	$239.7	$224.8	17.1%	6.6%

Depreciation and amortization increased $41.0 million, or 17.1%, from 2014 to 2015 primarily due to higher depreciation expense of $42.4 million following the launch and commissioning of WorldView-3 in the fourth quarter of 2014 and a $17.6 million increase in hardware and software expense primarily from assets placed into service in 2015, partially offset by a $21.4 million decrease in depreciation expense as a result of the fourth quarter of 2014 extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Depreciation and amortization increased $14.9 million, or 6.6%, from 2013 to 2014 primarily due to higher depreciation expense of $14.1 million following the launch and commissioning of WorldView-3 and an additional month of expense for property, equipment and intangible assets assumed in the GeoEye acquisition totaling $7.1 million, partially offset by a $7.2 million decrease in expense as a result of the extension of the fourth quarter of 2014 extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Restructuring Charges

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Restructuring charges	$9.0	$1.1	$40.1	*	*

In 2015, the Company initiated two restructuring plans intended to improve our operational efficiency. Under the restructuring plans, the Company has and expects to continue to reduce global headcount and rationalize its real estate footprint. Restructuring charges incurred in 2015 relate to these plans. Refer to Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail.

Restructuring charges in 2013 and 2014 were incurred in conjunction with our acquisition of GeoEye to optimize our operational efficiency by realigning our infrastructure with customer demand. These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems, and other exit costs.

Interest Expense, net

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Interest expense, net	$(29.0)	$(7.1)	$(3.4)	*	108.8%

Our interest charges are primarily associated with borrowings used to finance construction of our satellites, which are capitalized as a cost of satellite construction.

Interest expense, net of capitalized interest of $30.5 million, increased $21.9 million from 2014 to 2015 primarily as a result of the capitalization of 51.0% of interest to capital projects in 2015 compared to 87.8% in 2014. We ceased capitalizing interest on the cost basis of WorldView-3 following its launch and commissioning on October 1, 2014, and we did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage from December 2014 until mid-March 2015.

Interest expense, net of capitalized interest of $52.5 million, increased $3.7 million, or 108.8%, from 2013 to 2014 primarily as a result of the capitalization of 87.8% of interest to capital projects in 2014 compared to 93.4% in 2013.

Loss from Early Extinguishment of Debt

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Loss from early extinguishment of debt	$—	$—	$(17.8)	*	*

In connection with the acquisition of GeoEye, we entered into the 2013 Credit Facility, issued Senior Notes and retired our previous credit facility. We recorded a loss of $17.8 million during 2013 due to the write-off of $12.8 million of unamortized deferred financing fees and debt discount associated with the previous credit facility, in addition to the incurrence of $5.0 million of fees paid in connection with the 2013 Credit Facility and Senior Notes.

Income Tax (Expense) Benefit

	For the year ended December 31,			Percentage change
				2015 vs.	2014 vs.
($ in millions)	2015	2014	2013	2014	2013
Income tax (expense) benefit	$(9.2)	$(6.9)	$37.5	33.3%	*

Income tax expense increased $2.3 million, or 33.3%, from 2014 to 2015 primarily due to higher current year pre-tax income. In 2015, we had an overall effective tax rate of 28.3%. The effective tax rate differed from the statutory federal rate of 35% primarily due to federal research and development credits.

Income tax benefit decreased $44.4 million from 2013 to 2014 principally due to pre-tax profits generated in 2014 compared to a pre-tax loss reported in 2013. In 2014, we had an overall effective tax rate of 27.3%. The effective tax rate differed from the statutory federal rate of 35.0% primarily due to the release of a $2.4 million uncertain tax position reserve upon completion of an IRS examination.

Backlog

The following table represents our backlog as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Next 12	Life of	Next 12	Life of
(in millions)	Months	Contracts	Months	Contracts
U.S. Government:
EnhancedView SLA	$337.1	$1,572.9	$337.1	$1,910.0
Other revenue and value-added services	51.5	107.5	71.1	141.8
Amortization of pre-FOC payments related to NextView	15.1	73.6	15.1	88.7
Total U.S. Government	403.7	1,754.0	423.3	2,140.5

Diversified Commercial:
DAP	80.8	367.2	34.7	86.9
Other Diversified Commercial	68.5	93.8	85.6	130.4
Total Diversified Commercial	149.3	461.0	120.3	217.3

Total Backlog	$553.0	$2,215.0	$543.6	$2,357.8

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

The EnhancedView SLA is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. In July 2015, the NGA exercised its renewal option for year six under the EnhancedView SLA through August 31, 2016. Although the NGA may terminate the contract at any time and is not obligated to exercise any of the remaining four renewal options, we include the full remaining term in backlog. While funding contains an inherent level of uncertainty, we believe it is the NGA’s intention to exercise the remaining options, subject only to annual Congressional appropriation of funding and the federal budget process.

Other revenue and value-added services primarily include the Global EGD program under the EnhancedView Contract and various other products and services provided to the NGA.

The amortization of pre-FOC payments related to our NextView agreement with the NGA is recognized over the expected useful life of WorldView-1. The recognition of this revenue has no effect on our ability to generate additional revenue from the usage of the satellite, and we do not consider it a reduction in our capacity to generate additional sales. Beginning in the fourth quarter of 2014, the period of recognition was extended to reflect the extension of the useful life of WorldView-1 by 2.5 years, to the fourth quarter of 2020, and the remaining deferred revenue balance will be recognized over the longer remaining term on a prospective basis. This change reduced the recognition of NextView revenue by $10.4 million annually.

Amounts committed under DAP agreements for the next twelve months increased primarily as a result of the timing of contract renewals. Other diversified commercial backlog decreased primarily due to the elimination of minimum commitments under certain customer contracts. As a result, year over year changes in backlog for the next twelve months are not necessarily indicative of revenue expected to be recognized in 2016. DAP commitments over the life of contracts increased primarily as a result of early contractual agreements on our WorldView-4 satellite and increased customer commitments on our WorldView-3 satellite.

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

Balance Sheet Measures

Total assets of $2,925.1 million decreased $146.1 million, or 4.8%, from 2014 to 2015 primarily due to a $94.5 million decrease in property, plant and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to WorldView-4, leasehold improvements associated with our new headquarters and various other infrastructure projects, in addition to a $42.8 million decrease in accounts receivable, net, primarily due to a one-time additional payment received from the NGA totaling $25.0 million based upon contract terms, and improved customer collections. These decreases were partially offset by an $8.3 million increase in cash and cash equivalents primarily from the step-up of EnhancedView SLA payments and improved customer collections, partially offset by cash used in connection with our share repurchase program.

Total liabilities of $1,677.0 million decreased $40.7 million, or 2.4%, from 2014 to 2015 primarily due to a $61.8 million decrease in deferred revenue resulting from current year recognition of U.S. government revenue, partially offset by a $26.7 million increase in other liabilities primarily related to a tenant improvement allowance and capital lease obligation associated with our new headquarters.

Liquidity and Capital Resources

As of December 31, 2015, we had $126.1 million in cash and cash equivalents. The Company’s cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations. Additionally, as of December 31, 2015, we had $150.0 million available for borrowing under our Revolving Credit Facility.

Our primary liquidity and capital requirements are for satellite construction and maintenance, working capital, our share repurchase program, and general corporate needs. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next twelve months. If the U.S. Government, our largest customer, was not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next twelve months. Furthermore, we believe we are adequately reserved for receivables denominated in U.S. dollars from foreign customers experiencing fluctuations in the value of foreign currencies.

We maintain a strong focus on liquidity, and do not anticipate significant changes to our existing capital structure. At December 31, 2015, we were in compliance with our debt covenants, and expect compliance with our covenants to continue.

In summary, our cash flows were:

	For the year ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$23.3	$18.5	$(68.3)
Non-cash items	331.3	278.0	249.4
Changes in working capital	(24.9)	(71.6)	(68.8)
Net cash provided by operating activities	329.7	224.9	112.3
Net cash used in investing activities	(169.9)	(264.6)	(794.5)
Net cash (used in) provided by financing activities	$(151.5)	$(71.6)	$665.1

Operating Activities

Our largest source of cash provided by operations is revenue generated by sales of satellite imagery products and services. We also generate cash through sales of geospatial analytic products and expert services to obtain insight from our imagery. The primary uses of cash from our operating activities include payments for labor and labor-related costs, costs associated with operating our ground terminals, construction of DAP facilities, interest on our long-term debt, and other general corporate expenditures. Our sources and uses for cash flows from operations will likely remain consistent through 2016, though we expect our working capital needs to decrease in future periods through benefits realized from our restructuring plans. These benefits may, however, be partially offset by higher operating costs associated with growth in our business.

Cash provided by operating activities increased $104.8 million from 2014 to 2015, primarily due to increased net income adjusted for non-cash items, including depreciation and amortization, and a net increase in cash from changes in working capital, primarily driven by accounts receivable, accounts payable, and deferred revenue. Working capital was impacted by a one-time additional payment received from the NGA totaling $25.0 million based upon contract terms, and tenant improvement reimbursements totaling $20.3 million associated with our new headquarters.

Cash provided by operating activities increased $112.6 million from 2013 to 2014 primarily due to an increase in net income adjusted for non-cash items, including depreciation and amortization, which was principally due to costs incurred in 2013 in connection with our acquisition of GeoEye.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment, including assets under construction, as well as business acquisitions. The majority of our capital expenditures for 2015 and those planned for 2016 are for satellite construction and maintenance costs. We expect to make capital expenditures on our WorldView-4 satellite until its completion and launch, which we anticipate to be in the third quarter of 2016. We will begin to replace the combined capacity of WorldView-1 and WorldView-2 in either 2017 or 2018, depending on capacity utilization, the projected lives of our in-orbit satellites at that time, and the needs of our customers. We anticipate an approximate four- year build cycle for a total cost not to exceed $600 million, excluding capitalized interest.

Cash used in investing activities decreased $94.7 million from 2014 to 2015 due to a decrease in capital expenditures primarily resulting from placing our WorldView-3 satellite into service in October 2014, in addition to the acquisition of Spatial Energy, net of cash acquired, in the first quarter of 2014. As of December 31, 2015, we have incurred $163.4 million in capital expenditures, which includes capitalized interest of $32.1 million and a tenant improvement allowance of $20.3 million associated with our new headquarters.

Cash used in investing activities decreased $529.9 million from 2013 to 2014 principally due to the 2013 acquisition of GeoEye, net of cash acquired, totaling $524.0 million and a $53.1 million decrease in capital expenditures primarily resulting from placing our WorldView-3 satellite into service in October 2014. These decreases were partially offset by the 2014 acquisition of Spatial Energy, net of cash acquired, totaling $35.7 million.

Financing Activities

Cash used in financing activities consists primarily of stock buybacks as part of our share repurchase program, principal payments made on our long-term debt, proceeds from stock option exercises and preferred stock dividend payments. We expect these cash usage trends to remain consistent in 2016, with stock buybacks continuing to be a significant expenditure. In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016, increasing the total authorized amount under the program to $335.0 million. As of December 31, 2015, approximately $115.6 million of shares may be purchased under the program.

Cash used in financing activities increased $79.9 million from 2014 to 2015 primarily as a result of our share repurchase program.

Cash provided by financing activities decreased $736.7 million from 2013 to 2014 principally due to the 2013 debt refinancing in connection with our acquisition of GeoEye and our share repurchase program initiated in 2014.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The following represents our contractual obligations as of December 31, 2015:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
($ in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations, including capital leases	$1,407.7	$65.0	$128.8	$611.3	$602.6
Operating leases	146.5	11.9	24.7	23.3	86.6
Other contractual obligations	245.7	71.1	29.6	26.4	118.6
Total	$1,799.9	$148.0	$183.1	$661.0	$807.8

Long-term debt obligations represent principal and interest payments to be made over the lives of our Term Loan and Senior Notes. Refer to Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail. Capital lease obligations were primarily incurred in connection with our new headquarters. Our operating leases are primarily for office space in the United States. We generally believe leasing office space is more cost-effective than purchasing real estate for our existing operating locations. Other contractual obligations are remaining amounts due on long-term contracts primarily relating to the construction of our WorldView-4 satellite, including the launch vehicle, and operational commitments related to our remote ground terminals, in addition to our obligation to provide equity financing to the Vricon joint venture to the extent third-party financing is not obtained.

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

Non-U.S. GAAP Financial Measures

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	For the year ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$23.3	$18.5	$(68.3)
Depreciation and amortization	280.7	239.7	224.8
Interest expense, net	29.0	7.1	3.4
Income tax expense (benefit)	9.2	6.9	(37.5)
EBITDA	342.2	272.2	122.4
Restructuring charges	9.0	1.1	40.1
Other re-engineering charges	5.2	—	—
Integration costs	—	12.9	29.2
Acquisition costs	—	—	20.6
Loss from early extinguishment of debt	—	—	17.8
Gain on disposition of subsidiary	(1.6)	—	—
Joint venture losses	0.9	—	—
Adjusted EBITDA	$355.7	$286.2	$230.1

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) as indications of financial performance or as alternatives to cash flow from operations as measures of liquidity. There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

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

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions, which are not indicative of future capital expenditure requirements. Adjusted EBITDA further adjusts EBITDA to exclude restructuring, other re-engineering, integration, acquisition costs, and loss from early extinguishment of debt, as these are non-core items.

Restructuring charges incurred in 2013 and 2014 are costs incurred to realize efficiencies from the acquisition of GeoEye, such as reducing excess workforce, consolidating facilities and systems, and relocating ground terminals. Restructuring charges incurred in 2015 relate to our re-engineering and restructuring plans announced in 2015, pursuant to which the Company has and expects to continue to reduce global headcount and rationalize our real estate footprint. Other re-engineering charges are associated with the re-engineering and restructuring plans announced in 2015 and represent costs incurred to realize efficiencies from reducing headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations as part of the GeoEye acquisition. Acquisition costs are costs incurred to effect the GeoEye acquisition, such as advisory, legal, accounting, consulting and other professional fees. Loss from early extinguishment of debt is related to the 2013 Credit Facility and Senior Notes, the proceeds of which were used to refinance our $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, and to fund the discharge and redemption of GeoEye’s $525.0 million senior secured notes that we assumed in the acquisition. Additionally, it excludes the gain on subsidiary disposition and joint venture losses because these are non-core items that are not related to our primary operations.

We use EBITDA and Adjusted EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of our overall assessment of our performance, and we do not place undue reliance on these non-GAAP measures as our only measures of operating performance. EBITDA and Adjusted EBITDA should not be considered as substitutes for other measures of financial performance reported in accordance with U.S. GAAP.

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the year ended December 31,
(in millions)	2015	2014	2013
Net cash flows provided by operating activities	$329.7	$224.9	$112.3
Net cash flows used in investing activities	(169.9)	(264.6)	(794.5)
Acquisition of businesses, net of cash acquired	—	35.7	524.0
Free cash flow	$159.8	$(4.0)	$(158.2)

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

The policies and estimates discussed in this section are considered critical because they had or could have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences could be material. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

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

As a result of the Company’s satellite life review in 2015, there were no changes to the estimated useful lives of our satellites for the year ended December 31, 2015. As a result of the Company’s satellite life review in 2014, the Company extended the useful lives of each of WorldView-1 and WorldView-2 to 13 years. The useful life extensions resulted in non-cash reductions to depreciation expense prospectively from October 1, 2014. Certain cash payments received in connection with our NextView contract prior to WorldView-1 being placed into service were deferred and are being recognized to revenue over the life of WorldView-1. The useful life extension of WorldView-1 lengthened the period over which this deferred revenue is being recognized.  Satellite useful lives are also used by the Company as a proxy for determining the estimated customer relationship period when evaluating the duration over which to amortize upfront fees in DAP contracts. In the event a DAP customer has access to multiple satellites under the same arrangement, the longest-lived satellite life is generally used. Therefore, any change in the estimated useful lives of our satellites would also impact upfront fee revenues and deferred contract costs on a prospective basis from the date of change. The extension of the life of WorldView-2 lengthened the period over which revenue is recognized on upfront fees and deferred contract costs are amortized.

Valuation of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are reviewed for impairment when events or circumstances warrant such a review. Indicators of impairment include, but are not limited to: a significant change in the extent or manner in which an asset is used; a significant adverse change in the operations of the Company’s satellites; a change in government spending or customer demand that could affect the value of the asset group; a significant decline in the observable market value of an asset group; or a significant adverse change in legal factors or in the business climate that could affect the value of the asset group.

Our satellite constellation and related assets, including satellites under construction, are evaluated as a single asset group whenever facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including the allocation of cash flows to assets or asset groups and, if required, an estimate of fair value for those assets or asset groups. There were no impairments of long-lived assets during the years ended December 31, 2015, 2014 or 2013.

Goodwill

Goodwill is tested annually for impairment as of October 1, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Factors that may result in an interim impairment test include, but are not limited to: a change in identified reporting units; an adverse change in business conditions; a prolonged decline in our stock price causing market capitalization to fall below book value; a significant adverse change in government spending or customer demand; or impairment of long-lived assets.

The Company’s market capitalization was below book value during the three months ended December 31, 2015, which generally coincided with the timing of our annual testing date. Accordingly, we performed a quantitative impairment test and determined that goodwill was not impaired. The Company determined fair value of its single reporting unit using a discounted cash flow analysis (“DCF”), which requires the use of significant judgments and estimates. The significant estimates and assumptions included: a) the amount and timing of future cash flows, which is largely based on the Company’s long range plan; b) working capital requirements; c) future capital expenditure requirements; d) estimation of a long-term growth rate; and e) the determination of an appropriate discount rate. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted average cost of capital, which takes into account the weights of each component of capital structure and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Based upon the valuation performed, the fair value of the Company’s single reporting unit exceeded its carrying value by 35%. In order to further assess the reasonableness of the calculated fair value, we corroborated the valuation with market-based information such as comparable public company trading values and values observed in business acquisitions. Those analyses supported our fair value determination.

There was no goodwill impairment recognized by the Company for the years ended December 31, 2015, 2014, or 2013.

Intangible Assets

Intangible assets are recorded at their fair value at the time of acquisition. Determining the fair value of an intangible asset may require the use of significant management estimates and assumptions, including expected future cash flows and discount rates. Management’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Recent and Pending Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our 2013 Credit Facility. The 2013 Credit Facility provides for a $550.0 million Term Loan and a $150.0 million Revolving Credit Facility. At the closing of the 2013 Credit Facility, we borrowed the full amount of the Term Loan. As of December 31, 2015, we had not drawn any amounts under the Revolving Credit Facility.

The Term Loan was amended on December 21, 2015 to give the Company additional flexibility to continue its share repurchase program and to increase the threshold for certain mandatory debt repayments. Prior to the amendment, borrowings under the Term Loan bore interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. Subsequent to the amendment, borrowings under the Term Loan bear interest at an adjusted LIBOR rate, plus a 3.75% margin subject to a 1.0% LIBOR floor. The margin will increase by 0.50% if the corporate rating of the Company is B1 or lower from Moody’s or B+ or lower from Standard & Poor’s. The Company also pays a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on our leverage ratio.

Based upon the amounts outstanding under the Term Loan as of December 31, 2015 and assuming that the Term Loan is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Term Loan of approximately $5.3 million. We may decide in the future to engage in various hedging transactions in order to hedge the interest rate risk under our 2013 Credit Facility but have not done so at this time.

We are exposed to various market risks that arise from transactions entered into in the normal course of business. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. We do not currently have any material foreign currency exposure. Our revenue contracts are primarily denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigitalGlobe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it presents its debt issuance costs in 2015.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 25, 2016

DigitalGlobe, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Revenue	$702.4	$654.6	$612.7
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	144.9	160.4	175.3
Selling, general and administrative	207.0	221.5	257.3
Depreciation and amortization	280.7	239.7	224.8
Restructuring charges	9.0	1.1	40.1
Income (loss) from operations	60.8	31.9	(84.8)
Interest expense, net	(29.0)	(7.1)	(3.4)
Loss from early extinguishment of debt	—	—	(17.8)
Other income, net	0.7	0.6	0.2
Income (loss) before income taxes	32.5	25.4	(105.8)
Income tax (expense) benefit	(9.2)	(6.9)	37.5
Net income (loss)	23.3	18.5	(68.3)
Preferred stock dividends	(4.0)	(4.0)	(3.6)
Net income (loss) less preferred stock dividends	19.3	14.5	(71.9)
Income allocated to participating securities	(0.8)	(0.6)	—
Net income (loss) available to common stockholders	$18.5	$13.9	$(71.9)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.26	$0.19	$(1.00)
Diluted earnings (loss) per share	$0.26	$0.18	$(1.00)
Weighted-average common shares outstanding:
Basic	71.0	74.9	71.8
Diluted	71.5	75.9	71.8

See accompanying notes to the Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Balance Sheets

	As of December 31,
(in millions, except par value)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$126.1	$117.8
Restricted cash	3.6	2.3
Accounts receivable, net of allowance for doubtful accounts of $2.8 and $0.5, respectively	90.8	133.6
Deferred contract costs	13.5	9.1
Prepaid and current assets	17.4	22.6
Deferred taxes (Note 11)	11.9	24.1
Total current assets	263.3	309.5
Property and equipment, net of accumulated depreciation of $1,179.4 and $1,095.5, respectively	2,080.2	2,174.7
Goodwill	484.1	484.5
Intangible assets, net of accumulated amortization of $29.6 and $19.5, respectively	32.9	43.0
Long-term restricted cash	4.3	4.0
Long-term deferred contract costs	47.1	41.8
Other assets	13.2	13.7
Total assets	$2,925.1	$3,071.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.9	$4.4
Current portion of long-term debt	5.5	5.5
Other accrued liabilities	64.4	62.2
Deferred revenue	80.3	91.0
Total current liabilities	154.1	163.1
Deferred revenue, non-current	284.0	335.1
Long-term debt, net of discount and debt issuance costs (Note 6)	1,104.4	1,108.1
Deferred tax liability, net, non-current (Note 11)	98.3	101.9
Other liabilities	36.2	9.5
Total liabilities	$1,677.0	$1,717.7
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized; 0.08 issued and outstanding at December 31, 2015 and 2014	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.6 shares issued and 67.4 shares outstanding at December 31, 2015 and 76.1 shares issued and 73.2 shares outstanding at December 31, 2014	0.2	0.2
Treasury stock, at cost; 9.2 shares at December 31, 2015 and 2.9 shares at December 31, 2014	(225.8)	(80.1)
Additional paid-in capital	1,502.8	1,484.0
Accumulated deficit	(29.1)	(52.4)
Total DigitalGlobe, Inc. stockholders' equity	1,248.1	1,351.7
Noncontrolling interest	—	1.8
Total stockholders’ equity	1,248.1	1,353.5
Total liabilities and stockholders’ equity	$2,925.1	$3,071.2

See accompanying notes to the Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(in millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23.3	$18.5	$(68.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	280.7	239.7	224.8
Amortization of aerial image library, deferred contract costs and lease incentive	17.8	14.7	16.9
Non-cash stock-based compensation expense, net of capitalized stock-based compensation expense	18.8	18.1	23.0
Excess tax benefit from share-based compensation	(1.0)	(3.0)	—
Deferred income taxes	9.2	6.7	(31.4)
Write-off of debt issuance costs and debt discount	—	—	12.8
Amortization of debt issuance costs and accretion of debt discount, and other	5.8	1.8	3.3
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	42.8	(14.7)	(10.4)
Deferred contract costs	(18.5)	(7.2)	(19.1)
Other current and non-current assets	3.2	2.0	(2.2)
Accounts payable	(3.7)	(23.1)	0.1
Accrued liabilities	13.1	4.2	(37.5)
Deferred revenue	(61.8)	(32.8)	14.1
Cash fees paid for early extinguishment of long-term debt and debt discount	—	—	(13.8)
Net cash flows provided by operating activities	329.7	224.9	112.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(160.9)	(222.2)	(273.8)
Property and equipment additions	(2.5)	(11.8)	(13.3)
Acquisition of businesses, net of cash acquired	—	(35.7)	(524.0)
(Increase) decrease in restricted cash	(1.6)	5.1	16.6
Loan to joint venture and other	(4.9)	—	—
Net cash flows used in investing activities	(169.9)	(264.6)	(794.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	1,150.0
Repayment of debt and capital lease obligations	(6.6)	(6.6)	(485.3)
Payment of debt issuance costs	(3.0)	—	(36.2)
Repurchase of common stock	(144.5)	(75.1)	—
Proceeds from exercise of stock options	5.6	11.1	39.6
Preferred stock dividend payment	(4.0)	(4.0)	(3.0)
Excess tax benefit from share-based compensation	1.0	3.0	—
Net cash flows (used in) provided by financing activities	(151.5)	(71.6)	665.1
Net (decrease) increase in cash and cash equivalents	8.3	(111.3)	(17.1)
Cash and cash equivalents, beginning of period	117.8	229.1	246.2
Cash and cash equivalents, end of period	$126.1	$117.8	$229.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $32.1, $49.5 and $38.1, respectively	$24.0	$—	$—
Cash paid (refunded) for income taxes	(0.5)	(11.0)	13.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	$(9.2)	$16.5	$(12.9)
Additions to capital lease obligations	(6.9)	(3.1)	(0.9)
Issuance of shares of common and convertible preferred stock for acquisition of business	—	—	837.8
Stock-based compensation awards issued in acquisition of business, net of income taxes	—	—	13.4
Non-cash preferred stock dividend accrual	(1.0)	(1.0)	(1.0)

See accompanying notes to the Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Stockholders’ Equity

							Total
							DigitalGlobe, Inc.		Total
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders’	Noncontrolling	Stockholders’
(in millions)	Shares	Amount	Shares	Amount	Paid-in	Deficit	Equity	Interest	Equity
Balance at December 31, 2012	47.2	$0.2	(0.1)	$(2.0)	$543.8	$(2.6)	$539.4	$—	$539.4
Issuance of common stock for acquisition	25.9	—	—	—	723.8	—	723.8	—	723.8
Issuance of Series A convertible preferred stock for acquisition	—	—	—	—	114.0	—	114.0	—	114.0
Fair value of vested options and restricted stock assumed in acquisition	0.4	—	—	—	22.4	—	22.4	—	22.4
Stock issued upon exercise of stock options and stock grants	2.0	—	—	—	39.6	—	39.6	—	39.6
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	(0.1)	(1.5)	(6.2)	—	(7.7)	—	(7.7)
Stock-based compensation expense, net of forfeitures	—	—	—	—	23.7	—	23.7	—	23.7
Preferred stock dividends	—	—	—	—	(3.6)	—	(3.6)	—	(3.6)
Net loss	—	—	—	—	—	(68.3)	(68.3)	—	(68.3)
Balance at December 31, 2013	75.5	0.2	(0.2)	(3.5)	1,457.5	(70.9)	1,383.3	—	1,383.3
Stock issued upon exercise of stock options and stock grants	0.6	—	—	—	11.1	—	11.1	—	11.1
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	—	(1.5)	(2.5)	—	(4.0)	—	(4.0)
Repurchase of common stock	—	—	(2.7)	(75.1)	—	—	(75.1)	—	(75.1)
Stock-based compensation expense, net of forfeitures	—	—	—	—	18.9	—	18.9	—	18.9
Preferred stock dividends	—	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Tax benefit associated with share-based awards	—	—	—	—	3.0	—	3.0	—	3.0
Noncontrolling interest	—	—	—	—	—	—	—	1.8	1.8
Net income	—	—	—	—	—	18.5	18.5	—	18.5
Balance at December 31, 2014	76.1	0.2	(2.9)	(80.1)	1,484.0	(52.4)	1,351.7	1.8	1,353.5
Stock issued upon exercise of stock options and stock grants	0.5	—	—	—	5.6	—	5.6	—	5.6
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	—	(1.2)	(2.9)	—	(4.1)	—	(4.1)
Repurchase of common stock	—	—	(6.3)	(144.5)	—	—	(144.5)	—	(144.5)
Stock-based compensation expense, net of forfeitures	—	—	—	—	19.6	—	19.6	—	19.6
Preferred stock dividends	—	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Tax benefit associated with share-based awards	—	—	—	—	0.5	—	0.5	—	0.5
Noncontrolling interest	—	—	—	—	—	—	—	(1.8)	(1.8)
Net income	—	—	—	—	—	23.3	23.3	—	23.3
Balance at December 31, 2015	76.6	$0.2	(9.2)	$(225.8)	$1,502.8	$(29.1)	$1,248.1	$—	$1,248.1

See accompanying notes to the Consolidated Financial Statements

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements

NOTE 1.General Information

DigitalGlobe is a leading global provider of high-resolution Earth-imagery products and services sourced from our own advanced satellite constellation and third-party providers. Our imagery solutions support a wide variety of users in defense and intelligence, civil agencies, mapping and analysis, environmental monitoring, oil and gas exploration, infrastructure management, Internet portals, and navigation technology. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

NOTE 2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of DigitalGlobe, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts were reclassified to conform to the current year presentation.

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

The majority of revenue recorded by the Company for multiple deliverable arrangements relates to the EnhancedView Contract with the NGA, value-added services, and DAP, discussed in detail below. The Company allocates arrangement consideration to the deliverables on the basis of their relative selling prices. In such circumstances, we use a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) BESP. The Company uses BESP to allocate revenue as we have been unable to establish VSOE or TPE due to the unique nature of our products and services and lack of visibility into competitor pricing.

The Company’s revenue is primarily generated from: (i) the Company’s EnhancedView Contract with the NGA and various value-added service arrangements awarded under the EnhancedView Contract, (ii)  DAP revenue, (iii) the licensing of imagery and imagery-related products, and (iv) certain other arrangements as described in further detail below.

EnhancedView Contract – The EnhancedView Contract contains multiple deliverables, including a service level agreement, or the EnhancedView SLA, infrastructure enhancements and other services. The Company determined that these deliverables do not qualify as separate units of account due to a lack of standalone value. The Company recognizes revenue for this single unit of accounting using a proportional performance method.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

Under this method, revenue is recognized based on satellite capacity made available to the NGA in a particular period compared to the total capacity to be made available over the term of the contract. Capacity made available (and revenue) has increased over the term of the arrangement as a result of the installation of additional regional ground terminals and the October 1, 2014 commissioning of WorldView-3. Each monthly EnhancedView SLA payment is subject to a performance penalty depending upon the Company’s performance against pre-defined performance criteria. Revenue in the amount of any performance penalty is deferred when assessed and recognized when mutually agreeable future products or services are delivered.

Value-Added Services Awarded Under the EnhancedView Contract - From time to time, the NGA awards certain contracts for value-added services whereby the Company meets NGA’s more advanced imagery requirements. The largest such arrangement is Global EGD, which, among other things, provides for the delivery of certain orthorectified imagery and imagery-related products and services. Revenue is recognized for this multiple element arrangement as the Company’s contractual obligations are satisfied. Due to the nature of the hosting requirements as provided by the EnhancedView SLA, certain consideration is being deferred and recognized over the term of the EnhancedView Contract.

NextView Revenue – In connection with the Company’s NextView agreement with the NGA (the predecessor contract to the EnhancedView Contract), the Company received $266.0 million to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 reached full operational capacity (“FOC”) in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of the WorldView-1 satellite.

DAP - DAP arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery, and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance, and access and maintenance services span over one or several years. DAP arrangements are typically assessed as multiple element arrangements. Revenue related to satellite access is recognized as minutes are consumed by the customer, while maintenance revenue is recognized ratably over the maintenance period. The DAP facility does not have standalone value without the ongoing access service. Therefore, any up-front fees related to the facility are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, for which the useful life of the longest-lived satellite accessed by the customer is generally used.

Licensing of Imagery – Revenue is recognized for imagery licenses depending on the nature of how the imagery is delivered and whether or not the Company has a continuing obligation.

•

Imagery delivered offline (e.g., via FTP or hard drive) is typically contracted for as a one-time delivery. Revenue is recognized when the imagery is physically delivered to the customer, or in the case of FTP delivery, when the customer is able to directly download the imagery provided that all other revenue recognition criteria have been met. If the Company has a continuing obligation to refresh previously delivered imagery, the Company allocates a portion of the contractual consideration to the separate deliverables on the basis of their relative selling prices and recognizes the allocated revenue as delivery occurs.

•	Imagery delivered online is typically hosted on either the Company’s hosting platform or a 3rd party hosting platform. Revenue is generally recognized ratably over the hosting period.

Royalties – For certain of the Company’s agreements customers pay royalties for incorporating our imagery products into their value added products for commercial distribution. Royalty revenue is either recognized as reported by the customer if the Company has satisfied all of its contractual obligations, or in the event the Company has a continuing obligation, royalty revenue is recognized proportionately over the period in which that obligation will be satisfied.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reseller Revenue – The Company maintains a vast network of both domestic and foreign reseller partners who sell our products and services to end users. Revenue under these arrangements is generally recognized net of any reseller discounts, as the products and services are delivered to the reseller provided all other revenue recognition criteria have been met. If the Company has a continuing obligation to the reseller or their end user, revenue is recognized on a systematic basis mirroring the pattern of that obligation.

Other Revenue Arrangements – The Company also provides other services, which are typically contracted for on a time and materials basis, where revenue is recognized on the basis of time plus reimbursable costs incurred during the period.

Additionally, we offer platform arrangements to customers that are typically in the form of subscriptions, whereby revenue is generally recognized ratably over the subscription period.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. Restricted cash primarily consists of contractually restricted amounts under certain of the Company’s lease agreements as well as performance and warranty bonds used in the ordinary course of business to support the Company’s obligations to customers under certain DAP contracts.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts for its receivables based on historical experience, aging analysis, credit quality of our customers, current economic conditions and other factors that may affect our customers’ ability to pay.

Deferred Contract Costs

The Company defers certain direct costs incurred in the construction or significant upgrade of direct access facilities built for DAP customers, consisting of hardware, software and labor. The deferred contract costs are recognized as expense over the same period as the related deferred revenue arising from up-front payments for the DAP facility, which is the estimated customer relationship period, except when deferred contract costs are in excess of related deferred revenues, in which case the excess costs are recognized over the initial contract period.

We capitalized certain internal support costs and other expenditures reimbursable under the NextView agreement incurred in the construction and development of its WorldView-1 satellite and related ground systems. These costs were not capitalized as fixed assets, but were accounted for as deferred contract costs. When WorldView-1 reached FOC, the Company began amortizing the related deferred contract costs ratably over the expected life of the satellite, the same period over which NextView revenues are being recognized.

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

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

The calculation of tax assets and liabilities involves uncertainties in the application of complex tax regulations.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We record reserves for uncertain tax positions that do not meet this criteria.

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

Satellite costs associated with the design, construction, launch and commissioning phases of the satellite are capitalized. The Company capitalizes interest, launch insurance and in-orbit insurance costs that are incurred during these periods. Insurance costs incurred after a satellite is placed into service are recognized as expense ratably over the related policy periods and are included in selling, general and administrative costs.

The costs to construct and test ground systems, which are primarily comprised of hardware and software and allow for communication with the Company’s satellites, are also capitalized. Costs related to the Company’s satellites are included in construction in progress until in-orbit testing is complete and the satellite is placed into service. The Company depreciates the cost of a satellite once it is placed into service over its estimated useful life using the straight-line method of depreciation, as the Company anticipates that the satellite will provide consistent levels of imagery over its estimated life.

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

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested annually for impairment in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

When the fair value of a reporting unit falls below its carrying amount, an impairment charge is recorded. We estimate the fair value of the Company’s single reporting unit using a discounted cash flow analysis and corroborate it with market-based information such as comparable public company trading values and values observed in business acquisitions.

Intangible Assets

Intangible assets, identified as technology, customer lists, trademarks, U.S. Federal Communications Commission licenses and other, are recorded at fair value at the time of acquisition. Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated useful lives of the assets.

Fair Values of Financial Instruments

The fair value guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date: A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The carrying value for cash and cash equivalents, receivables, other current assets, accounts payable, and accrued liabilities approximates fair value. Fair value of our long-term debt is estimated using inputs that incorporate certain active market quotations for similar, but not identical, assets based upon trading activity among lenders as well as other indirect inputs.

Share-Based Compensation

Share-based compensation, including grants of employee stock options and restricted stock-based awards, is measured at the grant date based on the fair value of the award. The Company estimates the fair value of stock options on the grant date using a Black-Scholes valuation model. Share based compensation for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. For performance stock units (“PSUs”), vesting is contingent upon the achievement of certain performance metrics. Grants with internal financial performance metrics are measured based on the closing price of the Company’s stock on the date of grant, and grants with external market-based metrics are valued using a Monte Carlo simulation. The Company recognizes share-based compensation cost on a straight-line basis over the award’s requisite service period.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

Recently Adopted Accounting Standard

Standard	Description and Impact on the Financial Statements
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

The standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation for debt discounts. The standard must be applied on a retrospective basis and is effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company has elected to early adopt the standard as of December 31, 2015 and applied the guidance retrospectively. Refer to Note 6 of the Notes to the Consolidated Financial Statements for further detail.

Standards Not Yet Adopted

Standard	Description and Impact on the Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies will need to use more judgment and make more estimates than under existing guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The standard permits retrospective or modified retrospective (cumulative effect) adoption methods. In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-14 to defer the effective date of the standard by one year. The new guidance will be effective for the Company beginning on January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. We have not yet selected a transition method and continue to evaluate the impact of this guidance on our consolidated financial statements and related disclosures.

ASU 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement

The standard amends internal use software guidance to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. It also eliminates the requirement to analogize to the lease guidance when determining the asset acquired in a software licensing arrangement. The standard may be applied retrospectively or prospectively and is effective for the Company beginning on January 1, 2016. The standard is not expected to have a material impact on our consolidated financial statements.

ASU 2015-17, Balance Sheet Classification of Deferred Taxes

An entity shall classify deferred tax liabilities and assets as noncurrent amounts. For a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax paying components of the entity or to different tax jurisdictions. The standard permits retrospective or prospective adoption methods and will be effective for the Company beginning January 1, 2017. Early adoption is permitted. The adoption of the standard is in presentation only and is not expected to have a material impact on our consolidated financial statements.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 3.Property and Equipment

Property and equipment was comprised of the following:

	Depreciable Life			December 31,
(in millions)	(in years)			2015	2014
Satellites	9	-	13	$1,797.7	$1,973.1
Construction in progress		-		815.3	765.1
Computer equipment and software	3	-	12	470.5	376.2
Machinery and equipment, including ground terminals		5		110.6	109.3
Furniture, fixtures and other	3	-	7	58.9	39.9
Land and buildings		34		6.6	6.6
Total property and equipment				3,259.6	3,270.2
Accumulated depreciation				(1,179.4)	(1,095.5)
Property and equipment, net				$2,080.2	$2,174.7

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $270.6 million, $228.9 million and $216.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Satellite Constellation

As of December 31, 2015, the Company operates a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. In the first quarter of 2015, we retired QuickBird, as the satellite ceased operations. In the second quarter of 2015, we retired IKONOS upon decommissioning of the satellite. The net book value of each satellite is as follows:

		As of December 31, 2015			As of December 31, 2014
	Depreciable Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(in millions)	(in years)	Amount	Depreciation	Net Book Value	Amount	Depreciation	Net Book Value
QuickBird	12.2	$—	$—	$—	$174.4	$(174.4)	$—
IKONOS	9.0	—	—	—	1.0	(1.0)	—
GeoEye-1	9.0	211.8	(123.6)	88.2	211.8	(81.2)	130.6
WorldView-1	13.0	473.2	(343.4)	129.8	473.2	(316.8)	156.4
WorldView-2	13.0	463.2	(239.8)	223.4	463.2	(207.9)	255.3
WorldView-3	11.5	649.5	(70.6)	578.9	649.5	(14.1)	635.4
Total		$1,797.7	$(777.4)	$1,020.3	$1,973.1	$(795.4)	$1,177.7

As of October 1, 2014, as a result of our annual review of our satellites’ remaining useful lives, the lives of WorldView-1 and WorldView-2 were each extended to 13.0 years from 10.5 and 11.0 years, respectively. This change in estimate resulted in reductions in depreciation expense of $13.8 million and $4.6 million related to WorldView-1 and $7.6 million and $2.6 million related to WorldView-2 for the years ended December 31, 2015 and 2014, respectively.

On August 13, 2014, DigitalGlobe successfully launched WorldView-3, the world’s highest resolution and most capable commercial Earth observation satellite. On October 1, 2014, the Company completed the needed calibrations on WorldView-3 to enable it to provide visible spectrum imagery to its customers and began depreciating the satellite based on an initial useful life of 11.5 years, resulting in depreciation expense of $56.5 million and $14.1 million for the years ended December 31, 2015 and 2014, respectively.

Our WorldView-4 satellite is classified as construction in progress. During the first quarter of 2015, we removed WorldView-4 from storage to commence work on certain necessary enhancements. On commencement of the work, we resumed capitalizing interest to the satellite.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4.Business Acquisitions

Spatial Energy LLC (“Spatial Energy”)

In February 2014, the Company acquired Spatial Energy to grow its existing oil and gas industry vertical for an aggregate cash consideration, net of cash acquired, of $35.7 million. Of the total purchase price, $25.7 million was allocated to goodwill, of which $19.0 million is deductible for tax purposes, $13.9 million to acquired intangible assets and $3.9 million to net liabilities assumed. Pro forma results have not been presented as such results would not be materially different from the Company’s actual results.

GeoEye, Inc. (“GeoEye”)

In January 2013, DigitalGlobe completed its acquisition of 100% of the outstanding stock of GeoEye, a leading provider of geospatial intelligence solutions in a stock and cash transaction valued at approximately $1.4 billion. The acquisition of GeoEye broadened the Company’s service offerings, enabled it to optimize satellite orbits and collection of imagery, strengthened its production and analytics capabilities, increased the scale of its existing operations, and diversified its customer base and product mix. The results of operations of GeoEye have been included in the Company’s Consolidated Financial Statements as of the acquisition date.

The total purchase price for the acquisition of GeoEye was as follows:

(in millions)	Amount
Net cash received	$(76.2)
DigitalGlobe common stock	723.8
DigitalGlobe equity awards issued to replace GeoEye equity awards	22.4
DigitalGlobe Series A convertible preferred stock	114.0
Long-term debt issued to redeem GeoEye’s long-term debt, including early termination penalties and accrued interest	596.7
Aggregate purchase price	$1,380.7

GeoEye common stockholders received 25.9 million shares of DigitalGlobe’s common stock, valued at the Company’s stock price at the date of acquisition, and $92.8 million in cash in exchange for their shares of GeoEye common stock. The Company also assumed the awards outstanding under GeoEye’s equity incentive plans. Immediately following the acquisition, the former GeoEye stockholders owned approximately 35% of DigitalGlobe’s common stock.

In addition, each share of GeoEye’s Series A Convertible Preferred Stock was converted into one newly-designated share of Series A Preferred Stock of DigitalGlobe and $4.10 in cash for each share of GeoEye common stock into which such share of GeoEye Series A Convertible Preferred Stock was convertible. As a result, DigitalGlobe issued 80,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”) and paid $11.0 million in cash to GeoEye’s Series A Convertible Preferred stockholder.

In the first quarter of 2013, in accordance with the terms of the GeoEye Senior Secured Notes agreements, the Company redeemed the outstanding balances of GeoEye’s $400.0 million 9.625% Senior Secured Notes due in 2015 and $125.0 million 8.625% Senior Secured Notes due in 2016 and paid fees and expenses associated with the redemption totaling approximately $55.3 million and accrued interest of $16.4 million.

The Company incurred total acquisition costs of $33.5 million related to the acquisition of GeoEye, of which $20.6 million were incurred in 2013.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following represents DigitalGlobe’s final allocation of the total purchase price to the acquired assets and liabilities assumed from GeoEye at the completion of the one year measurement period:

(in millions)	December 31, 2014
Current assets, net of cash acquired	$89.0
Property, plant and equipment, including satellite constellation	975.4
Identifiable intangible assets:
Technology	26.0
Customer relationships	14.0
Trademarks	5.0
FCC licenses and other	2.5
Other noncurrent assets	4.6
Current liabilities	(51.1)
Deferred revenue	(12.1)
Long-term deferred tax liability, net	(119.2)
Fair value of acquired assets and assumed liabilities	934.1
Goodwill	446.6
Aggregate purchase price	$1,380.7

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

The following unaudited pro forma financial information presents the combined results of DigitalGlobe and GeoEye for the period presented, as though the acquisition of GeoEye had occurred on January 1, 2013:

(in millions, except per share data)	December 31, 2013
Operating revenue	$622.5
Net loss	(63.4)
Net loss available to common stockholders	(67.4)
Basic loss per common share	$(0.91)
Diluted loss per common share	$(0.91)

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The pro forma information is not necessarily indicative of present or future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition other than those realized subsequent to the January 31, 2013 acquisition date.

NOTE 5.Goodwill and Intangibles

The following table summarizes the changes to goodwill for the years ended December 31, 2015 and 2014:

(in millions)	Amount
December 31, 2013	$459.3
GeoEye purchase accounting adjustment	(0.7)
Historical correction to GeoEye purchase accounting	0.2
Spatial Energy acquisition	25.7
December 31, 2014	484.5
Disposition of subsidiary (Note 13)	(0.4)
December 31, 2015	$484.1

Intangible assets consisted of the following:

				As of December 31, 2015			As of December 31, 2014
	Useful Life			Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	-	5	$27.2	$(16.2)	$11.0	$27.2	$(10.6)	$16.6
Customer relationships	10	-	12	27.0	(5.8)	21.2	27.0	(3.4)	23.6
Trademarks		3		5.6	(5.2)	0.4	5.6	(3.4)	2.2
FCC licenses and other	2	-	20	2.7	(2.4)	0.3	2.7	(2.1)	0.6
Total				$62.5	$(29.6)	$32.9	$62.5	$(19.5)	$43.0

Intangible asset amortization expense was $10.1 million, $10.8 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
2016	$8.2
2017	7.7
2018	2.9
2019	2.5
2020	2.5
Thereafter	9.1
Total	$32.9

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 6.Debt

In connection with the acquisition of GeoEye, the Company entered into a $550.0 million Senior Secured Term Loan (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to issuing $600 million of 5.25% Senior Notes due February 1, 2021 (“the Senior Notes”). The net proceeds were used, along with cash on hand, to refinance the Company’s 2011 $500.0 million senior secured term loan and $100.0 million senior secured revolving credit facility, to fund the discharge and redemption of GeoEye’s $400.0 million 9.625% Senior Secured Notes due 2015 and $125.0 million 8.625% Senior Secured Notes due 2016 assumed in connection with the acquisition, to pay the cash consideration under the merger agreement with GeoEye, and to pay fees and expenses related to the foregoing transactions.

The following table provides a summary of the Company’s long-term debt:

(in millions)	December 31, 2015	December 31, 2014
Term Loan due February 1, 2020	$534.9	$540.4
Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,134.9	1,140.4
Less: unamortized discounts and issuance costs	(25.0)	(26.8)
Total borrowings, net	1,109.9	1,113.6
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,104.4	$1,108.1

As discussed in Note 2 “Summary of Significant Accounting Policies and Recent Accounting Pronouncements,” and in connection with the preparation of the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2015, the Company has adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For the year ended December 31, 2015, the Company has presented debt issuance costs of $22.7 million as a direct deduction from the associated liability, and has retrospectively adjusted the previously issued December 31, 2014 Consolidated Balance Sheet to facilitate comparison among periods by reclassifying $24.0 million of issuance costs from Other assets to Long-term debt, net of discount and debt issuance costs.

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

Term Loan

The Term Loan requires quarterly principal payments of $1.375 million, which began on June 30, 2013 with the balance due on February 1, 2020. The Company’s obligations under the 2013 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2013 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

The credit agreement governing the 2013 Credit Facility was amended on December 21, 2015 to give the Company additional flexibility to continue its share repurchase program and to increase the threshold for certain mandatory debt repayments. Prior to the amendment, borrowings under the Term Loan bore interest at an adjusted LIBOR rate, plus a 2.75% margin subject to a 1.0% LIBOR floor. Subsequent to the amendment, borrowings under the Term Loan bear interest at an adjusted LIBOR rate, plus a 3.75% margin subject to a 1.0% LIBOR floor. The margin will increase by 0.50% if the corporate rating of the Company is B1 or lower from Moody’s or B+ or lower from Standard & Poor’s.

Credit Facility

The interest rate on the Revolving Credit Facility is equivalent to the rate on the Term Loan. On a quarterly basis, the Company will also pay a commitment fee of between 37.5 to 50.0 basis points, based on the average daily unused amount of the Revolving Credit Facility based on the Company’s leverage ratio. For the years ended December 31, 2015 and 2014, the Company did not draw any amounts under the Revolving Credit Facility.

Debt Covenants

The 2013 Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with its affiliates. The 2013 Credit Facility also requires that the Company comply with a maximum leverage ratio and minimum interest coverage ratio. As of December 31, 2015, we were in compliance with our debt covenants.

Future Debt Payments

The Company’s future debt payments, excluding interest payments, consisted of the following as of December 31, 2015:

(in millions)	Amount
2016	$5.5
2017	5.5
2018	5.5
2019	5.5
2020	512.9
Thereafter	600.0
Total	$1,134.9

Interest Expense, net

Interest expense, net consisted of the following:

	For the years ended December 31,
(in millions)	2015	2014	2013
Interest	$52.6	$52.6	$50.6
Accretion of debt discount, deferred financing amortization and line of credit fees	7.2	7.2	6.9
Capitalized interest	(30.5)	(52.5)	(53.7)
Interest expense	29.3	7.3	3.8
Interest income	(0.3)	(0.2)	(0.4)
Interest expense, net	$29.0	$7.1	$3.4

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7.Fair Value of Financial Instruments

The following table provides information about the fair value of liabilities as of December 31, 2015 and 2014:

	Total Carrying	Quoted Prices in	Other Observable	Significant Unobservable
(in millions)	Value	Active Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Senior Notes at December 31, 2015	$600.0	—	$504.0	—
Senior Notes at December 31, 2014	600.0	—	567.0	—
Term Loan at December 31, 2015	534.9	—	524.2	—
Term Loan at December 31, 2014	540.4	—	535.0	—

NOTE 8.Deferred Revenue

A rollforward of the deferred revenue balance from December 31, 2014 to December 31, 2015 is as follows:

	U.S. Government			Diversified Commercial
	EnhancedView	Value-Added	NextView Pre-
(in millions)	SLA	Services	FOC Payments	DAP	Other	Total
Balance, December 31, 2014	$210.0	$77.7	$88.8	$39.4	$10.2	$426.1
Deferred cash collections	300.0	49.3	—	100.6	59.4	509.3
Revenue recognized from deferred revenue	(337.1)	(58.1)	(15.1)	(98.5)	(62.3)	(571.1)
Balance, December 31, 2015	$172.9	$68.9	$73.7	$41.5	$7.3	$364.3

EnhancedView SLA

EnhancedView SLA deferred revenue arises as a result of revenue recognition occurring based on a proportional performance model, whereby recognition prior to October 1, 2014 was less than cash payments made in the corresponding period. As a result of a material increase in capacity made available to the NGA on October 1, 2014, we began to recognize more revenue than we received in cash. There was no deferred revenue arising from performance penalties during the year ended December 31, 2015.

Value-Added Services

The majority of value-added services deferred revenue relates to Global EGD. Certain requirements of this arrangement include hosting imagery products over different periods of performance. Revenue on these hosted products is deferred and recognized over the related hosting period.

NextView

Cash payments received from NGA to offset the construction costs of WorldView-1 as part of the NextView contract were recorded as deferred revenue when received and are recognized as revenue ratably over the estimated life of WorldView-1. Beginning in the fourth quarter of 2014, the period of recognition was extended until the fourth quarter of 2020 to reflect the longer useful life of WorldView-1, and the remaining deferred revenue balance will be recognized over the extended remaining term on a prospective basis. This change reduced the recognition of NextView deferred revenue by $10.4 million annually over the remaining useful life of WorldView-1.

Direct Access Program

Deferred revenue under the DAP is comprised of up-front fees paid by the customer for the facility, as well as prepaid access minutes and maintenance.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Agreements

The Company enters into various commercial relationships that sometimes include obligations that are paid for in advance and recognized in subsequent reporting periods. These obligations are typically related to the hosting of imagery or the obligation to refresh previously delivered imagery.

NOTE 9.Restructuring Charges

During the first quarter of 2013, following the acquisition of GeoEye, the Company initiated a series of restructuring activities to optimize operational efficiency by realigning our infrastructure with customer demand. These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs. We completed this plan in 2014. The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2013	$2.3	$—	$0.1	$2.4
Provision for restructuring charges	0.3	0.7	0.1	1.1
Cash payments	(2.6)	(0.7)	(0.2)	(3.5)
Balance, December 31, 2014	$—	$—	$—	$—

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. The Company expects to incur approximately $7.0 million of the originally anticipated $10.0 million as a result of these efforts to reduce global headcount and rationalize our real estate footprint. The decrease in expected spend results primarily from lower than anticipated lease termination fees associated with the consolidation of our real estate footprint. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the first quarter of 2016. The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2014	$—	$—	$—	$—
Provision for restructuring charges	2.5	3.7	0.6	6.8
Cash payments	(2.5)	(3.7)	(0.6)	(6.8)
Balance, December 31, 2015	$—	$—	$—	$—

In October 2015, the Company initiated a separate restructuring plan, in which the Company may incur up to an additional $10.0 million in an effort to further reduce global headcount and rationalize its real estate footprint. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the fourth quarter of 2016. The components of the restructuring liability, which are included in other current liabilities, are as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2014	$—	$—	$—	$—
Provision for restructuring charges	1.2	0.7	0.3	2.2
Cash payments	(0.8)	(0.7)	(0.3)	(1.8)
Balance, December 31, 2015	$0.4	$—	$—	$0.4

Restructuring charges were $9.0 million, $1.1 million, and $40.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 10.Other Accrued Liabilities

	As of December 31,
(in millions)	2015	2014
Compensation and other employee benefits	$13.9	$22.1
Construction in progress accruals	8.3	2.8
Accrued interest	13.4	16.6
Other accrued expenses	28.8	20.7
Total	$64.4	$62.2

NOTE 11.Income Taxes

The (expense) benefit for income taxes reflected in the statements of operations consisted of:

	For the year ended December 31,
(in millions)	2015	2014	2013
Current:
Federal	$—	$—	$—
State	0.1	0.1	8.2
Foreign	(0.1)	(0.3)	(2.1)
Total current	—	(0.2)	6.1
Deferred:
Federal	(10.8)	(6.3)	30.0
State	1.6	(0.4)	1.4
Total deferred	(9.2)	(6.7)	31.4
Income tax (expense) benefit	$(9.2)	$(6.9)	$37.5

The Company’s effective tax rate was 28.3%,  27.3% and 35.4% for the years ended December 31, 2015, 2014 and 2013, respectively. The (expense) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

	For the year ended December 31,
(in millions)	2015	2014	2013
Federal income tax (expense) benefit	$(11.4)	$(8.9)	$37.0
Non-deductible stock-based compensation	0.1	(0.2)	(1.1)
State income tax benefit (expense), net of federal impact	0.1	(0.3)	1.9
State tax benefit due to change in state tax rate	1.5	—	5.3
Section 162(m) limitation	(0.7)	(0.5)	(0.4)
Stock-based compensation shortfalls	—	—	(2.1)
Change in reserves related to settlement with tax authorities	—	2.4	—
Investment loss	2.6	—	—
Research and experimentation tax credit	1.9	1.4	1.4
Non-deductible acquisition costs	—	—	(5.9)
Change in valuation allowance	(2.6)	0.5	—
Other	(0.7)	(1.3)	1.4
Income tax (expense) benefit	$(9.2)	$(6.9)	$37.5

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax assets and liabilities consisted of the following:

	As of December 31,
(in millions)	2015	2014
Current deferred tax assets, net:
Compensation accruals	$3.7	$6.6
Net operating loss carryforwards	7.3	17.5
Other	0.9	—
Total current deferred tax asset	11.9	24.1
Long-term deferred tax assets (liabilities), net
Net operating and capital loss carryforwards	99.4	88.9
Research and development and other state tax credits	32.2	29.9
Deferred revenue	128.0	138.2
Fixed and intangible assets	(369.6)	(369.5)
Other	16.5	12.4
Valuation allowance	(4.8)	(1.8)
Total long-term deferred tax liabilities, net	(98.3)	(101.9)
Net deferred tax liability	$(86.4)	$(77.8)

At December 31, 2015, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $268.1 million and $449.3 million, respectively. Included in this NOL is approximately $10.6 million attributable to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. If unused, the NOL carryforwards will begin to expire during the years 2018 to 2033. A portion of our NOL carryforwards are subject to the Internal Revenue Code Section 382 limitations. However, we expect to fully utilize all our NOL carryforwards in future periods. At December 31, 2015, the Company had capital loss carryforwards of $7.2 million, which have a full valuation allowance, as we do not anticipate generating capital gains to utilize these losses.

At December 31, 2015, the Company had foreign tax credit (“FTC”) carryforwards, federal research and development (“R&D”) tax credits and state tax credits of approximately $6.1 million, $40.5 million and $1.8 million, respectively. If unused, the FTC carryforwards will expire between 2019 and 2024, and the R&D credit carryforwards will expire between 2019 and 2035. We believe that it is more likely than not that we will fully realize our FTC and federal R&D tax credit assets. A valuation allowance has been placed on the state tax credit asset as we believe it is not more likely than not that these credits will be realized.

The valuation allowance on deferred tax assets increased $3.0 million in 2015 primarily due to the valuation allowance on capital losses generated upon the sale of investments and additional state tax credits generated in 2014.

A reconciliation of the Company’s unrecognized tax benefits is as follows:

(in millions)	2015	2014	2013
Balance as of January 1	$9.6	$11.5	$5.7
Additions:
Current year tax positions	0.5	0.3	0.6
Prior year tax positions	0.3	0.2	—
Additions due to acquisitions	—	—	5.2
Decreases:
Settlement with taxing authority	—	(2.4)	—
Balance as of December 31	$10.4	$9.6	$11.5

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax years 1998 through 2014 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2015. The Company does not anticipate a material change to the unrecognized tax benefits within the next 12 months. If any of the unrecognized tax benefits were recognized, it would favorably affect our effective tax rate in any future period. While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

NOTE 12.Stock-Based Compensation

The Company grants equity compensation awards from the 2007 Employee Stock Option Plan, as amended (“2007 Plan”). Under the 2007 Plan employees, officers, directors and consultants may be granted qualified and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, unrestricted shares, stock appreciation rights or shares of the stock itself. To date, issued equity awards have consisted of stock options, restricted stock and unrestricted shares. Under the 2007 Plan, which expires in 2022, the Company is authorized to issue an aggregate total of 8.8 million shares. In connection with the acquisition of GeoEye, the Company issued equity awards to replace the outstanding GeoEye options, restricted stock awards and restricted stock unit awards with similar equity instruments for the Company’s common stock. The number of shares available for grant at December 31, 2015, 2014 and 2013 were 2.0 million, 2.7 million and 3.3 million, respectively.

The Company recognized total stock-based compensation during the years ended December 31, 2015, 2014 and 2013 of $19.6 million, $18.9 million and $23.7 million, respectively. Stock-based compensation capitalized to assets under construction for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $0.8 million and $0.7 million, respectively.

Stock Options

There were no options granted to employees during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, other than the replacement options granted in connection with the acquisition of GeoEye, the Company did not grant stock options. A summary of stock option activity for the year ended December 31, 2015 is presented below:

	Options Outstanding
	Number of Options	Weighted-Average	Weighted-Average Remaining	Aggregate Intrinsic
	(in millions)	Exercise Price	Contractual Term (in years)	Value (in millions)(1)
Outstanding — December 31, 2014	1.9	$20.52	5.45	$20.3
Granted	—	—
Exercised	(0.2)	19.88
Forfeited/Expired	(0.1)	22.70
Outstanding — December 31, 2015	1.6	$20.55	4.43	$1.8

Vested and Expected to Vest — December 31, 2015	1.6	$20.56	4.42	$1.8
Exercisable — December 31, 2015	1.4	$21.51	4.23	$1.3

(1)

Total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price that option holders would have realized had they exercised their options as of that date.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant-date fair value for option awards granted was $12.38 for the year ended December 31, 2013.

The intrinsic value of stock options exercised, calculated as the difference between the exercise price and the market price on date of grant, for the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $6.6 million, and $22.6 million, of which $14.2 million related to stock options assumed in the GeoEye acquisition, respectively. As of December 31, 2015, total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options was $0.2 million to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Awards and Restricted Stock Units

A summary of restricted stock activity for the year ended December 31, 2015 is presented below:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-Average Grant		Weighted-Average Grant
(in millions, except for weighted average grant date fair values)	Number of Shares	Date Fair Value	Number of Shares	Date Fair Value
Non-vested at December 31, 2014	0.2	$16.48	1.3	$34.67
Granted	—	—	1.0	30.13
Forfeited/Cancelled	—	—	(0.3)	33.03
Vested	(0.1)	17.18	(0.3)	32.42
Non-vested at December 31, 2015	0.1	$14.60	1.7	$32.67

The Company granted 0.8 million shares of restricted stock units for each of the years ended December 31, 2014 and 2013 at a weighted-average price of $37.62 and $30.73, respectively. There were no restricted stock awards granted during the years ended December 31, 2014 and 2013. The following table includes additional information related to restricted stock awards and restricted stock units:

	Fiscal Years Ended December 31,
(in millions, except for weighted average remaining periods)	2015	2014	2013
Fair value of restricted stock awards vested	$4.0	$5.6	$15.9
Fair value of restricted stock units vested	8.3	6.3	10.6
Unrecognized compensation cost for restricted stock awards	0.4	2.1	6.2
Unrecognized compensation cost for restricted stock units	$29.2	$24.0	$21.3
Weighted average remaining period to expense for restricted stock awards (years)	0.3	1.2	2.1
Weighted average remaining period to expense for restricted stock units (years)	2.3	2.3	2.7

Of the non-vested restricted stock units outstanding at December 31, 2015, 2014 and 2013, approximately 0.2 million,  0.1 million and 0.2 million shares, respectively, were performance share units where vesting is contingent upon meeting both a service requirement and either an internal financial performance condition or a market-based performance condition. The number of shares granted with an internal financial performance condition are based on a measurement of the Company’s average annual return on invested capital as determined over the three-year vesting period. The number of shares granted with the market-based condition are based on a measurement of the change in the Company’s average stock price compared to the change in value in the Russell 2000 stock index as determined over the three-year vesting period. For the year ended December 31, 2015, awards granted with a market-based performance condition were valued at the date of grant at a weighted- average of $41.00 per share using a Monte Carlo simulation. For both types of awards, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2015, 2014 and 2013, certain participants elected to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vested. Under the 2007 Plan, shares withheld to pay taxes are accounted for as treasury stock. Under the terms of the equity compensation plans assumed from GeoEye, shares tendered or withheld to pay the employees’ minimum tax liability are cancelled and made available for reissuance, and thus classified as a reduction in additional paid-in capital. The quantity and value of the shares withheld were immaterial.

NOTE 13.Stockholders’ Equity

Share Repurchase Program

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016. The approval increased the total authorized amount under the program to $335.0 million. As of December 31, 2015, we have repurchased 8,962,786 shares at an average purchase price of $24.50 per share, for a total of $219.6 million under the plan. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management. The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice.

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Preferred Stock. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. The Company declared dividends on the Series A Preferred Stock of $4.0 million during each of the years ended December 31, 2015 and 2014. The Series A Preferred Stock is convertible at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016 the weighted average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the option to redeem all of the Series A Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date.

Non-Controlling Interest

In connection with the acquisition of Spatial Energy completed in February 2014, the Company obtained a controlling financial interest in a joint venture, which was not a significant component of the Spatial Energy business. In the third quarter of 2015, we divested from all our interest in that subsidiary. The divestiture resulted in a $1.6 million gain, which is included in Other income, net in the Consolidated Statements of Operations. The Company recognized the carrying value of the non-controlling interest as a component of stockholders’ equity for applicable periods presented. Prior to the disposition, the operating results of the subsidiary attributable to the non-controlling interest were immaterial for the periods presented and included in Other income, net.

Comprehensive Income

For each of the years ended December 31, 2015, 2014 and 2013, there were no material differences between net income (loss) and comprehensive income (loss).

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 14.Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock awards, and restricted stock units. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method. Securities that contain non-forfeitable rights to dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of basic EPS and dilutive EPS pursuant to the two-class method. Net losses are not allocated to the Company’s participating securities. The shares of the Company’s Series A Preferred Stock are participating securities.

The following table includes the calculation of basic and diluted EPS:

	For the year ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Earnings (loss) per share:
Net income (loss)	$23.3	$18.5	$(68.3)
Preferred stock dividends	(4.0)	(4.0)	(3.6)
Net income (loss) less preferred stock dividends	19.3	14.5	(71.9)
Income allocated to participating securities	(0.8)	(0.6)	—
Net income (loss) available to common stockholders	$18.5	$13.9	$(71.9)
Basic weighted-average number of common shares outstanding	71.0	74.9	71.8
Weighted-average common share equivalents from stock options, restricted stock and convertible preferred stock	0.5	1.0	—
Diluted weighted-average number of common shares outstanding	71.5	75.9	71.8
Earnings (loss) per share:
Basic	$0.26	$0.19	$(1.00)
Diluted	$0.26	$0.18	$(1.00)

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted EPS, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for the years ended December 31, 2015, 2014 and 2013. The number of options and non-vested restricted stock awards that were assumed to be repurchased under the treasury stock method were 2.9 million, 2.9 million and 4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 15.Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with its equity method investees.

In June 2012, the Company made an investment of approximately $0.3 million for a less than 20% ownership interest in a joint venture in China. During the years ended December 31, 2015, 2014 and 2013, the joint venture purchased $11.8 million,  $9.2 million and $11.3 million in products and services from DigitalGlobe, respectively. Amounts owed to the Company by the joint venture at December 31, 2015 and 2014 were $3.0 million and $4.6 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., we committed to provide imagery to the joint venture from our ImageLibrary on an ongoing basis for the purpose of producing photo-realistic 3D products and digital elevation models. Upon formation, we contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. In January 2016, we provided $5.0 million in equity financing to the joint venture, and may be obligated to provide up to an additional $5.0 million in 2016 to the extent third-party financing is not obtained.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is obligated under certain non-cancelable operating leases for office space and equipment. These office spaces include the Company’s principal production facilities, administrative and executive offices in Westminster, Colorado, Longmont, Colorado, Thornton, Colorado and Herndon, Virginia. The Company also leases a data center and has smaller administrative offices and sales offices located in the United States and internationally. Other commitments are remaining amounts due on long-term contracts primarily relating to the construction of our WorldView-4 satellite, including the launch vehicle, and operational commitments related to our remote ground terminals, in addition to our obligation to provide equity financing to the Vricon joint venture to the extent third-party financing is not obtained.

Future minimum lease payments under all non-cancelable capital and operating leases, net of aggregate future minimum non-cancelable sublease rentals, and other commitments for each of the next five years and thereafter are as follows:

	Capital	Operating	Other
(in millions)	Leases	Leases	Commitments
2016	$2.3	$11.9	$71.1
2017	2.4	12.4	16.4
2018	1.9	12.3	13.2
2019	1.7	12.3	13.2
2020	1.2	11.0	13.2
Thereafter	—	86.6	118.6
Total	$9.5	$146.5	$245.7

Rent expense, net of sublease income, was $13.5 million, $7.1 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 17.Significant Customers and Geographic Information

The Company operates in a single segment, in which it provides imagery products and services to customers around the world. The Company uses common infrastructure and technology to collect, process and distribute its imagery products and services to all customers, and measures performance based on consolidated operating results and achievement of individual performance goals. We have organized our sales leadership and marketing efforts around U.S. Government and Diversified Commercial customer groups. U.S. Government revenue consists primarily of the EnhancedView SLA, other revenue and value-added services, and amortization of pre-FOC payments related to the NextView agreement with the NGA. Diversified Commercial consists of the following types of customers: DAP, international civil government, LBS, energy, other international defense and intelligence, and other industry verticals.

The following table summarizes revenue for each customer group:

	For the year ended December 31,

(in millions)	2015	2014	2013
U.S. Government	$447.6	$395.3	$358.1
Diversified Commercial	254.8	259.3	254.6
Total	$702.4	$654.6	$612.7

The following table summarizes revenue for each customer group as a percentage of total revenue:

	For the year ended December 31,
(in millions)	2015	2014	2013
U.S. Government	63.7%	60.4%	58.4%
Diversified Commercial	36.3	39.6	41.6
Total	100.0%	100.0%	100.0%

We classify revenue geographically according to the ship to address. Total U.S. and international sales were as follows:

	For the year ended December 31,

(in millions)	2015	2014	2013
U.S.	$499.4	$456.8	$423.8
International	203.0	197.8	188.9
Total	$702.4	$654.6	$612.7

Revenue percentages from all customers whose net revenue exceeded 10% of the total Company net revenue were as follows:

	For the year ended December 31,
	2015	2014	2013
U.S. Government	63.7%	60.4%	58.4%

Percentages of accounts receivable, net of allowance for doubtful accounts, for all customers whose receivable exceeded 10% of the net accounts receivable were as follows:

	As of December 31,
	2015	2014	2013
U.S. Government (1)	36.6%	49.5%	43.3%

(1)	U.S. Government accounts receivable does not include amounts due from third-party U.S. Government contractors.

DigitalGlobe, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 18.Quarterly Results from Operations (Unaudited)

The following table relates to the Company’s results of operations for each quarter of the years ended December 31, 2015 and 2014.  Net income (loss) available to common stockholders and earnings (loss) per share are computed independently for each quarter presented. Therefore, the sum of the quarterly net income (loss) available to common shareholders and the quarterly earnings (loss) per share may not equal the total net income (loss) available to common shareholders or the total earnings (loss) per share amounts for the year, respectively.

	2015
	For the Quarters Ended
(in millions, except per share amounts)	December 31,	September 30,	June 30,	March 31,
Revenue	$181.7	$173.3	$178.0	$169.4
Cost of revenue, excluding depreciation and amortization	34.1	34.3	37.2	39.3
Selling, general and administrative	47.5	49.6	52.9	57.0
Depreciation and amortization	74.3	70.4	68.7	67.3
Restructuring charges	6.0	0.4	0.4	2.2
Income from operations	19.8	18.6	18.8	3.6
Interest expense, net	(5.3)	(5.6)	(5.4)	(12.7)
Other (expense) income, net	(0.5)	1.2	—	—
Income (loss) before income taxes	14.0	14.2	13.4	(9.1)
Income tax (expense) benefit	(3.4)	(4.6)	(5.4)	4.2
Net income (loss)	10.6	9.6	8.0	(4.9)
Preferred stock dividends	(1.0)	(1.0)	(1.0)	(1.0)
Net income (loss) less preferred stock dividends	9.6	8.6	7.0	(5.9)
Income allocated to participating securities	(0.4)	(0.4)	(0.3)	—
Net income (loss) available to common stockholders	$9.2	$8.2	$6.7	$(5.9)
Basic earnings (loss) per share	$0.13	$0.12	$0.09	$(0.08)
Diluted earnings (loss) per share	$0.13	$0.12	$0.09	$(0.08)

	2014
	For the quarters ended
(in millions, except per share amounts)	December 31,	September 30,	June 30,	March 31,
Revenue	$185.7	$154.6	$157.8	$156.5
Cost of revenue, excluding depreciation and amortization	38.9	40.9	41.1	39.5
Selling, general and administrative	54.3	55.8	58.4	53.0
Depreciation and amortization	65.6	57.7	57.6	58.8
Restructuring charges	—	—	—	1.1
Income from operations	26.9	0.2	0.7	4.1
Interest expense, net	(7.1)	—	—	—
Other income, net	0.4	0.1	—	0.1
Income before income taxes	20.2	0.3	0.7	4.2
Income tax (expense) benefit	(8.0)	0.6	4.3	(3.8)
Net income	12.2	0.9	5.0	0.4
Preferred stock dividends	(1.0)	(1.0)	(1.0)	(1.0)
Net income (loss) less preferred stock dividends	11.2	(0.1)	4.0	(0.6)
Income allocated to participating securities	(0.5)	—	(0.1)	—
Net income (loss) available to common stockholders	$10.7	$(0.1)	$3.9	$(0.6)
Basic earnings (loss) per share	$0.14	$0.00	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.14	$0.00	$0.05	$(0.01)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

“Schedule II: Valuation and Qualifying Accounts” is included in the financial statements.  See income tax valuation allowance in Note 11, “Income Taxes” of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

A rollforward of the Company’s allowance for doubtful accounts is as follows:

		Additions
	Balance at	(Reductions)	Write-offs	Balance at
	Beginning	Charged to	and	End of
(in millions)	of Period	Operations	Adjustments	Period
December 31, 2015	$0.5	$2.7	$(0.4)	$2.8
December 31, 2014	2.4	0.5	(2.4)	0.5
December 31, 2013	2.9	0.3	(0.8)	2.4

(b)	Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalGlobe, Inc.
February 25, 2016
	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Tarr	President and Chief Executive Officer	February 25, 2016
Jeffrey R. Tarr	(Principal Executive Officer), Director

/s/ Gary W. Ferrera	Executive Vice President and Chief Financial Officer	February 25, 2016
Gary W. Ferrera	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Howell M. Estes III	Director	February 25, 2016
Howell M. Estes III

/s/ Nick S. Cyprus	Director	February 25, 2016
Nick S. Cyprus

/s/ Roxanne Decyk	Director	February 25, 2016
Roxanne Decyk

/s/ L. Roger Mason, Jr.	Director	February 25, 2016
L. Roger Mason, Jr.

/s/ Lawrence A. Hough	Director	February 25, 2016
Lawrence A. Hough

/s/ Warren C. Jenson	Director	February 25, 2016
Warren C. Jenson

/s/ Kimberly Till	Director	February 25, 2016
Kimberly Till

/s/ James M. Whitehurst	Director	February 25, 2016
James M. Whitehurst

/s/ Eddy Zervigon	Director	February 25, 2016
Eddy Zervigon

INDEX TO EXHIBITS

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
2.1**	Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC and, GeoEye, Inc.	8-K	001-34299	2.1	7/23/12

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC and, GeoEye, Inc.	8-K	001-34299	2.1	8/30/12

3.1	Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	10-K	001-34299	3.1	02/24/10

3.2	Amended and Restated Bylaws of DigitalGlobe, Inc., effective January 5, 2016.	8-K	001-34299	3.1	1/05/16

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	8-K	001-34299	3.1	01/31/13

4.1	Specimen Common Stock Certificate of DigitalGlobe, Inc.	S-1	333-150235	4.1	05/13/09

4.2	Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee.	8-K	001-34299	4.1	1/31/13

4.3	Form of 5.25% Senior Note due 2021 (included in Exhibit 4.2).	8-K	001-34299	4.2	1/31/13

10.1.1#	EnhancedView Imagery Acquisition Contract #HM021010C0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q/A	001-34299	10.1	5/24/11

10.1.2#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.	10-Q/A	001-34299	10.1	2/24/12

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.3#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011.	10-K	001-34299	10.4	2/29/12

10.1.4#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 15, 2012.	10-Q	001-34299	10.46	5/1/12

10.1.5#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.	10-Q	001-34299	10.52	10/31/12

10.1.6#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of December 26, 2012.	10-K	001-34299	10.53	2/26/13

10.1.7#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.56	5/7/13

10.1.8#	Modification Nos. P00035-38 to Contract #HM021010C002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.60	8/6/13

10.1.9#	EnhancedView Imagery Acquisition Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001	10-Q	001-34299	10.2	10/31/13

10.1.10#	Modification P00002 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.10	2/26/14

10.1.11#	Modification P00003 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.11	2/26/14

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.12#	Modification P00004 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	5/1/14

10.1.13#	Modification P00005 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	5/1/14

10.1.14#	Modification P00006 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	5/1/14

10.1.15#	Modification P0007 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.4	5/1/14

10.1.16#	Modification P00008 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	7/31/14

10.1.17#	Modification P00009 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	7/31/14

10.1.18#	Modification P00010 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	7/31/14

10.1.19#	Modification P00011 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.4	7/31/14

10.1.20#	Modification P00012 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	10/30/14

10.1.21#	Modification P00013 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.21	2/26/15

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.22#	Modification P00014 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.22	2/26/15

10.1.23#	Modification P00015 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.23	2/26/15

10.1.24#	Modification P00016 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.24	2/26/15

10.1.25#	Modification P00017 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	4/30/15

10.1.26#	Modification P00018 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	4/30/15

10.1.27#	Modification P00019 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	4/30/15

10.1.28#	Modification P00020 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	10/29/15

10.1.29#	Modification P00021 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.30#	Modification P00022 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.31#	Modification P00023 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.32#	Modification P00024 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2*	Form of Severance Protection Agreement with the Company’s executive officers.	10-Q	001-34299	10.3	7/30/15

10.3*	Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, dated as of February 22, 2011.	8-K	001-34299	10.1	2/28/11

10.3.1*	Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, effective as of July 23, 2014.	8-K	001-34299	10.1	7/29/14

10.4*	2007 Employee Stock Option Plan, as amended.	10-K	001-34299	10.26	2/29/12

10.5*	Amended and Restated 2007 Employee Stock Option Plan.	8-K	001-34299	10.1	5/25/12

10.6*	Form of Amendment to Executive Employment Agreement.	8-K	001-34299	10.2	10/29/10

10.7*	Form of Incentive Stock Option Award Agreement.	8-K	001-34299	10.3	3/12/12

10.8*	Form of Incentive Stock Option Award Agreement with double trigger acceleration.	8-K	001-34299	10.4	3/12/12

10.9*	Form of Nonqualified Stock Option Award Agreement.	8-K	001-34299	10.5	3/12/12

10.10*	Form of Nonqualified Stock Option Award Agreement with double trigger acceleration	8-K	001-34299	10.6	3/12/12
10.11	Credit Agreement, dated January 31, 2013, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.	8-K	001-34299	10.1	1/31/13

10.11.1

Amendment Number 1 to Credit and Guaranty Agreement, dated December 21, 2015, among DigitalGlobe, Inc., the guarantors and lenders named therein, Morgan Stanley Senior Funding, Inc., J.P. Morgan Securities, LLC and J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent.

						X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.12*	Severance Protection Agreement by and between Walter S. Scott and DigitalGlobe, Inc., effective as of April 13, 2015.	10-Q	001-34299	10.1	7/30/15

10.13*	Severance Protection Agreement by and between Timothy M. Hascall and DigitalGlobe, Inc., effective as of April 13, 2015.	10-Q	001-34299	10.2	7/30/15

10.14*	Severance Protection Agreement by and between DigitalGlobe, Inc. and Gary W. Ferrera, effective as of January 7, 2015.	10-Q	001-34299	10.5	4/30/15

10.15*	Form of Indemnification Agreements for Directors and Executive Officers.	8-K	001-34299	10.1	10/3/13

10.16*	Form of Restricted Share Unit Award Agreement.	10-Q	001-34299	10.3	10/3/13

10.17*	Form of Performance Share Unit Award Agreement.	10-Q	001-34299	10.4	10/3/13

10.18*	Deferred Compensation Plan, effective October 1, 2013.	10-K	001-34299	10.41	2/26/14

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101+

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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