Form 10-Q
period 2016-03-31
DIGITALGLOBE, INC.
filed 2016-04-27
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of April 20, 2016 there were 62,959,256 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	March 31,
(in millions, except per share data)	2016	2015
Revenue	$175.4	$169.4
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	32.2	39.3
Selling, general and administrative	48.7	57.0
Depreciation and amortization	71.0	67.3
Restructuring charges	2.9	2.2
Income from operations	20.6	3.6
Interest expense, net	(5.1)	(12.7)
Income (loss) before income taxes	15.5	(9.1)
Income tax (expense) benefit	(6.0)	4.2
Equity in earnings from joint ventures, net of tax	(0.9)	—
Net income (loss)	8.6	(4.9)
Preferred stock dividends	(1.0)	(1.0)
Net income (loss) less preferred stock dividends	7.6	(5.9)
Income allocated to participating securities	(0.3)	—
Net income (loss) available to common stockholders	$7.3	$(5.9)

Earnings per share:
Basic earnings (loss) per share	$0.11	$(0.08)
Diluted earnings (loss) per share	$0.11	$(0.08)
Weighted average common shares outstanding:
Basic	64.9	72.4
Diluted	65.1	72.4

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$72.8	$126.1
Restricted cash	4.0	3.6
Accounts receivable, net of allowance for doubtful accounts of $2.9 and $2.8, respectively	101.7	90.8
Deferred contract costs	12.2	13.5
Prepaid and other current assets	18.8	17.4
Total current assets	209.5	251.4
Property and equipment, net of accumulated depreciation of $1,242.6 and $1,179.4, respectively	2,043.6	2,080.2
Goodwill	484.1	484.1
Intangible assets, net of accumulated amortization of $31.9 and $29.6, respectively	30.6	32.9
Long-term restricted cash	5.1	4.3
Long-term deferred contract costs	48.3	47.1
Other assets	21.0	13.2
Total assets	$2,842.2	$2,913.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6.9	$3.9
Current portion of long-term debt	5.5	5.5
Deferred revenue	83.5	80.3
Other accrued liabilities	45.7	64.4
Total current liabilities	141.6	154.1
Long-term debt, net of discount and debt issuance costs	1,104.4	1,104.4
Deferred revenue, non-current	269.6	284.0
Deferred income taxes, net, non-current	94.6	86.4
Other liabilities	36.7	36.2
Total liabilities	$1,646.9	$1,665.1
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.8 shares issued and 63.5 shares outstanding at March 31, 2016 and 76.6 shares issued and 67.4 shares outstanding at December 31, 2015	0.2	0.2
Treasury stock, at cost; 13.3 shares at March 31, 2016 and 9.2 shares at December 31, 2015	(286.9)	(225.8)
Additional paid-in capital	1,502.5	1,502.8
Accumulated deficit	(20.5)	(29.1)
Total stockholders’ equity	1,195.3	1,248.1
Total liabilities and stockholders’ equity	$2,842.2	$2,913.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8.6	$(4.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	71.0	67.3
Stock-based compensation expense, net of capitalized stock-based compensation expense	4.0	4.6
Amortization of aerial image library, deferred contract costs and lease incentive	4.2	4.5
Deferred income taxes	8.2	(5.9)
Excess tax benefit from share-based compensation	(0.1)	(0.9)
Amortization of debt issuance costs and accretion of debt discount, and other	0.8	2.1
Changes in working capital:
Accounts receivable, net	(10.9)	3.6
Deferred contract costs	(4.4)	(4.8)
Other current and non-current assets	(3.5)	4.8
Accounts payable	0.7	5.8
Accrued liabilities	(9.8)	0.5
Deferred revenue	(11.2)	(19.8)
Net cash flows provided by operating activities	57.6	56.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(38.6)	(30.1)
Property and equipment additions	—	(1.2)
Increase in restricted cash	(1.2)	—
Investment in joint venture	(7.5)	—
Net cash flows used in investing activities	(47.3)	(31.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and capital lease obligations	(1.9)	(1.6)
Repurchase of common stock	(60.9)	(31.1)
Proceeds from exercise of stock options	0.1	4.3
Preferred stock dividend payment	(1.0)	(1.0)
Excess tax benefit from share-based compensation	0.1	0.9
Net cash flows used in financing activities	(63.6)	(28.5)
Net decrease in cash and cash equivalents	(53.3)	(2.9)
Cash and cash equivalents, beginning of period	126.1	117.8
Cash and cash equivalents, end of period	$72.8	$114.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $16.6 million and $11.5 million, respectively	5.9	9.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	6.8	3.2
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.General Information

DigitalGlobe, Inc., together with its consolidated subsidiaries (“DigitalGlobe,” “Company,” “we,” “us,” and “our”) is a leading global provider of high-resolution Earth-imagery products and services sourced from our own advanced satellite constellation and third party providers. Our imagery solutions support a wide variety of users in defense and intelligence, civil agencies, mapping and analysis, environmental monitoring, oil and gas exploration, infrastructure management, Internet portals, and navigation technology. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

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

NOTE 2.Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2015 Condensed Consolidated Balance Sheet was derived from the Company’s annual audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the reporting date, and amounts of revenue and expenses during the periods presented. Due to the inherent uncertainties in making estimates, actual results could differ materially from those estimates and such differences may be material to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Standard	Description and Impact on the Financial Statements
ASU 2015-17, Balance Sheet Classification of Deferred Taxes

This standard requires an entity to classify all deferred tax liabilities and assets as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods therein. The standard permits retrospective or prospective adoption methods and early adoption is permitted. The Company early adopted this standard in the first quarter of 2016 on a retrospective basis.  Adoption of this standard did not have a material effect on our consolidated financial statements. As a result of adoption, the Company has retrospectively adjusted the previously issued December 31, 2015 Consolidated Balance Sheet to facilitate comparison among periods by reclassifying current deferred tax assets as a direct deduction to non-current deferred tax liabilities, decreasing current deferred tax assets and non-current deferred tax liabilities by $11.9 million.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

The standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation for debt discounts. The Company early adopted the standard as of December 31, 2015 and applied the guidance retrospectively. The Company has presented debt issuance costs of $22.7 million as a direct deduction from the associated liability for the period ended December 31, 2015.

Standards Not Yet Adopted

Standard	Description
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

ASU 2016-02, Leases (ASC Topic 842)

The standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new guidance also requires additional disclosure regarding leasing arrangements. This standard requires the use of a modified retrospective transition method and is effective for the Company beginning January 1, 2019.  Early adoption is permitted.  The Company is currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			March 31, 2016	December 31, 2015
Satellites	9	–	13	$1,797.7	$1,797.7
Construction in progress		–		836.5	815.3
Computer equipment and software	3	–	12	481.2	470.5
Machinery and equipment, including ground terminals		5		105.3	110.6
Furniture, fixtures and other	3	–	7	58.9	58.9
Land and buildings		34		6.6	6.6
Total property and equipment				3,286.2	3,259.6
Accumulated depreciation				(1,242.6)	(1,179.4)
Property and equipment, net				$2,043.6	$2,080.2

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $68.7 million and $64.7 million for the three months ended March 31, 2016 and 2015, respectively.

Satellite Constellation

As of March 31, 2016, the Company operates a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. Our WorldView-4 satellite is classified as construction in progress. The net book value of each in-orbit satellite is as follows:

		March 31, 2016			December 31, 2015
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in millions)	(in years)	Amount	Depreciation	Value	Amount	Depreciation	Value
GeoEye-1	9.0	$211.8	$(134.2)	$77.6	$211.8	$(123.6)	$88.2
WorldView-1	13.0	473.2	(350.1)	123.1	473.2	(343.4)	129.8
WorldView-2	13.0	463.2	(247.8)	215.4	463.2	(239.8)	223.4
WorldView-3	11.5	649.5	(84.7)	564.8	649.5	(70.6)	578.9
Satellites, net		$1,797.7	$(816.8)	$980.9	$1,797.7	$(777.4)	$1,020.3

NOTE 4.Goodwill and Intangible Assets

There have been no changes in goodwill from December 31, 2015 to March 31, 2016.

Intangible assets consisted of the following:

				March 31, 2016			December 31, 2015
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	–	5	$27.2	$(17.6)	$9.6	$27.2	$(16.2)	$11.0
Customer relationships	10	–	12	27.0	(6.5)	20.5	27.0	(5.8)	21.2
Trademarks		3		5.6	(5.4)	0.2	5.6	(5.2)	0.4
FCC licenses and other	2	–	20	2.7	(2.4)	0.3	2.7	(2.4)	0.3
Total				$62.5	$(31.9)	$30.6	$62.5	$(29.6)	$32.9

Intangible amortization expense was $2.3 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2016	$5.9
2017	7.7
2018	2.9
2019	2.5
2020	2.5
Thereafter	9.1
Total	$30.6

NOTE 5.Debt

The Company’s debt obligations consist of a $550.0 million Senior Secured Term Loan due February 1, 2020 (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility due February 1, 2018 (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to $600.0 million in 5.25% senior notes due February 1, 2021 (“Senior Notes”). As of March 31, 2016, the Company had not drawn any amounts under the Revolving Credit Facility. The 2013 Credit Facility requires that the Company comply with a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2016, we were in compliance with our debt covenants.

The following table provides a summary of the Company’s long-term debt:

(in millions)	March 31, 2016	December 31, 2015
Term Loan due February 1, 2020	$533.5	$534.9
Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,133.5	1,134.9
Less: unamortized discounts and issuance costs	(23.6)	(25.0)
Total borrowings, net	1,109.9	1,109.9
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,104.4	$1,104.4

The Company’s future debt payments, excluding interest payments, consisted of the following as of March 31, 2016:

(in millions)	Amount
Remainder of 2016	$4.1
2017	5.5
2018	5.5
2019	5.5
2020	512.9
Thereafter	600.0
Total	$1,133.5

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense, net consisted of the following:

	For the three months ended
	March 31,
(in millions)	2016	2015
Interest	$14.4	$13.0
Accretion of debt discount, debt issuance cost amortization and line of credit fees	2.0	1.8
Capitalized interest	(11.2)	(2.1)
Interest expense	$5.2	$12.7
Interest income	(0.1)	—
Interest expense, net	$5.1	$12.7

NOTE 6.Fair Values of Financial Instruments

The fair value of our long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,075.2 million and $1,028.2 million at March 31, 2016 and December 31, 2015, respectively, and is classified within Level 2 of the valuation hierarchy. Our cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. The carrying values of our cash and cash equivalents, receivables, other current assets, accounts payable, and accrued liabilities approximate fair value.

NOTE 7.Deferred Revenue

A rollforward of deferred revenue from December 31, 2015 to March 31, 2016 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
December 31, 2015	$172.9	$68.9	$73.7	$41.5	$7.3	$364.3
Deferred revenue on cash collections	75.0	17.6	—	25.5	16.5	134.6
Deferred revenue recognized	(84.3)	(14.8)	(3.8)	(27.2)	(15.7)	(145.8)
March 31, 2016	$163.6	$71.7	$69.9	$39.8	$8.1	$353.1

NOTE 8.Restructuring Charges

In February 2015, the Company initiated a restructuring plan intended to improve our operational efficiency. Under the restructuring plan, the Company reduced global headcount and rationalized its real estate footprint. The Company incurred $7.0 million in restructuring charges as a result of these efforts, which were completed in the first quarter of 2016. The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
December 31, 2015	$—	$—	$—	$—
Provision for restructuring charges	—	0.2	—	0.2
Cash payments	—	(0.2)	—	(0.2)
March 31, 2016	$—	$—	$—	$—

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In October 2015, the Company initiated a separate restructuring plan, in which the Company may incur up to $10.0 million in an effort to further reduce global headcount and rationalize its real estate footprint. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the fourth quarter of 2016. The components of the restructuring liability, which are included in other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheet, were as follows:

(in millions)	Severance	Facilities	Other costs	Total
December 31, 2015	$0.4	$—	$—	$0.4
Provision for restructuring charges	1.7	1.0	—	2.7
Cash payments	(1.7)	(1.0)	—	(2.7)
March 31, 2016	$0.4	$—	$—	$0.4

NOTE 9.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
(in millions)	2016	2015
Compensation and other employee benefits	$12.8	$13.9
Construction in progress accruals	7.2	8.3
Accrued interest	5.5	13.4
Other accrued expense	20.2	28.8
Total	$45.7	$64.4

NOTE 10.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rate for the three months ended March 31, 2016 was 38.7%, differing from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete items.

NOTE 11.Stock-Based Compensation

During the three months ended March 31, 2016, the Company awarded 1.3 million unvested restricted stock units at an average grant date fair value of $15.54 per share. Of this amount, 0.4 million stock units represent performance shares that are subject to service, performance and market vesting conditions with an average grant date fair value of $16.99 per share. We did not grant any stock options during the three months ended March 31, 2016.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $4.0 million and $4.6 million during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, unrecognized compensation expense related to unvested restricted stock awards and units, including those subject to service, performance and market vesting conditions, was $41.1 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 3.0 years.

As of March 31, 2016, the number of options outstanding was 1.6 million at a weighted-average exercise price of $20.60 per share, and the number of options exercisable was 1.6 million at a weighted-average exercise price of $20.61 per share.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12.Stockholders’ Equity

Share Repurchase Program

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors increased authorized share repurchases of the Company’s outstanding common stock by an additional $130.0 million through December 31, 2016. The approval increases the total authorized amount under the program to $335.0 million. During the three months ended March 31, 2016, the Company repurchased 4,116,271 shares at an average purchase price of $14.80 per share, for a total of $60.9 million. As of March 31, 2016, we have repurchased a total of 13,079,057 shares at an average purchase price of $21.45, for a total of $280.5 million under the program.  The average purchase price and total dollar value purchased include broker transaction fees and commissions.

Series A Convertible Preferred Stock

The Company declared dividends on the outstanding shares of Series A Convertible Preferred Stock of $1.0 million during each of the three months ended March 31, 2016 and 2015.

Comprehensive Income

For the three months ended March 31, 2016 and 2015, there were no material differences between net income (loss) and comprehensive income (loss).

NOTE 13.Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended
	March 31,
(in millions, except per share data)	2016	2015
Net income (loss)	$8.6	$(4.9)
Preferred stock dividends	(1.0)	(1.0)
Net income (loss) less preferred stock dividends	7.6	(5.9)
Income allocated to participating securities	(0.3)	—
Net income (loss) available to common stockholders	$7.3	$(5.9)
Basic weighted average number of common shares outstanding	64.9	72.4
Assuming exercise of stock options and restricted shares	0.2	—
Diluted weighted average number of common shares outstanding	65.1	72.4
Earnings (loss) per share:
Basic	$0.11	$(0.08)
Diluted	$0.11	$(0.08)

The potential common shares from the conversion of Series A Convertible Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three month periods ended March 31, 2016 and 2015. The number of stock options and non-vested restricted stock awards and units that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 2.6 million and 2.8 million for the three month periods ended March 31, 2016 and 2015, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14.Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with its equity method investees.

In June 2012, the Company made an investment in a joint venture in China. The Company sold $2.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, in products and services to the joint venture. Amounts owed to the Company by the joint venture at March 31, 2016 and December 31, 2015 were $3.9 million and $3.0 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., we committed to provide imagery to the joint venture from our ImageLibrary on an ongoing basis for the purpose of producing photo-realistic three- dimensional products and digital elevation models. Upon formation, we contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. During the three months ended March 31, 2016, the Company provided $7.5 million in equity financing to the joint venture, and may be obligated to provide an additional $2.5 million in 2016.

NOTE 15.Commitments and Contingencies

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

NOTE 16.Significant Customers and Geographic Information

The Company operates in a single segment, in which it provides imagery products and services to customers around the world. The Company uses common infrastructure and technology to collect, process and distribute its imagery products and services to all customers, and measures performance based on consolidated operating results and achievement of individual performance goals.

The Company has two primary customer groups: U.S. Government and Diversified Commercial. U.S. Government revenue consists primarily of the EnhancedView Service Level Agreement (“EnhancedView SLA”) with the United States National Geospatial-Intelligence Agency (“NGA”), other revenue and value-added services, and amortization of pre-full operational capability (“FOC”) payments related to the NextView agreement with the NGA. Diversified Commercial consists the following types of customers: Direct Access Program (“DAP”), international civil government, LBS, energy, other international defense and intelligence, and other industry verticals.

The following table summarizes revenue for each customer group:

	For the three months ended
	March 31,
(in millions)	2016	2015
U.S. Government	$110.3	$114.8
Diversified Commercial	65.1	54.6
Total	$175.4	$169.4

We classify revenue geographically according to the ship to address. U.S. and international sales were as follows:

	For the three months ended
	March 31,
(in millions)	2016	2015
U.S.	$121.6	$127.9
International	53.8	41.5
Total	$175.4	$169.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements are based upon our current expectations and assumptions of future events and are subject to risks and uncertainties that could cause our actual results or performance to differ materially from those indicated by such forward looking statements. Some of the risks or uncertainties that could cause actual results to differ include, but are not limited to: the loss or reduction in scope of any of our primary contracts, or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; our ability to meet our obligations under the EnhancedView contract; our reliance on a limited number of vendors to provide certain key products or services to us; breach of our system security measures or loss of our secure facility clearance and accreditation; the loss or damage to any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground systems and other infrastructure; decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; changes in political or economic conditions, including fluctuations in the value of foreign currencies, interest rates, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions; our ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; failure to obtain or maintain required regulatory approvals and licenses; and, changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services. Additional information concerning these and other risk factors can be found in our filings with the U.S. Securities and Exchange Commission, including Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to revise or update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

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

Our principal customers include U.S. and foreign governments, LBS providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 6.7 billion square kilometers of imagery, an area the equivalent of 44 times the landmass of the earth, accumulated since 1999. As of March 31, 2016, our collection capacity capability was approximately 1.37 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the earth’s land surface area, and offers intraday revisit around the globe.

2016 Highlights

Share Repurchase Program

In October 2015, the Company’s Board of Directors increased authorized share repurchases of the Company’s outstanding common stock to $335.0 million through December 31, 2016. As of March 31, 2016, we have repurchased a total of 13,079,057 shares at an average purchase price of $21.45, for a total of $280.5 million under the program, including broker transaction fees and commissions.

Re-engineering and Restructuring Plans

In February 2015, the Company initiated a re-engineering and restructuring plan intended to improve our operational efficiency. We completed this plan and realized the benefits resulting from our efforts in the first quarter of 2016. The Company incurred approximately $10.8 million of the originally anticipated $15.0 million as a result of these efforts, which included restructuring charges to reduce global headcount and rationalize our real estate footprint, and other re-engineering charges to realize efficiencies from reducing headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS. The decrease in spend resulted primarily from lower than anticipated lease termination fees associated with the consolidation of our real estate footprint.

In October 2015, the Company initiated a separate re-engineering and restructuring plan, in which the Company may incur up to $18.0 million in an effort to further reduce global headcount, rationalize its real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and undertake other efficiency initiatives. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the fourth quarter of 2016.

	October 2015 Plan
		Expected
(in millions)	Incurred	Remaining	Total
Restructuring charges	$4.9	$5.1	$10.0
Other re-engineering charges	2.3	5.7	8.0
Total	$7.2	$10.8	$18.0

Recent Satellite Developments

The Company has one satellite under construction, WorldView-4, which it intends to launch in the third quarter of 2016. The Company has received early contractual agreements and letters of intent for direct access capacity from international defense and intelligence customers. We anticipate that these pre-launch commitments will generate incremental revenue in 2017, when the satellite is expected to begin commercial operations.

In February 2016, the Company signed an agreement with two Saudi Arabian entities to form a joint venture to develop a constellation of six or more sub-meter resolution satellites. The Saudi Arabian entities will be responsible for the construction, integration and launch of the satellites. The constellation will leverage the Company's ground infrastructure and global distribution capabilities. The satellites are expected to launch in late 2018 or early 2019.

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following table summarizes our results of operations:

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
U.S. Government revenue	$110.3	$114.8	(3.9)%
Diversified Commercial revenue	65.1	54.6	19.2
Total revenue	175.4	169.4	3.5
Cost of revenue, excluding depreciation and amortization	32.2	39.3	(18.1)
Selling, general and administrative	48.7	57.0	(14.6)
Depreciation and amortization	71.0	67.3	5.5
Restructuring charges	2.9	2.2	31.8
Income from operations	20.6	3.6	*
Interest expense, net	(5.1)	(12.7)	(59.8)
Income (loss) before income taxes	15.5	(9.1)	*
Income tax (expense) benefit	(6.0)	4.2	*
Equity in earnings from joint ventures, net of tax	(0.9)	—	*
Net income (loss)	$8.6	$(4.9)	*	%

*Not meaningful

The following table summarizes our results of operations as a percentage of total revenue:

	For the three months ended
	March 31,
	2016	2015
U.S. Government revenue	62.9%	67.8%
Diversified Commercial revenue	37.1	32.2
Total revenue	100.0	100.0
Cost of revenue, excluding depreciation and amortization	18.4	23.2
Selling, general and administrative	27.8	33.7
Depreciation and amortization	40.5	39.7
Restructuring charges	1.6	1.3
Income from operations	11.7	2.1
Interest expense, net	(2.9)	(7.5)
Income (loss) before income taxes	8.8	(5.4)
Income tax (expense) benefit	(3.4)	2.5
Equity in earnings from joint ventures, net of tax	(0.5)	—
Net income (loss)	4.9%	(2.9)%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and the provision of other services to end users, resellers and partners. The Company has two primary customer groups: U.S. Government and Diversified Commercial.

U.S. Government

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$84.3	—%
Other revenue and value-added services	22.2	26.7	(16.9)
Amortization of pre-FOC payments related to NextView	3.8	3.8	—
Total	$110.3	$114.8	(3.9)%

Reseller and Direct Sales:
Direct	99.9%	99.9%	—%
Resellers	0.1	0.1	—
Total	100.0%	100.0%	—%

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

U.S. Government revenue decreased $4.5 million, or 3.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Other revenue and value-added services declined primarily due to a decrease in non-cash amortization of Global EGD deferred revenue.

Diversified Commercial

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Diversified Commercial Revenue:
DAP	$33.2	$24.6	35.0%
Other diversified commercial	31.9	30.0	6.3
Total	$65.1	$54.6	19.2%

U.S. and International Sales:
U.S.	$11.3	$13.1	(13.7)%
International	53.8	41.5	29.6
Total	$65.1	$54.6	19.2%

Reseller and Direct Sales:
Direct	75.5%	75.8%	(0.4)%
Resellers	24.5	24.2	1.2
Total	100.0%	100.0%	—%

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

Diversified Commercial revenue increased $10.5 million, or 19.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. DAP revenue increased due to additional image deliveries and access minutes to meet customer demands, primarily driven by events in the Middle East. Other diversified commercial increased primarily due to increased revenue from civil government and other international defense and intelligence customers.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Labor and labor-related costs	$16.3	$16.4	(0.6)%
Facilities, subcontracting and equipment costs	13.2	19.4	(32.0)
Consulting and professional fees	0.4	1.1	(63.6)
Other direct costs	2.3	2.4	(4.2)
Total	$32.2	$39.3	(18.1)%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue decreased $7.1 million, or 18.1%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Facilities, subcontracting and equipment costs decreased primarily as a result of procurement savings on various operating expenses and our re-engineering and restructuring efforts.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Labor and labor-related costs	$28.1	$33.1	(15.1)%
Consulting and professional fees	6.1	9.4	(35.1)
Rent and facilities	4.4	4.0	10.0
Computer hardware and software	3.5	3.7	(5.4)
Satellite insurance	2.3	3.1	(25.8)
Other	4.3	3.7	16.2
Total	$48.7	$57.0	(14.6)%

Selling, general, and administrative expenses decreased $8.3 million, or 14.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Labor and labor-related costs decreased primarily from lower headcount in connection with our restructuring efforts. Consulting and professional fees decreased primarily from our re-engineering efforts.

Depreciation and Amortization

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Depreciation and amortization	$71.0	$67.3	5.5%

Depreciation and amortization increased $3.7 million, or 5.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is primarily driven by impairment charges of $2.6 million to reduce the carrying value of assets held for sale to their estimated fair value, less costs to sell. The Company expects to sell certain assets as part of continued efforts to rationalize its real estate footprint.

Restructuring Charges

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Restructuring charges	$2.9	$2.2	31.8%

In 2015, the Company initiated two restructuring plans intended to improve our operational efficiency. Under the restructuring plans, the Company has and expects to continue to reduce global headcount and rationalize its real estate footprint. Restructuring charges incurred during the three month periods ended March 31, 2015 and 2016 relate to these plans. Refer to Note 8 “Restructuring Charges” to the Unaudited Condensed Consolidated Financial Statements for further detail.

Interest Expense, net

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Interest expense, net	$(5.1)	$(12.7)	(59.8)%

Our interest charges consist primarily of expense on borrowings used to finance satellite construction, which are capitalized as a cost of our satellite construction.

Interest expense, net of capitalized interest of $11.2 million, decreased $7.6 million for the three months ended March 31, 2016 primarily as a result of 68.3% of our interest being capitalized to capital projects during the three months ended March 31, 2016 compared to 14.2% during the three months ended March 31, 2015. We did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage from December 2014 until mid-March 2015.

Income Tax (Expense) Benefit

	For the three months ended
	March 31,
(in millions)	2016	2015	% Change
Income tax (expense) benefit	$(6.0)	$4.2	*

Income tax expense increased $10.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to generating pre-tax income in 2016 compared to a pre-tax loss in 2015.

Backlog

The following table represents our backlog as of March 31, 2016:

	Backlog
(in millions)	Next 12 Months	Life of Contracts
Total Backlog	$539.0	$2,141.9

We define backlog as our estimate of future revenue from all contractual commitments, including those under the anticipated ten-year term of the EnhancedView SLA we entered into with the NGA in August 2010, amounts committed under DAP agreements, firm orders, minimum commitments under signed customer contracts, remaining subscriptions, firm fixed price reimbursement, and funded and unfunded task orders from our customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts for products and services that we believe we are qualified to provide.

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

Balance Sheet Measures

Total assets decreased $71.0 million, or 2.4%, from December 31, 2015 to March 31, 2016 driven by a $53.3 million decrease in cash and cash equivalents primarily as a result of our share repurchase program, and a $36.6 million decrease in property, plant and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to WorldView-4. These decreases were partially offset by a $10.9 million increase in accounts receivable due to the timing of customer payment receipts and a $7.8 million increase in other assets primarily due to equity financing provided to Vricon, Inc.

Total liabilities decreased $18.2 million, or 1.1%, from December 31, 2015 to March 31, 2016 primarily due to an $18.7 million decrease in other accrued liabilities as a result of interest payments made on our long-term debt.

Liquidity and Capital Resources

As of March 31, 2016, we had $72.8 million in cash and cash equivalents and $150.0 million available for borrowing under our Revolving Credit Facility. At March 31, 2016, we were in compliance with our debt covenants.

We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next twelve months. If the U.S. Government, our largest customer, were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next twelve months. Furthermore, we believe we are adequately reserved for receivables denominated in U.S. dollars from foreign customers experiencing fluctuations in the value of foreign currencies.

In summary, our cash flows were:

	Three months ended March 31,
(in millions)	2016	2015
Net income (loss)	$8.6	$(4.9)
Non-cash items	88.1	71.7
Changes in working capital	(39.1)	(9.9)
Net cash provided by operating activities	57.6	56.9
Net cash used in investing activities	(47.3)	(31.3)
Net cash used in financing activities	$(63.6)	$(28.5)

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

Cash provided by operating activities increased $0.7 million, or 1.2%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily due to increased net income adjusted for non-cash items, including depreciation and amortization, partially offset by a net decrease in cash from changes in working capital, primarily driven by deferred revenue, accounts receivable and accrued liabilities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment, including assets under construction, as well as business acquisitions.

In the three months ended March 31, 2016, we incurred $38.6 million in capital expenditures, which includes capitalized interest of $16.6 million. Cash used in investing activities increased $16.0 million, or 51.1%, from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to capital expenditures related to WorldView-4 and equity financing provided to Vricon, Inc.

Financing Activities

Cash used in financing activities consists primarily of stock buybacks as part of our share repurchase program, principal payments made on our long-term debt, proceeds from stock option exercises and preferred stock dividend payments.

Cash used in financing activities increased $35.1 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily as a result of activity in our share repurchase program.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	For the three months ended
	March 31,
(in millions)	2016	2015
Net income (loss)	$8.6	$(4.9)
Depreciation and amortization	71.0	67.3
Interest expense, net	5.1	12.7
Income tax expense (benefit)	6.0	(4.2)
EBITDA	90.7	70.9
Restructuring charges	2.9	2.2
Other re-engineering charges	0.9	—
Joint venture losses, net	0.9	—
Adjusted EBITDA	$95.4	$73.1

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

We believe that EBITDA and Adjusted EBITDA measures are particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current or future period capital expenditures. The cost to construct and launch a satellite and to build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. Current depreciation expense is also not indicative of the revenue generating potential of the satellites.

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA further adjusts EBITDA to exclude restructuring and other re-engineering costs, as these are non-core items.  Additionally, it excludes joint venture losses because this is a non-core item that is not related to our primary operations.

Restructuring charges relate to our re-engineering and restructuring plans announced in 2015, pursuant to which the Company has and expects to continue to reduce global headcount and rationalize our real estate footprint. Other re-engineering charges are associated with the re-engineering and restructuring plans announced in 2015 and represent costs incurred to realize efficiencies from reducing headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission IKONOS.

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

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the three months ended
	March 31,
(in millions)	2016	2015
Net cash flows provided by operating activities	$57.6	$56.9
Net cash flows used in investing activities	(47.3)	(31.3)
Investment in joint venture	7.5	—
Free cash flow	$17.8	$25.6

Free cash flow is defined as net cash flows provided by operating activities less net cash flows used in investing activities (excluding acquisition of businesses, net of cash acquired and excluding other strategic investments).  Free cash flow is not a recognized term under U.S. GAAP and may not be defined similarly by other companies.  Free cash flow should not be considered an alternative to “operating income (loss),” “net income (loss),” “net cash flows provided by (used in) operating activities” or any other measure determined in accordance with U.S. GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most comparable U.S. GAAP measure — “net cash flows provided by (used in) operating activities” because it provides information about the amount of cash generated before acquisitions of businesses that is then available to repay debt obligations, make investments, fund acquisitions, and for certain other activities.  There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

As of March 31, 2016, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Refer to the critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, where we discuss our significant judgments and estimates. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk during the first quarter of 2016.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the 2015 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

ITEM 1A.  RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2016. There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors increased authorized share repurchases of the Company’s outstanding common stock by an additional $130.0 million through December 31, 2016.  The approval increased the total authorized amount under the program to $335.0 million. As of March 31, 2016, we have repurchased 13,079,057 shares at an average purchase price of $21.45, for a total of $280.5 million under the program, including broker transaction fees and commissions. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Share repurchase activity during the quarter ended March 31, 2016 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
January 1, 2016 to January 31, 2016	2,385,704	14.29
February 1, 2016 to February 29, 2016	720,208	13.90
March 1, 2016 to March 31, 2016	1,010,359	16.64
Total	4,116,271	$14.80	13,079,057	$54,760,986

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

Date: April 27, 2016	/s/Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Modification P00025 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00026 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00027 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Modification P00029 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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