Form 10-Q
period 2016-06-30
DIGITALGLOBE, INC.
filed 2016-07-28
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of July 20, 2016, there were 62,658,503 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenue	$175.5	$178.0	$350.9	$347.4
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	35.8	37.2	68.0	76.5
Selling, general and administrative	45.1	52.9	93.8	109.9
Depreciation and amortization	66.9	68.7	137.9	136.0
Restructuring charges	1.6	0.4	4.5	2.6
Income from operations	26.1	18.8	46.7	22.4
Interest expense, net	(4.7)	(5.4)	(9.8)	(18.1)
Income before income taxes	21.4	13.4	36.9	4.3
Income tax expense	(7.9)	(5.4)	(13.9)	(1.2)
Equity in earnings from joint ventures, net of tax	(1.3)	—	(2.2)	—
Net income	12.2	8.0	20.8	3.1
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(2.0)
Net income less preferred stock dividends	11.2	7.0	18.8	1.1
Income allocated to participating securities	(0.5)	(0.3)	(0.9)	—
Net income available to common stockholders	$10.7	$6.7	$17.9	$1.1

Earnings per share:
Basic earnings per share	$0.17	$0.09	$0.28	$0.02
Diluted earnings per share	$0.17	$0.09	$0.28	$0.02
Weighted average common shares outstanding:
Basic	62.9	72.1	63.9	72.3
Diluted	63.4	72.8	64.2	73.1

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$100.5	$126.1
Restricted cash	2.3	3.6
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $2.8, respectively	99.3	90.8
Deferred contract costs	11.2	13.5
Prepaid and other current assets	15.1	17.4
Total current assets	228.4	251.4
Property and equipment, net of accumulated depreciation of $1,285.5 and $1,179.4, respectively	2,032.5	2,080.2
Goodwill	484.1	484.1
Intangible assets, net of accumulated amortization of $33.8 and $29.6, respectively	28.7	32.9
Long-term restricted cash	5.1	4.3
Long-term deferred contract costs	49.8	47.1
Other assets	21.1	13.2
Total assets	$2,849.7	$2,913.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9.5	$3.9
Current portion of long-term debt	5.5	5.5
Deferred revenue	85.9	80.3
Other accrued liabilities	59.1	64.4
Total current liabilities	160.0	154.1
Long-term debt, net of discount and debt issuance costs	1,104.4	1,104.4
Deferred revenue, non-current	251.0	284.0
Deferred income taxes, net, non-current	103.3	86.4
Other liabilities	36.0	36.2
Total liabilities	$1,654.7	$1,665.1
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.9 shares issued and 62.7 shares outstanding at June 30, 2016 and 76.6 shares issued and 67.4 shares outstanding at December 31, 2015	0.2	0.2
Treasury stock, at cost; 14.2 shares at June 30, 2016 and 9.2 shares at December 31, 2015	(302.9)	(225.8)
Additional paid-in capital	1,506.0	1,502.8
Accumulated deficit	(8.3)	(29.1)
Total stockholders’ equity	1,195.0	1,248.1
Total liabilities and stockholders’ equity	$2,849.7	$2,913.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20.8	$3.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	137.9	136.0
Stock-based compensation expense, net of capitalized stock-based compensation expense	8.3	9.5
Amortization of aerial image library, deferred contract costs and lease incentive	8.4	8.8
Deferred income taxes	14.0	(1.0)
Excess tax benefit from share-based compensation	(0.1)	(1.3)
Amortization of debt issuance costs and accretion of debt discount, and other	6.0	3.3
Changes in working capital:
Accounts receivable, net	(8.5)	29.4
Deferred contract costs	(8.0)	(10.3)
Other current and non-current assets	(2.4)	5.2
Accounts payable	3.7	(0.9)
Accrued liabilities	(4.1)	10.3
Deferred revenue	(27.4)	(40.2)
Net cash flows provided by operating activities	148.6	151.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(85.6)	(64.5)
Property and equipment additions	(0.2)	(1.9)
Decrease (increase) in restricted cash	0.5	(0.8)
Investment in joint venture	(7.5)	(5.0)
Net cash flows used in investing activities	(92.8)	(72.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and capital lease obligations	(3.9)	(3.2)
Repurchase of common stock	(76.8)	(63.8)
Proceeds from exercise of stock options	1.2	5.2
Preferred stock dividend payment	(2.0)	(2.0)
Excess tax benefit from share-based compensation	0.1	1.3
Net cash flows used in financing activities	(81.4)	(62.5)
Net (decrease) increase in cash and cash equivalents	(25.6)	17.2
Cash and cash equivalents, beginning of period	126.1	117.8
Cash and cash equivalents, end of period	$100.5	$135.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $21.8 million and $15.9 million, respectively	7.4	13.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	0.4	0.4
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

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

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.

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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies will need to use more judgment and make more estimates than under existing guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-14, to defer the effective date of the standard by one year. The new guidance will be effective for the Company beginning on January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09: ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifies the principal versus agent considerations; ASU 2016-10, Identifying Performance Obligations and Licensing clarifies the identification of performance obligations and accounting for the license of intellectual property; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients contains practical expedients related to contract modifications and addresses certain implementation issues. The Company is planning to adopt ASU 2014-09 and the related ASUs on January 1, 2018. The Company continues to evaluate the impact of these ASUs on our consolidated financial statements and related disclosures, as well as which transition method to apply.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

This standard requires all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. The standard is effective for the Company beginning on January 1, 2017. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			June 30, 2016	December 31, 2015
Satellites	9	–	13	$1,797.7	$1,797.7
Construction in progress		–		866.6	815.3
Computer equipment and software	3	–	12	476.6	470.5
Machinery and equipment, including ground terminals		5		105.3	110.6
Furniture, fixtures and other	3	–	7	65.2	58.9
Land and buildings		34		6.6	6.6
Total property and equipment				3,318.0	3,259.6
Accumulated depreciation				(1,285.5)	(1,179.4)
Property and equipment, net				$2,032.5	$2,080.2

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $65.0 million and $66.2 million for the three months ended June 30, 2016 and 2015, respectively, and $133.7 million and $130.9 million for the six months ended June 30, 2016 and 2015, respectively.

Satellite Constellation

As of June 30, 2016, the Company operates a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. Our WorldView-4 satellite is classified as construction in progress. The net book value of each in-orbit satellite is as follows:

		June 30, 2016			December 31, 2015
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in millions)	(in years)	Amount	Depreciation	Value	Amount	Depreciation	Value
GeoEye-1	9.0	$211.8	$(144.7)	$67.1	$211.8	$(123.6)	$88.2
WorldView-1	13.0	473.2	(356.7)	116.5	473.2	(343.4)	129.8
WorldView-2	13.0	463.2	(255.8)	207.4	463.2	(239.8)	223.4
WorldView-3	11.5	649.5	(98.8)	550.7	649.5	(70.6)	578.9
Satellites, net		$1,797.7	$(856.0)	$941.7	$1,797.7	$(777.4)	$1,020.3

NOTE 4.Goodwill and Intangible Assets

There have been no changes in goodwill from December 31, 2015 to June 30, 2016.

Intangible assets consisted of the following:

				June 30, 2016			December 31, 2015
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	–	5	$27.2	$(18.9)	$8.3	$27.2	$(16.2)	$11.0
Customer relationships	10	–	12	27.0	(7.0)	20.0	27.0	(5.8)	21.2
Trademarks		3		5.6	(5.5)	0.1	5.6	(5.2)	0.4
FCC licenses and other	2	–	20	2.7	(2.4)	0.3	2.7	(2.4)	0.3
Total				$62.5	$(33.8)	$28.7	$62.5	$(29.6)	$32.9

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible amortization expense was $1.9 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $4.2 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2016	$4.0
2017	7.7
2018	2.9
2019	2.5
2020	2.5
Thereafter	9.1
Total	$28.7

NOTE 5.Debt

The Company’s debt obligations consist of a $550.0 million Senior Secured Term Loan due February 1, 2020 (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility due February 1, 2018 (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to $600.0 million in 5.25% senior notes due February 1, 2021 (“Senior Notes”). As of June 30, 2016, the Company had not drawn any amounts under the Revolving Credit Facility. The 2013 Credit Facility requires that the Company comply with a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2016, we were in compliance with our debt covenants.

The following table provides a summary of the Company’s long-term debt:

(in millions)	June 30, 2016	December 31, 2015
Term Loan due February 1, 2020	$532.1	$534.9
Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,132.1	1,134.9
Less: unamortized discounts and issuance costs	(22.2)	(25.0)
Total borrowings, net	1,109.9	1,109.9
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,104.4	$1,104.4

The Company’s future debt payments, excluding interest payments, consisted of the following as of June 30, 2016:

(in millions)	Amount
Remainder of 2016	$2.7
2017	5.5
2018	5.5
2019	5.5
2020	512.9
Thereafter	600.0
Total	$1,132.1

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense, net consisted of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Interest	$14.5	$13.1	$28.9	$26.1
Accretion of debt discount, debt issuance cost amortization and line of credit fees	2.0	1.8	4.0	3.6
Capitalized interest	(11.7)	(9.4)	(22.9)	(11.5)
Interest expense	$4.8	$5.5	$10.0	$18.2
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Interest expense, net	$4.7	$5.4	$9.8	$18.1

NOTE 6.Fair Values of Financial Instruments

The fair value of our long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,084.1 million and $1,028.2 million at June 30, 2016 and December 31, 2015, respectively, and is classified within Level 2 of the valuation hierarchy. Our cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. The carrying values of our cash and cash equivalents, receivables, other current assets, accounts payable, and accrued liabilities approximate fair value.

NOTE 7.Deferred Revenue

A rollforward of deferred revenue from December 31, 2015 to June 30, 2016 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
December 31, 2015	$172.9	$68.9	$73.7	$41.5	$7.3	$364.3
Deferred revenue on cash collections	150.0	29.5	—	40.4	36.3	256.2
Deferred revenue recognized	(168.6)	(29.5)	(7.6)	(45.0)	(32.9)	(283.6)
June 30, 2016	$154.3	$68.9	$66.1	$36.9	$10.7	$336.9

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

(in millions)	Severance	Facilities	Other costs	Total
December 31, 2015	$—	$—	$—	$—
Provision for restructuring charges	—	0.2	—	0.2
Cash payments	—	(0.2)	—	(0.2)
June 30, 2016	$—	$—	$—	$—

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In October 2015, the Company initiated a separate restructuring plan, in which the Company expects to incur up to $8.5 million of the originally anticipated $10.0 million in an effort to further reduce global headcount and rationalize its real estate footprint. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the fourth quarter of 2016. The components of the restructuring liability, which are included in other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheet, were as follows:

(in millions)	Severance	Facilities	Other costs	Total
December 31, 2015	$0.4	$—	$—	$0.4
Provision for restructuring charges	2.1	2.2	—	4.3
Cash payments	(2.4)	(2.2)	—	(4.6)
June 30, 2016	$0.1	$—	$—	$0.1

NOTE 9.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
(in millions)	2016	2015
Compensation and other employee benefits	$19.7	$13.9
Construction in progress accruals	6.8	8.3
Accrued interest	13.2	13.4
Other accrued expense	19.4	28.8
Total	$59.1	$64.4

NOTE 10.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rates for the three and six months ended June 30, 2016 were 36.9% and 37.7%, respectively, differing from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete items.

NOTE 11.Stock-Based Compensation

During the six months ended June 30, 2016, the Company awarded 1.4 million unvested restricted stock units at an average grant date fair value of $15.58 per share. Of this amount, 0.4 million stock units represent performance shares that are subject to service, performance and market vesting conditions with an average grant date fair value of $16.90 per share. We did not grant any stock options during the six months ended June 30, 2016.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $4.3 million and $4.9 million during the three months ended June 30, 2016 and 2015, respectively, and $8.3 million and $9.5 million during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, unrecognized compensation expense related to unvested restricted stock awards and units, including those subject to service, performance and market vesting conditions, was $34.2 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 2.8 years.

As of June 30, 2016, the number of options outstanding and exercisable were 1.5 million at a weighted-average exercise price of $20.82 per share.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12.Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors has authorized a program to repurchase up to $335.0 million of the Company’s outstanding common stock through December 31, 2016. During the three months ended June 30, 2016, the Company repurchased 882,808 shares at an average purchase price of $18.00 per share, for a total of $15.9 million. For the six months ended June 30, 2016, the Company repurchased 4,999,079 shares at an average purchase price of $15.37 per share, for a total of $76.8 million. As of June 30, 2016, we have repurchased a total of 13,961,865 shares at an average purchase price of $21.23, for a total of $296.4 million under the program.  The average purchase price and total dollar value purchased include broker transaction fees and commissions.

Series A Convertible Preferred Stock

The Company declared dividends on the outstanding shares of Series A Convertible Preferred Stock of $1.0 million during each of the three months ended June 30, 2016 and 2015, and $2.0 million during each of the six months ended June 30, 2016 and 2015.

Comprehensive Income

For the three and six months ended June 30, 2016 and 2015, there were no material differences between net income and comprehensive income.

NOTE 13.Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$12.2	$8.0	$20.8	$3.1
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(2.0)
Net income less preferred stock dividends	11.2	7.0	18.8	1.1
Income allocated to participating securities	(0.5)	(0.3)	(0.9)	—
Net income available to common stockholders	$10.7	$6.7	$17.9	$1.1
Basic weighted average number of common shares outstanding	62.9	72.1	63.9	72.3
Assuming exercise of stock options and restricted shares	0.5	0.7	0.3	0.8
Diluted weighted average number of common shares outstanding	63.4	72.8	64.2	73.1
Earnings per share:
Basic	$0.17	$0.09	$0.28	$0.02
Diluted	$0.17	$0.09	$0.28	$0.02

The potential common shares from the conversion of shares of Series A Convertible Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three month and six month periods ended June 30, 2016 and 2015.

The number of stock options and non-vested restricted stock awards and units that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 2.0 million and 2.7 million for the three month periods ended June 30, 2016 and 2015, respectively, and 2.3 million and 2.8 million for the six month periods ended June 30, 2016 and 2015, respectively.

DigitalGlobe, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14.Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with its equity method investees.

In June 2012, the Company made an investment in a joint venture in China. The Company sold $4.1 million for each of the six months ended June 30, 2016 and 2015 in products and services to the joint venture. Amounts owed to the Company by the joint venture at June 30, 2016 and December 31, 2015 were $2.0 million and $3.0 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., we committed to provide imagery to the joint venture from our ImageLibrary on an ongoing basis for the purpose of producing photo-realistic three- dimensional products and digital elevation models. Upon formation, we contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. During the first quarter of 2016, the Company provided $7.5 million in equity financing to the joint venture, and will provide an additional $2.5 million during the third quarter of 2016.

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

In addition, the Company has made guarantees regarding the performance of its systems to its customers. The majority of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

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

The following table summarizes revenue for each customer group:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
U.S. Government	$111.9	$113.1	$222.2	$227.9
Diversified Commercial	63.6	64.9	128.7	119.5
Total	$175.5	$178.0	$350.9	$347.4

We classify revenue geographically according to the ship to address. U.S. and international sales were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
U.S.	$126.5	$125.8	$248.1	$253.7
International	49.0	52.2	102.8	93.7
Total	$175.5	$178.0	$350.9	$347.4

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

Our principal customers include U.S. and foreign governments, LBS providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 7.0 billion square kilometers of imagery, an area the equivalent of 47 times the landmass of the earth, accumulated since 1999. As of June 30, 2016, our collection capacity capability was approximately 1.37 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the Earth’s land surface area, and offers intraday revisit around the globe.

2016 Highlights

Share Repurchase Program

In October 2015, the Company’s Board of Directors increased authorized share repurchases of the Company’s outstanding common stock to $335.0 million through December 31, 2016. As of June 30, 2016, we have repurchased a total of 13,961,865 shares at an average purchase price of $21.23, for a total of $296.4 million under the program, including broker transaction fees and commissions.

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

In October 2015, the Company initiated a separate re-engineering and restructuring plan, in which the Company expects to incur up to $15.0 million of the originally anticipated $18.0 million in an effort to further reduce global headcount, rationalize its real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and undertake other efficiency initiatives. We expect to complete this plan and realize the benefits resulting from our efforts by the end of the fourth quarter of 2016. Refer to Note 8 “Restructuring Charges” to the Unaudited Condensed Consolidated Financial Statements for further detail on the restructuring components of the plans.

	October 2015 Plan
		Expected
(in millions)	Incurred	Remaining	Total
Restructuring charges	$6.5	$2.0	$8.5
Other re-engineering charges	3.0	3.5	6.5
Total	$9.5	$5.5	$15.0

Recent Satellite Developments

The Company has one satellite under construction, WorldView-4, which it intends to launch in September 2016. The Company has received early contractual agreements and letters of intent for direct access capacity from international defense and intelligence customers. We anticipate that these pre-launch commitments will begin generating incremental revenue in 2017, when the satellite is expected to begin commercial operations.

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

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following table summarizes our results of operations:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
U.S. Government revenue	$111.9	$113.1	(1.1)%	$222.2	$227.9	(2.5)%
Diversified Commercial revenue	63.6	64.9	(2.0)	128.7	119.5	7.7
Total revenue	175.5	178.0	(1.4)	350.9	347.4	1.0
Cost of revenue, excluding depreciation and amortization	35.8	37.2	(3.8)	68.0	76.5	(11.1)
Selling, general and administrative	45.1	52.9	(14.7)	93.8	109.9	(14.6)
Depreciation and amortization	66.9	68.7	(2.6)	137.9	136.0	1.4
Restructuring charges	1.6	0.4	*	4.5	2.6	73.1
Income from operations	26.1	18.8	38.8	46.7	22.4	*
Interest expense, net	(4.7)	(5.4)	(13.0)	(9.8)	(18.1)	(45.9)
Income before income taxes	21.4	13.4	59.7	36.9	4.3	*
Income tax expense	(7.9)	(5.4)	46.3	(13.9)	(1.2)	*
Equity in earnings from joint ventures, net of tax	(1.3)	—	*	(2.2)	—	*
Net income	$12.2	$8.0	52.5%	$20.8	$3.1	*	%

*Not meaningful

The following table summarizes our results of operations as a percentage of total revenue:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S. Government revenue	63.8%	63.5%	63.3%	65.6%
Diversified Commercial revenue	36.2	36.5	36.7	34.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue, excluding depreciation and amortization	20.4	20.9	19.4	22.0
Selling, general and administrative	25.7	29.7	26.7	31.6
Depreciation and amortization	38.1	38.6	39.3	39.2
Restructuring charges	0.9	0.2	1.3	0.8
Income from operations	14.9	10.6	13.3	6.4
Interest expense, net	(2.7)	(3.1)	(2.8)	(5.2)
Income before income taxes	12.2	7.5	10.5	1.2
Income tax expense	(4.5)	(3.0)	(4.0)	(0.3)
Equity in earnings from joint ventures, net of tax	(0.7)	—	(0.6)	—
Net income	7.0%	4.5%	5.9%	0.9%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and the provision of other services to end users, resellers and partners. The Company has two primary customer groups: U.S. Government and Diversified Commercial.

U.S. Government

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$84.3	—%	$168.6	$168.6	—%
Other revenue and value-added services	23.8	25.0	(4.8)	46.0	51.7	(11.0)
Amortization of pre-FOC payments related to NextView	3.8	3.8	—	7.6	7.6	—
Total	$111.9	$113.1	(1.1)%	$222.2	$227.9	(2.5)%

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

U.S. Government revenue decreased $1.2 million, or 1.1%, and $5.7 million, or 2.5%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively, due to a decline in other revenue and value-added services driven by a decrease in non-cash amortization of Global EGD deferred revenue.

Diversified Commercial

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Diversified Commercial Revenue:
DAP	$28.5	$31.6	(9.8)%	$61.7	$56.2	9.8%
Other diversified commercial	35.1	33.3	5.4	67.0	63.3	5.8
Total	$63.6	$64.9	(2.0)%	$128.7	$119.5	7.7%

U.S. and International Sales:
U.S.	$14.6	$12.7	15.0%	$25.9	$25.8	0.4%
International	49.0	52.2	(6.1)	102.8	93.7	9.7
Total	$63.6	$64.9	(2.0)%	$128.7	$119.5	7.7%

Reseller and Direct Sales:
Direct	74.4%	73.0%	1.9%	74.9%	74.3%	0.8%
Resellers	25.6	27.0	(5.2)	25.1	25.7	(2.3)
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

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

Diversified Commercial revenue decreased $1.3 million, or 2.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. DAP revenue decreased due to significant customer demand for additional imagery deliveries and access minutes during the prior year quarter, primarily driven by events in the Middle East. Other diversified commercial revenue increased primarily due to the timing of imagery deliveries and strength in our other defense and intelligence vertical, partially offset by a decrease in our energy vertical driven by weakness in commodity prices.

Diversified Commercial revenue increased $9.2 million, or 7.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. DAP revenue increased due to the timing of access minute consumption and contract renewals. Other diversified commercial revenue increased primarily due to the timing of imagery deliveries and strength in our other defense and intelligence vertical, partially offset by a decrease in our energy vertical driven by weakness in commodity prices.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Labor and labor-related costs	$19.3	$16.9	14.2%	$35.6	$33.3	6.9%
Facilities, subcontracting and equipment costs	13.8	16.3	(15.3)	27.0	35.7	(24.4)
Consulting and professional fees	0.6	1.3	(53.8)	1.0	2.4	(58.3)
Other direct costs	2.1	2.7	(22.2)	4.4	5.1	(13.7)
Total	$35.8	$37.2	(3.8)%	$68.0	$76.5	(11.1)%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue decreased $1.4 million, or 3.8%, and $8.5 million, or 11.1%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively. Facilities, subcontracting, and equipment costs decreased primarily as a result of procurement savings on various operating expenses and our re-engineering and restructuring efforts. Labor and labor-related costs increased primarily as a result of an increase in non-capital employee headcount in anticipation of the launch and operation of WorldView-4.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Labor and labor-related costs	$27.5	$31.7	(13.2)%	$55.6	$64.8	(14.2)%
Consulting and professional fees	6.3	7.8	(19.2)	12.4	17.2	(27.9)
Rent and facilities	3.0	4.0	(25.0)	7.4	8.0	(7.5)
Computer hardware and software	3.1	3.7	(16.2)	6.6	7.4	(10.8)
Satellite insurance	2.3	2.9	(20.7)	4.6	6.0	(23.3)
Other	2.9	2.8	3.6	7.2	6.5	10.8
Total	$45.1	$52.9	(14.7)%	$93.8	$109.9	(14.6)%

Selling, general, and administrative expenses decreased $7.8 million, or 14.7%, and $16.1 million, or 14.6%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively. Labor and labor-related costs decreased primarily from lower headcount in connection with our restructuring efforts. Consulting and professional fees decreased primarily from our re-engineering efforts.

Restructuring Charges

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Restructuring charges	$1.6	$0.4	*	$4.5	$2.6	73.1%

In 2015, the Company initiated two restructuring plans intended to improve our operational efficiency. Under the restructuring plans, the Company has and expects to continue to reduce global headcount and rationalize its real estate footprint. Restructuring charges incurred during the three and six month periods ended June 30, 2015 and 2016 relate to these plans. Refer to Note 8 “Restructuring Charges” to the Unaudited Condensed Consolidated Financial Statements for further detail on the restructuring components of the plans.

Interest Expense, net

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Interest expense, net	$(4.7)	$(5.4)	(13.0)%	$(9.8)	$(18.1)	(45.9)%

Our interest charges consist primarily of expense on borrowings used to finance satellite construction, which is capitalized as a cost of our satellite construction.

Interest expense, net of capitalized interest of $11.7 million, decreased $0.7 million for the three months ended June 30, 2016. Interest expense, net of capitalized interest of $22.9 million, decreased $8.3 million for the six months ended June 30, 2016 primarily as a result of 69.6% of our interest being capitalized to capital projects during the six months ended June 30, 2016 compared to 38.7% during the six months ended June 30, 2015. We did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage from December 2014 until mid-March 2015.

Income Tax Expense

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Income tax expense	$(7.9)	$(5.4)	46.3%	$(13.9)	$(1.2)	*

Income tax expense increased $2.5 million and $12.7 million for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to higher current year pre-tax income.

Backlog

The following table represents our backlog as of June 30, 2016:

	Backlog
(in millions)	Next 12 Months	Life of Contracts
Total Backlog	$538.2	$2,027.2

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

Balance Sheet Measures

Total assets decreased $63.5 million, or 2.2%, from December 31, 2015 to June 30, 2016 primarily driven by a $47.7 million decrease in property, plant and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to the construction of WorldView-4. Cash and cash equivalents decreased $25.6 million primarily as a result of our share repurchase program and capital expenditures related to WorldView-4. These decreases were partially offset by a $8.5 million increase in accounts receivable due to the timing of customer payment receipts and a $7.9 million increase in other assets primarily due to equity financing provided to Vricon, Inc.

Total liabilities decreased $10.4 million, or 0.6%, from December 31, 2015 to June 30, 2016 primarily due to a $27.4 million decrease in deferred revenue resulting from current year recognition of U.S. government revenue, partially offset by an increase in deferred income taxes, net of $16.9 million due to income tax expense recognized in the current year.

Liquidity and Capital Resources

As of June 30, 2016, we had $100.5 million in cash and cash equivalents and $150.0 million available for borrowing under our Revolving Credit Facility. At June 30, 2016, we were in compliance with our debt covenants. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next twelve months. If the U.S. Government, our largest customer, were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next twelve months. Furthermore, we believe we are adequately reserved for receivables denominated in U.S. dollars from foreign customers experiencing fluctuations in the value of foreign currencies.

In summary, our cash flows were:

	Six months ended June 30,
(in millions)	2016	2015
Net income	$20.8	$3.1
Non-cash items	174.5	155.3
Changes in working capital	(46.7)	(6.5)
Net cash provided by operating activities	148.6	151.9
Net cash used in investing activities	(92.8)	(72.2)
Net cash used in financing activities	$(81.4)	$(62.5)

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

Cash provided by operating activities decreased $3.3 million, or 2.2%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to a net decrease in cash from changes in working capital, which was driven by accounts receivable, accrued liabilities, and deferred revenue, partially offset by increased net income adjusted for non-cash items, including depreciation and amortization.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment, including assets under construction, as well as investments in other businesses.

During the six months ended June 30, 2016, we incurred $85.8 million in capital expenditures, which includes capitalized interest of $21.8 million. Cash used in investing activities increased $20.6 million, or 28.5%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to capital expenditures related to WorldView-4.

Financing Activities

Cash used in financing activities consists primarily of stock buybacks as part of our share repurchase program, principal payments made on our long-term debt, preferred stock dividend payments, and proceeds from stock option exercises.

Cash used in financing activities increased $18.9 million, or 30.2% from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily as a result of activity in our share repurchase program.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$12.2	$8.0	$20.8	$3.1
Depreciation and amortization	66.9	68.7	137.9	136.0
Interest expense, net	4.7	5.4	9.8	18.1
Income tax expense	7.9	5.4	13.9	1.2
EBITDA	91.7	87.5	182.4	158.4
Restructuring charges	1.6	0.4	4.5	2.6
Other re-engineering charges	0.7	0.4	1.6	0.4
Joint venture losses, net	1.3	—	2.2	—
Adjusted EBITDA	$95.3	$88.3	$190.7	$161.4

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

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA further adjusts EBITDA to exclude restructuring and other re-engineering costs related to specific restructuring and re-engineering actions the Company previously initiated because we do not believe these costs are indicative of the underlying operating performance of our business and its ongoing operations. The amount and timing of these restructuring and other re-engineering costs are dependent on the size, type and status of the specific actions undertaken as part of our restructuring or re-engineering plans.  See “2016 Highlights—Re-engineering and Restructuring Plans” above for further information. Additionally, adjusted EBITDA further adjusts EBITDA to exclude joint venture gains and losses because this is a non-core item that is not related to our primary operations.

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

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the six months ended
	June 30,
(in millions)	2016	2015
Net cash flows provided by operating activities	$148.6	$151.9
Net cash flows used in investing activities	(92.8)	(72.2)
Investment in joint venture	7.5	5.0
Free cash flow	$63.3	$84.7

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

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

As of June 30, 2016, there were no significant changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposure to market risk since December 31, 2015.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

ITEM 1A.  RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2016. There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors approved an increase in authorized share repurchases of the Company’s outstanding common stock by an additional $130.0 million through December 31, 2016.  The approval increased the total authorized amount under the program to $335.0 million. As of June 30, 2016, we have repurchased 13,961,865 shares at an average purchase price of $21.23, for a total of $296.4 million under the program, including broker transaction fees and commissions. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management.  The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Share repurchase activity during the quarter ended June 30, 2016 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
April 1, 2016 to April 30, 2016	752,344	17.72
May 1, 2016 to May 31, 2016	26,294	19.04
June 1, 2016 to June 30, 2016	104,170	19.77
Total	882,808	$18.00	13,961,865	$38,883,939

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

Date: July 28, 2016	/s/Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 28, 2016	/s/Jose Torres
Jose Torres
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1#	Modification P00030 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2*	Form of Restricted Share Unit Award - 2014					X

10.3*	Form of Performance Share Unit Award – 2014 – TSR					X

10.4*	Form of Performance Share Unit Award – 2014 – ROIC					X

10.5*	Form of Performance Share Unit Award – 2015 – TSR					X

10.6*	Form of Performance Share Unit Award – 2015 – ROIC					X

10.7*	Form of Performance Share Unit Award – 2016 – TSR					X

10.8*	Form of Performance Share Unit Award – 2016 –ABS					X
10.9*	Amended and Restated DigitalGlobe 2007 Employee Stock Option Plan	8-K	001-34299	10.1	5/26/16

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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

*Management contract or compensatory plan arrangement

†Furnished herewith.