Form 10-Q
period 2016-09-30
DIGITALGLOBE, INC.
filed 2016-10-25
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of October 18, 2016, there were 62,216,596 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenue	$181.8	$173.3	$532.7	$520.7
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	39.9	34.3	112.5	110.8
Selling, general and administrative	46.5	49.6	135.7	159.5
Depreciation and amortization	64.6	70.4	202.5	206.4
Restructuring charges	1.0	0.4	5.5	3.0
Income from operations	29.8	18.6	76.5	41.0
Interest expense, net	(4.0)	(5.6)	(13.8)	(23.7)
Other income, net	—	1.6	—	1.6
Income before income taxes	25.8	14.6	62.7	18.9
Income tax expense	(9.5)	(4.6)	(23.4)	(5.8)
Equity in earnings from joint ventures, net of tax	(1.3)	(0.4)	(3.5)	(0.4)
Net income	15.0	9.6	35.8	12.7
Preferred stock dividends	(1.0)	(1.0)	(3.0)	(3.0)
Net income less preferred stock dividends	14.0	8.6	32.8	9.7
Income allocated to participating securities	(0.7)	(0.4)	(1.5)	(0.4)
Net income available to common stockholders	$13.3	$8.2	$31.3	$9.3

Earnings per share:
Basic earnings per share	$0.21	$0.12	$0.49	$0.13
Diluted earnings per share	$0.21	$0.12	$0.49	$0.13
Weighted average common shares outstanding:
Basic	62.6	70.5	63.5	71.7
Diluted	63.4	70.9	64.0	72.4

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$87.9	$126.1
Restricted cash	2.4	3.6
Accounts receivable, net of allowance for doubtful accounts of $1.7 and $2.8, respectively	104.5	90.8
Deferred contract costs	12.1	13.5
Prepaid and other current assets	20.7	17.4
Total current assets	227.6	251.4
Property and equipment, net of accumulated depreciation of $1,334.3 and $1,179.4, respectively	2,027.3	2,080.2
Goodwill	484.1	484.1
Intangible assets, net of accumulated amortization of $35.8 and $29.6, respectively	26.7	32.9
Long-term restricted cash	5.0	4.3
Long-term deferred contract costs	49.7	47.1
Other assets	23.5	13.2
Total assets	$2,843.9	$2,913.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8.3	$3.9
Current portion of long-term debt	5.5	5.5
Deferred revenue	86.0	80.3
Other accrued liabilities	53.4	64.4
Total current liabilities	153.2	154.1
Long-term debt, net of discount and debt issuance costs	1,104.4	1,104.4
Deferred revenue, non-current	233.2	284.0
Deferred income taxes, net, non-current	112.8	86.4
Other liabilities	35.1	36.2
Total liabilities	$1,638.7	$1,665.1
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
DigitalGlobe, Inc. stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 76.9 shares issued and 62.4 shares outstanding at September 30, 2016 and 76.6 shares issued and 67.4 shares outstanding at December 31, 2015	0.2	0.2
Treasury stock, at cost; 14.5 shares at September 30, 2016 and 9.2 shares at December 31, 2015	(312.5)	(225.8)
Additional paid-in capital	1,511.8	1,502.8
Retained earnings (accumulated deficit)	5.7	(29.1)
Total stockholders’ equity	1,205.2	1,248.1
Total liabilities and stockholders’ equity	$2,843.9	$2,913.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35.8	$12.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	202.5	206.4
Stock-based compensation expense, net of capitalized stock-based compensation expense	12.9	14.2
Amortization of aerial image library, deferred contract costs and lease incentive	12.3	12.3
Deferred income taxes	23.4	5.1
Excess tax benefit from share-based compensation	(0.2)	(1.3)
Amortization of debt issuance costs, accretion of debt discount, and other	10.2	3.8
Changes in working capital:
Accounts receivable, net	(13.7)	46.2
Deferred contract costs	(13.1)	(13.1)
Other current and non-current assets	(10.2)	2.5
Accounts payable	2.3	(1.8)
Accrued liabilities	(2.4)	5.8
Deferred revenue	(45.1)	(55.3)
Net cash flows provided by operating activities	214.7	237.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(154.6)	(97.9)
Property and equipment additions	(0.2)	(2.5)
Proceeds from sale of property	3.0	—
Decrease (increase) in restricted cash	0.5	(0.9)
Investment in joint venture	(10.0)	(5.0)
Net cash flows used in investing activities	(161.3)	(106.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and capital lease obligations	(4.7)	(4.6)
Repurchase of common stock	(86.4)	(100.5)
Proceeds from exercise of stock options	2.3	5.4
Preferred stock dividend payment	(3.0)	(3.0)
Excess tax benefit from share-based compensation	0.2	1.3
Net cash flows used in financing activities	(91.6)	(101.4)
Net (decrease) increase in cash and cash equivalents	(38.2)	29.8
Cash and cash equivalents, beginning of period	126.1	117.8
Cash and cash equivalents, end of period	$87.9	$147.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $40.1 and $28.2, respectively	11.5	22.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	9.4	1.3
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

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

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2015 Condensed Consolidated Balance Sheet was derived from the Company’s annual audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation for debt discounts. The Company early adopted the standard as of December 31, 2015 and applied the guidance retrospectively. The Company has presented debt issuance costs of $22.7 million as a direct deduction from the associated liability for the period ended December 31, 2015.

Standards Not Yet Adopted

Standard	Description
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

This standard will replace nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies will need to use more judgment and make more estimates than under existing guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The standard permits retrospective or modified retrospective (cumulative effect) adoption methods. In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-14 to defer the effective date of the standard by one year. The new guidance will be effective for the Company beginning on January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09: ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifies the principal versus agent considerations; ASU 2016-10, Identifying Performance Obligations and Licensing clarifies the identification of performance obligations and accounting for the license of intellectual property; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients contains practical expedients related to contract modifications and addresses certain implementation issues. The Company is planning to adopt ASU 2014-09 and the related ASUs on January 1, 2018. The Company continues to evaluate the impact of these ASUs on our consolidated financial statements and related disclosures, as well as which transition method to apply.

ASU 2016-02, Leases (ASC Topic 842)

This standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new guidance also requires additional disclosure regarding leasing arrangements. This standard requires the use of a modified retrospective transition method and is effective for the Company beginning January 1, 2019.  Early adoption is permitted.  The Company is currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. The Company is planning to adopt ASU 2016-09 on January 1, 2017, and does not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			September 30, 2016	December 31, 2015
Satellites	9	–	13	$1,797.7	$1,797.7
Construction in progress		–		922.2	815.3
Computer equipment and software	3	–	12	483.0	470.5
Machinery and equipment, including ground terminals		5		103.3	110.6
Furniture, fixtures and other	3	–	7	54.9	58.9
Land and buildings		34		0.5	6.6
Total property and equipment				3,361.6	3,259.6
Accumulated depreciation				(1,334.3)	(1,179.4)
Property and equipment, net				$2,027.3	$2,080.2

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $62.6 million and $67.9 million for the three months ended September 30, 2016 and 2015, respectively, and $196.3 million and $198.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Satellite Constellation

As of September 30, 2016, the Company operated a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. Our WorldView-4 satellite was classified as construction in progress. The net book value of each in-orbit satellite was as follows:

		September 30, 2016			December 31, 2015
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in millions)	(in years)	Amount	Depreciation	Value	Amount	Depreciation	Value
GeoEye-1	9.0	$211.8	$(155.3)	$56.5	$211.8	$(123.6)	$88.2
WorldView-1	13.0	473.2	(363.4)	109.8	473.2	(343.4)	129.8
WorldView-2	13.0	463.2	(263.8)	199.4	463.2	(239.8)	223.4
WorldView-3	11.5	649.5	(113.0)	536.5	649.5	(70.6)	578.9
Satellites, net		$1,797.7	$(895.5)	$902.2	$1,797.7	$(777.4)	$1,020.3

NOTE 4.Goodwill and Intangible Assets

There have been no changes in our goodwill of $484.1 million from December 31, 2015 to September 30, 2016.

Intangible assets consisted of the following:

				September 30, 2016			December 31, 2015
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	3	–	5	$27.2	$(20.2)	$7.0	$27.2	$(16.2)	$11.0
Customer relationships	10	–	12	27.0	(7.7)	19.3	27.0	(5.8)	21.2
Trademarks		3		5.6	(5.5)	0.1	5.6	(5.2)	0.4
FCC licenses and other	2	–	20	2.7	(2.4)	0.3	2.7	(2.4)	0.3
Total				$62.5	$(35.8)	$26.7	$62.5	$(29.6)	$32.9

Intangible asset amortization expense was $2.0 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively, and $6.2 million and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2016	$2.0
2017	7.7
2018	2.9
2019	2.5
2020	2.5
Thereafter	9.1
Total	$26.7

NOTE 5.Debt

The Company’s debt obligations consist of a $550.0 million Senior Secured Term Loan due February 1, 2020 (“Term Loan”) and a $150.0 million Senior Secured Revolving Credit Facility due February 1, 2018 (“Revolving Credit Facility” and, together with the Term Loan, the “2013 Credit Facility”), in addition to $600.0 million in 5.25% senior notes due February 1, 2021 (“Senior Notes”). As of September 30, 2016, the Company had not drawn any amounts under the Revolving Credit Facility. The 2013 Credit Facility requires that the Company comply with a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2016, we were in compliance with our debt covenants.

The following table provides a summary of the Company’s long-term debt:

(in millions)	September 30, 2016	December 31, 2015
Term Loan due February 1, 2020	$530.8	$534.9
Senior Notes due February 1, 2021	600.0	600.0
Total borrowings	1,130.8	1,134.9
Less: unamortized discounts and issuance costs	(20.9)	(25.0)
Total borrowings, net	1,109.9	1,109.9
Less: current maturities of long-term debt	(5.5)	(5.5)
Total long-term debt, net	$1,104.4	$1,104.4

The Company’s future debt payments, excluding interest payments, consisted of the following as of September 30, 2016:

(in millions)	Amount
Remainder of 2016	$1.4
2017	5.5
2018	5.5
2019	5.5
2020	512.9
Thereafter	600.0
Total	$1,130.8

Interest expense, net consisted of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Interest	$14.5	$13.1	$43.4	$39.2
Accretion of debt discount, debt issuance cost amortization and line of credit fees	2.0	1.8	6.0	5.4
Capitalized interest	(12.4)	(9.2)	(35.3)	(20.7)
Interest expense	$4.1	$5.7	$14.1	$23.9
Interest income	(0.1)	(0.1)	(0.3)	(0.2)
Interest expense, net	$4.0	$5.6	$13.8	$23.7

NOTE 6.Fair Values of Financial Instruments

The fair value of our long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,124.8 million and $1,028.2 million at September 30, 2016 and December 31, 2015, respectively, and is classified within Level 2 of the valuation hierarchy. Our cash equivalents primarily consist of U.S. Treasury and demand deposit money market accounts. The carrying values of our cash and cash equivalents, receivables, other current assets, accounts payable, and accrued liabilities approximate fair value.

NOTE 7.Deferred Revenue

A rollforward of deferred revenue from December 31, 2015 to September 30, 2016 is as follows:

	U.S. Government			Diversified Commercial
			Pre-FOC
		Value	Payments
	Enhanced	Added	Related To
(in millions)	View SLA	Services	NextView	DAP	Other	Total
December 31, 2015	$172.9	$68.9	$73.7	$41.5	$7.3	$364.3
Deferred revenue on cash collections	225.0	42.2	—	58.5	46.5	372.2
Deferred revenue recognized	(252.9)	(45.4)	(11.4)	(62.6)	(45.0)	(417.3)
September 30, 2016	$145.0	$65.7	$62.3	$37.4	$8.8	$319.2

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

(in millions)	Severance	Facilities	Other costs	Total
December 31, 2015	$—	$—	$—	$—
Provision for restructuring charges	—	0.2	—	0.2
Cash payments	—	(0.2)	—	(0.2)
September 30, 2016	$—	$—	$—	$—

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

(in millions)	Severance	Facilities	Other costs	Total
December 31, 2015	$0.4	$—	$—	$0.4
Provision for restructuring charges	2.1	3.2	—	5.3
Cash payments	(2.4)	(3.2)	—	(5.6)
September 30, 2016	$0.1	$—	$—	$0.1

NOTE 9.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
(in millions)	2016	2015
Compensation and other employee benefits	$24.2	$13.9
Construction in progress accruals	3.8	8.3
Accrued interest	5.3	13.4
Other accrued expense	20.1	28.8
Total	$53.4	$64.4

NOTE 10.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rates for the three and nine months ended September 30, 2016 were 36.8% and 37.3%, respectively, differing from the statutory federal rate of 35.0% primarily as a result of the impact of certain discrete items.

NOTE 11.Stock-Based Compensation

During the nine months ended September 30, 2016, the Company awarded 1.4 million unvested restricted stock units at an average grant date fair value of $15.72 per share. Of this amount, 0.4 million stock units represent performance shares that are subject to service, performance and market vesting conditions with an average grant date fair value of $16.90 per share. We did not grant any stock options during the nine months ended September 30, 2016.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $4.6 million and $4.7 million during the three months ended September 30, 2016 and 2015, respectively, and $12.9 million and $14.2 million during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, unrecognized compensation expense related to unvested restricted stock awards and units, including those subject to service, performance and market vesting conditions, was $30.5 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 2.5 years.

As of September 30, 2016, the number of options outstanding and exercisable were 1.4 million at a weighted-average exercise price of $20.69 per share.

NOTE 12.Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors has authorized a program to repurchase up to $335.0 million of the Company’s outstanding common stock through December 31, 2016. During the three months ended September 30, 2016, the Company repurchased 364,226 shares at an average purchase price of $26.30 per share, for a total of $9.6 million. For the nine months ended September 30, 2016, the Company repurchased 5,363,305 shares at an average purchase price of $16.11 per share, for a total of $86.4 million. As of September 30, 2016, we have repurchased a total of 14,326,091 shares at an average purchase price of $21.36, for a total of $306.0 million under the program. The average purchase price and total dollar value purchased include broker transaction fees and commissions.

Series A Convertible Preferred Stock

The Company declared dividends on the outstanding shares of Series A Convertible Preferred Stock of $1.0 million during each of the three months ended September 30, 2016 and 2015, and $3.0 million during each of the nine months ended September 30, 2016 and 2015.

Comprehensive Income

For the three and nine months ended September 30, 2016 and 2015, there were no material differences between net income and comprehensive income.

NOTE 13.Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$15.0	$9.6	$35.8	$12.7
Preferred stock dividends	(1.0)	(1.0)	(3.0)	(3.0)
Net income less preferred stock dividends	14.0	8.6	32.8	9.7
Income allocated to participating securities	(0.7)	(0.4)	(1.5)	(0.4)
Net income available to common stockholders	$13.3	$8.2	$31.3	$9.3
Basic weighted average number of common shares outstanding	62.6	70.5	63.5	71.7
Assuming exercise of stock options and restricted shares	0.8	0.4	0.5	0.7
Diluted weighted average number of common shares outstanding	63.4	70.9	64.0	72.4
Earnings per share:
Basic	$0.21	$0.12	$0.49	$0.13
Diluted	$0.21	$0.12	$0.49	$0.13

The potential common shares from the conversion of shares of Series A Convertible Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three month and nine month periods ended September 30, 2016 and 2015.

The number of stock options and non-vested restricted stock awards and units that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 1.2 million and 3.0 million for the three month periods ended September 30, 2016 and 2015, respectively, and 1.9 million and 2.8 million for the nine month periods ended September 30, 2016 and 2015, respectively.

NOTE 14.Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with its equity method investees.

In June 2012, the Company made an investment in a joint venture in China. The Company sold $7.4 million and $9.3 million in products and services to the joint venture for the nine months ended September 30, 2016 and 2015, respectively. Amounts owed to the Company by the joint venture at September 30, 2016 and December 31, 2015 were $3.2 million and $3.0 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., we committed to provide imagery to the joint venture from our ImageLibrary on an ongoing basis for the purpose of producing photo-realistic three- dimensional products and digital elevation models. Upon formation, we contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. The Company provided $7.5 million in equity financing to the joint venture during the first quarter of 2016 and provided an additional $2.5 million during the third quarter of 2016.

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

The following table summarizes revenue for each customer group:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
U.S. Government	$114.5	$111.0	$336.7	$338.9
Diversified Commercial	67.3	62.3	196.0	181.8
Total	$181.8	$173.3	$532.7	$520.7

We classify revenue geographically according to the ship to address. U.S. and international sales were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
U.S.	$131.3	$123.2	$379.4	$376.9
International	50.5	50.1	153.3	143.8
Total	$181.8	$173.3	$532.7	$520.7

NOTE 17.Subsequent Events

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

In October 2016, the Company entered into a definitive agreement to acquire The Radiant Group, Inc., a leading provider of geospatial solutions to the U.S. intelligence community, from Aston Capital for $140 million. The transaction, which is expected to be completed in the fourth quarter of 2016, is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements are based upon our current expectations and assumptions of future events and are subject to risks and uncertainties that could cause our actual results or performance to differ materially from those indicated by such forward looking statements. Some of the risks or uncertainties that could cause actual results to differ include, but are not limited to: the loss or reduction in scope of any of our primary contracts, or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; our ability to meet our obligations under the EnhancedView contract; our reliance on a limited number of vendors to provide certain key products or services to us; breach of our system security measures or loss of our secure facility clearance and accreditation; the loss or damage to any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground systems and other infrastructure; decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; changes in political or economic conditions, including fluctuations in the value of foreign currencies, interest rates, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions; our ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; failure to obtain or maintain required regulatory approvals and licenses; and changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services. Additional risks and uncertainties related to the Radiant Group acquisition include the possibility that satisfaction of the closing conditions to the planned acquisition may be delayed or may not be satisfied or waived; potential loss of key employees and customers of the acquired business; difficulties managing and integrating operations; exposure to unanticipated costs or liabilities resulting from the acquisition; and any changes in general economic and/or industry-specific conditions. Additional information concerning these and other risk factors can be found in our filings with the U.S. Securities and Exchange Commission, including Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to revise or update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

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

Our principal customers include U.S. and foreign governments, LBS providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution earth imagery commercially available, containing more than 7.3 billion square kilometers of imagery, an area the equivalent of 49 times the landmass of the earth, accumulated since 1999. As of September 30, 2016, our collection capacity capability was approximately 1.37 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the Earth’s land surface area, and offers intraday revisit around the globe.

2016 Highlights

Share Repurchase Program

In October 2015, the Company’s Board of Directors increased authorized share repurchases of the Company’s outstanding common stock to $335.0 million through December 31, 2016. As of September 30, 2016, we have repurchased a total of 14,326,091 shares at an average purchase price of $21.36, for a total of $306.0 million under the program, including broker transaction fees and commissions.

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

	October 2015 Plan
		Expected
(in millions)	Incurred	Remaining	Total
Restructuring charges	$7.5	$1.0	$8.5
Other re-engineering charges	5.2	1.3	6.5
Total	$12.7	$2.3	$15.0

Recent Satellite Developments

The Company has one satellite classified as construction in progress, WorldView-4, which it intends to launch in early November 2016. The Company has received early contractual agreements and letters of intent for direct access capacity from international defense and intelligence customers. We anticipate that these pre-launch commitments will begin generating incremental revenue in 2017, when the satellite is expected to begin commercial operations.

In February 2016, the Company signed an agreement with two Saudi Arabian entities to develop a constellation of six or more sub-meter resolution satellites. The Saudi Arabian entities will be responsible for the construction, integration and launch of the satellites. The constellation will leverage the Company's ground infrastructure and global distribution capabilities. The satellites are expected to launch in early 2019.

Acquisitions

In October 2016, the Company entered into a definitive agreement to acquire The Radiant Group, Inc., a leading provider of geospatial solutions to the U.S. intelligence community, from Aston Capital for $140 million. Upon completing the transaction, DigitalGlobe will be positioned to better support key national security missions at scale with an expanded portfolio of advanced capabilities that extend across the geospatial intelligence value chain. The transaction, which is expected to be completed in the fourth quarter of 2016, is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals.

In October 2016, we also acquired a small data science firm, Timbrio, Inc., to accelerate growth in our Geospatial Big Data platform.

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute imagery products and services to customers around the world. The following table summarizes our results of operations:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
U.S. Government revenue	$114.5	$111.0	3.2%	$336.7	$338.9	(0.6)%
Diversified Commercial revenue	67.3	62.3	8.0	196.0	181.8	7.8
Total revenue	181.8	173.3	4.9	532.7	520.7	2.3
Cost of revenue, excluding depreciation and amortization	39.9	34.3	16.3	112.5	110.8	1.5
Selling, general and administrative	46.5	49.6	(6.3)	135.7	159.5	(14.9)
Depreciation and amortization	64.6	70.4	(8.2)	202.5	206.4	(1.9)
Restructuring charges	1.0	0.4	150.0	5.5	3.0	83.3
Income from operations	29.8	18.6	60.2	76.5	41.0	86.6
Interest expense, net	(4.0)	(5.6)	(28.6)	(13.8)	(23.7)	(41.8)
Other income, net	—	1.6	*	—	1.6	*
Income before income taxes	25.8	14.6	76.7	62.7	18.9	231.7
Income tax expense	(9.5)	(4.6)	106.5	(23.4)	(5.8)	303.4
Equity in earnings from joint ventures, net of tax	(1.3)	(0.4)	225.0	(3.5)	(0.4)	*
Net income	$15.0	$9.6	56.3%	$35.8	$12.7	181.9%

*Not meaningful

The following table summarizes our results of operations as a percentage of total revenue:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
U.S. Government revenue	63.0%	64.1%	63.2%	65.1%
Diversified Commercial revenue	37.0	35.9	36.8	34.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue, excluding depreciation and amortization	21.9	19.8	21.1	21.3
Selling, general and administrative	25.6	28.6	25.5	30.6
Depreciation and amortization	35.5	40.6	38.0	39.6
Restructuring charges	0.6	0.3	1.0	0.6
Income from operations	16.4	10.7	14.4	7.9
Interest expense, net	(2.2)	(3.2)	(2.6)	(4.5)
Other income, net	—	0.9	—	0.2
Income before income taxes	14.2	8.4	11.8	3.6
Income tax expense	(5.2)	(2.7)	(4.4)	(1.1)
Equity in earnings from joint ventures, net of tax	(0.7)	(0.2)	(0.7)	(0.1)
Net income	8.3%	5.5%	6.7%	2.4%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and the provision of other services to end users, resellers and partners. The Company has two primary customer groups: U.S. Government and Diversified Commercial.

U.S. Government

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$84.3	—%	$252.9	$252.9	—%
Other revenue and value-added services	26.4	22.9	15.3	72.4	74.6	(2.9)
Amortization of pre-FOC payments related to NextView	3.8	3.8	—	11.4	11.4	—
Total	$114.5	$111.0	3.2%	$336.7	$338.9	(0.6)%

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

U.S. Government revenue increased $3.5 million, or 3.2%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to an increase in other revenue and value-added services driven by increased demand for our analytic value-added products and services.

U.S. Government revenue decreased $2.2 million, or 0.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to a decrease in other revenue and value-added services primarily driven by a decrease in non-cash amortization of Global EGD deferred revenue, partially offset by increased demand for our analytic value-added products and services.

Diversified Commercial

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Diversified Commercial Revenue:
DAP	$30.3	$28.9	4.8%	$92.0	$85.1	8.1%
Other diversified commercial	37.0	33.4	10.8	104.0	96.7	7.5
Total	$67.3	$62.3	8.0%	$196.0	$181.8	7.8%

U.S. and International Sales:
U.S.	$16.8	$12.2	37.7%	$42.7	$38.0	12.4%
International	50.5	50.1	0.8	153.3	143.8	6.6
Total	$67.3	$62.3	8.0%	$196.0	$181.8	7.8%

Reseller and Direct Sales:
Direct	$50.3	$44.2	13.8%	$146.7	$133.1	10.2%
Resellers	17.0	18.1	(6.1)	49.3	48.7	1.2
Total	$67.3	$62.3	8.0%	$196.0	$181.8	7.8%

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

Diversified Commercial revenue increased $5.0 million, or 8.0%, and $14.2 million, or 7.8%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. Other diversified commercial revenue increased primarily due to timing of image deliveries and strength in our other defense and intelligence imagery sales, partially offset by a decrease in sales to energy customers driven by weakness in oil and gas commodity prices. DAP revenue increased primarily due to the timing of access minute consumption and contract renewals, along with increased demand for capacity on our WorldView-3 satellite.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Labor and labor-related costs	$20.3	$14.3	42.0%	$59.0	$47.6	23.9%
Facilities, subcontracting and equipment costs	16.0	15.8	1.3	43.9	51.5	(14.8)
Consulting and professional fees	0.8	1.4	(42.9)	2.3	3.8	(39.5)
Other direct costs	2.8	2.8	—	7.3	7.9	(7.6)
Total	$39.9	$34.3	16.3%	$112.5	$110.8	1.5%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue increased $5.6 million, or 16.3%, and $1.7 million, or 1.5%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. Labor and labor-related costs increased due to an increase in incentive compensation due to improved company performance, in addition to higher non-capital employee headcount in anticipation of the launch and operation of WorldView-4. During the prior year, year-to-date incentive compensation was reduced to reflect lower than expected full year revenue growth. For the nine months ended September 30, 2016, facilities, subcontracting and equipment costs decreased primarily as a result of procurement savings on various operating expenses and from our re-engineering and restructuring efforts.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Labor and labor-related costs	$27.7	$26.2	5.7%	$80.2	$91.0	(11.9)%
Consulting and professional fees	7.7	8.9	(13.5)	19.6	26.1	(24.9)
Rent and facilities	3.0	4.2	(28.6)	10.1	12.2	(17.2)
Computer hardware and software	2.8	3.7	(24.3)	8.8	11.1	(20.7)
Satellite insurance	2.3	2.8	(17.9)	6.9	8.8	(21.6)
Other	3.0	3.8	(21.1)	10.1	10.3	(1.9)
Total	$46.5	$49.6	(6.3)%	$135.7	$159.5	(14.9)%

Selling, general, and administrative expenses decreased $3.1 million, or 6.3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily as a result of our re-engineering and restructuring efforts. Labor and labor-related costs increased primarily due to an increase in incentive compensation due to improved company performance.  During the prior year, year-to-date incentive compensation was reduced to reflect lower than expected full year revenue growth.

Selling, general, and administrative expenses decreased $23.8 million, or 14.9%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Labor and labor-related costs decreased primarily due to lower headcount in connection with our restructuring efforts, partially offset by an increase in incentive compensation due to improved company performance. Consulting and professional fees decreased primarily from our re-engineering efforts.

Restructuring Charges

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Restructuring charges	$1.0	$0.4	150.0%	$5.5	$3.0	83.3%

In 2015, the Company initiated two restructuring plans intended to improve our operational efficiency by reducing our global headcount and rationalizing our real estate footprint. We completed the first plan in the first quarter of 2016. We expect to complete the second plan and realize the benefits from our efforts by the end of the fourth quarter of 2016. Restructuring charges incurred during the three and nine month periods ended September 30, 2015 and 2016 relate to these plans. Refer to Note 8 “Restructuring Charges” to the Unaudited Condensed Consolidated Financial Statements for further detail on the restructuring components of the plans.

Interest Expense, net

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Interest expense, net	$(4.0)	$(5.6)	(28.6)%	$(13.8)	$(23.7)	(41.8)%

Our interest charges consist primarily of expense on borrowings used to finance satellite construction, which is capitalized as a cost of our satellite construction.

Interest expense, net of capitalized interest of $12.4 million, decreased $1.6 million for the three months ended September 30, 2016. Interest expense, net of capitalized interest of $35.3 million, decreased $9.9 million for the nine months ended September 30, 2016 primarily as a result of 71.5% of our interest being capitalized to capital projects during the nine months ended September 30, 2016 compared to 46.4% during the nine months ended September 30, 2015. We did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage from December 2014 until mid-March 2015.

Income Tax Expense

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Income tax expense	$(9.5)	$(4.6)	106.5%	$(23.4)	$(5.8)	*

Income tax expense increased $4.9 million and $17.6 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due to higher current year pre-tax income and certain discrete items.

Backlog

The following table represents our backlog as of September 30, 2016:

	Backlog
(in millions)	Next 12 Months	Life of Contracts
Total Backlog	$556.5	$1,937.7

We define backlog as our estimate of future revenue from all contractual commitments, including those under the anticipated ten-year term of the EnhancedView SLA we entered into with the NGA in August 2010, amounts committed under DAP agreements, firm orders, minimum commitments under signed customer contracts, remaining subscriptions, firm fixed price reimbursement, and funded and unfunded task orders from our customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts for products and services that we believe we are qualified to provide. The EnhancedView SLA is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. Although the NGA may terminate the contract at any time and is not obligated to exercise any of the remaining renewal options, we include the full remaining term in backlog. While such funding contains an inherent level of uncertainty, we believe it is the NGA’s intention to exercise the remaining options, subject only to annual Congressional appropriation of funding and the federal budget process.

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

Balance Sheet Measures

Total assets decreased $69.3 million, or 2.4%, from December 31, 2015 to September 30, 2016, primarily driven by a $52.9 million decrease in property, plant and equipment, net, as a result of current year depreciation, partially offset by costs incurred related to the construction of WorldView-4. Cash and cash equivalents decreased $38.2 million primarily as a result of capital expenditures related to WorldView-4 and our share repurchase program.

Total liabilities decreased $26.4 million, or 1.6%, from December 31, 2015 to September 30, 2016, primarily due to a $45.1 million decrease in deferred revenue resulting from current year recognition of U.S. government revenue, partially offset by an increase in deferred income taxes, net of $26.4 million due to income tax expense recognized in the current year.

Liquidity and Capital Resources

As of September 30, 2016, we had $87.9 million in cash and cash equivalents and $150.0 million available for borrowing under our Revolving Credit Facility. At September 30, 2016, we were in compliance with our debt covenants. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next twelve months. If the U.S. Government, our largest customer, were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next twelve months. Furthermore, we believe we are adequately reserved for receivables denominated in U.S. dollars from foreign customers experiencing fluctuations in the value of foreign currencies.

In summary, our cash flows were:

	Nine months ended September 30,
(in millions)	2016	2015
Net income	$35.8	$12.7
Non-cash items	261.1	240.5
Changes in working capital	(82.2)	(15.7)
Net cash provided by operating activities	214.7	237.5
Net cash used in investing activities	(161.3)	(106.3)
Net cash used in financing activities	$(91.6)	$(101.4)

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

Cash provided by operating activities decreased $22.8 million, or 9.6%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to a net decrease in cash from changes in working capital, which was driven by accounts receivable and other current and non-current assets, partially offset by increased net income adjusted for non-cash items, including depreciation and amortization.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment, including assets under construction, as well as investments in other businesses.

During the nine months ended September 30, 2016, we incurred $154.8 million in capital expenditures, which includes capitalized interest of $40.1 million. Cash used in investing activities increased $55.0 million, or 51.7%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to capital expenditures, including launch insurance, related to WorldView-4.

Financing Activities

Cash used in financing activities consists primarily of stock buybacks as part of our share repurchase program, principal payments made on our long-term debt, preferred stock dividend payments, and proceeds from stock option exercises.

Cash used in financing activities decreased $9.8 million, or 9.7% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily as a result of decreased activity in our share repurchase program.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$15.0	$9.6	$35.8	$12.7
Depreciation and amortization	64.6	70.4	202.5	206.4
Interest expense, net	4.0	5.6	13.8	23.7
Income tax expense	9.5	4.6	23.4	5.8
EBITDA	93.1	90.2	275.5	248.6
Restructuring charges	1.0	0.4	5.5	3.0
Other re-engineering charges	2.2	2.5	3.8	2.9
Joint venture losses, net	1.3	0.4	3.5	0.4
Gain on disposition of subsidiary	—	(1.6)	—	(1.6)
Adjusted EBITDA	$97.6	$91.9	$288.3	$253.3

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

EBITDA excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. Adjusted EBITDA further adjusts EBITDA to exclude restructuring and other re-engineering costs related to specific restructuring and re-engineering actions the Company previously initiated because we do not believe these costs are indicative of the underlying operating performance of our business and its ongoing operations. The amount and timing of these restructuring and other re-engineering costs are dependent on the size, type and status of the specific actions undertaken as part of our restructuring or re-engineering plans. See “2016 Highlights—Re-engineering and Restructuring Plans” above for further information. Additionally, Adjusted EBITDA further adjusts EBITDA to exclude joint venture gains and losses and the gain on subsidiary disposition because these are non-core items that are not related to our primary operations.

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

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the nine months ended
	September 30,
(in millions)	2016	2015
Net cash flows provided by operating activities	$214.7	$237.5
Net cash flows used in investing activities	(161.3)	(106.3)
Investment in joint venture	10.0	5.0
Free cash flow	$63.4	$136.2

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

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

As of September 30, 2016, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors approved an increase in authorized share repurchases of the Company’s outstanding common stock by an additional $130.0 million through December 31, 2016. The approval increased the total authorized amount under the program to $335.0 million. As of September 30, 2016, we have repurchased 14,326,091 shares at an average purchase price of $21.36, for a total of $306.0 million under the program, including broker transaction fees and commissions. The Company may repurchase shares through open market purchases, privately negotiated transactions, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts or other methods of acquiring shares and pursuant to Rule 10b5-1, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by management. The stock repurchase program does not obligate the Company to acquire any stock, and it may be limited or terminated at any time without notice. Share repurchase activity during the quarter ended September 30, 2016 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program(1)
July 1, 2016 to July 31, 2016	—	—
August 1, 2016 to August 31, 2016	—	—
September 1, 2016 to September 30, 2016	364,226	26.30
Total	364,226	$26.30	14,326,091	$29,311,423

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

Date: October 25, 2016	/s/Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 25, 2016	/s/Jose Torres
Jose Torres
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1#	Modification P00031 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00032 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00033 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Modification P00034 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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