Form 10-K
period 2016-12-31
DIGITALGLOBE, INC.
filed 2017-02-27
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sale price of $21.39 as reported by the New York Stock Exchange on June 30, 2016 was $1.3 billion.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 21, 2017 (latest practicable date) was 61,752,832 shares.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

NOTE  REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Form 10-K, including without limitation, in Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can generally be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. These forward-looking statements are based on current expectations and assumptions of future events and are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. You are urged to carefully review the disclosures we make concerning the factors that may cause such differences which include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading “Risk Factors,” and those discussed in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements. References herein to “DigitalGlobe,” “Company,” “we,” “us,” and “our” refer to DigitalGlobe, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.       BUSINESS

Overview

DigitalGlobe is a leading global provider of high-resolution Earth imagery, data and analysis. Sourced from our own advanced satellite constellation and third-party providers, our imagery solutions and other services provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission-planning, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Additionally, hundreds of developers are building new applications and machine learning algorithms on our Geospatial Big Data platform and in our recently expanded Services business. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

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

Pending Transaction with MDA

On February 24, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MacDonald, Dettwiler and Associates Ltd., a corporation organized under the laws of British Columbia (“MDA”), SSL MDA Holdings, Inc., a Delaware corporation and wholly owned subsidiary of MDA (“SSL MDA Holdings”), and Merlin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SSL MDA Holdings (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into DigitalGlobe (the “Merger”), with DigitalGlobe surviving as an indirect wholly owned subsidiary of MDA. Under the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of our common stock will be converted into the right to receive US$17.50 in cash and 0.3132 of a common share of MDA (the “Merger Consideration”), without interest and subject to any required withholding for taxes, and each outstanding share of our Series A convertible preferred stock will be converted into the right to receive the same Merger Consideration as if the holder thereof had converted such shares of Series A convertible preferred stock into our common stock immediately prior to the closing of the Merger.

The closing of the Merger is subject to customary closing conditions, including required regulatory approvals, adoption of the Merger Agreement by our stockholders, and approval of the issuance of common shares of MDA in connection with the Merger by MDA’s shareholders. The closing of the Merger is not subject to a financing condition.

The Merger is expected to close in the second half of 2017. Following completion of the Merger, our common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

Business Strategy

Our long-term business strategy is to grow our core satellite imagery products and services, while investing for growth in our multi-source analytics Platform business, which enables a wide array of customers to extract insight from our imagery. Additionally, our Services business helps our government customers harness the power of our imagery and platform services to address critical missions at scale. The key factors we believe will enable us to achieve our long-term business strategy include:

Imagery leadership. We plan to deliver the highest-quality products and experience to our customers and efficiently maintain and replenish our satellite constellation and technology architecture in a manner that reduces capital intensity. We expect to extend our lead as the industry-best source of imagery. As a result, we expect to protect and grow our key customer segments including the U.S. Government and Diversified Commercial through a focus on quality and ease of use, driving free cash flow growth and returns by solving our customers’ problems.

Platform leadership. We are investing to build the leading multi-source analytics platform to enable a wide array of customers, developers and partners to easily unlock the power of our content and thereby sustain long-term growth. Our Platform business is built on the largest historical archive of the highest quality Earth imagery commercially available. We are enhancing our platform’s large-scale data analytics applications to derive new analytic products and services to reach new customers and use cases.

Services leadership. We plan to grow our Services business by helping the U.S. Government and other strategic customers with innovative solutions that enable our customers to leverage geospatial intelligence to support critical national security missions at scale. In November 2016, we completed the acquisition of The Radiant Group, Inc. (“Radiant”), a privately held leading technical and analytical solutions provider for U.S. government customers. Our acquisition of Radiant is expected to broaden our cloud-enabled capabilities across the geospatial intelligence value chain and expand our customer base across the U.S. Intelligence and Special Operations communities.

Reducing capital intensity. We are actively reducing our capital intensity while extending our industry lead. In February 2016, we reached an agreement with two Saudi Arabian entities to develop a constellation of six sub-meter resolution satellites. The Saudi Arabian entities will be responsible for the construction, integration and launch of the satellites. Additionally, our future replenishment of WorldView-1 and WorldView-2 is expected to cost no more than $600 million, a considerable savings over the combined cost of the original satellites.

Business Organization

We have one reportable segment, in which we use common infrastructure and technology to collect, process and distribute products and provide services to customers around the world. We measure performance based on consolidated operating results and achievement of individual performance goals. We sell our products and services through a combination of direct and indirect channels consisting of a global network of resellers, strategic partners and direct-enterprise sales to our U.S. Government and Diversified Commercial customer groups.

Products and Services

We offer products comprised of imagery from our constellation of high-resolution satellites and we provide geospatial products and services in which we combine our imagery, analytic expertise and innovative technology to deliver integrated solutions. Customers can purchase specific images that are archived in our imagery archives (“ImageLibrary”) or place custom orders to task our satellites for a specific area of interest. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution method that best suits our customers’ needs. We use our satellite imagery, along with other sources of data, to deliver integrated intelligence solutions to our customers. Our Services team’s unique geospatial and intelligence expertise allows our customers to unlock insights from large sets of data.

We offer a range of on- and off-line distribution options designed to enable customers to easily access and integrate our imagery into their business operations and applications, including desktop software applications and web services that provide for direct on-line access to our ImageLibrary.

Imagery

We provide many customer-ready imagery products that are designed to enable customers to understand and analyze specific geographies of interest. Imagery can be collected as follows:

•	Panchromatic – black and white imagery that provides the highest resolution band from our constellation.

•	Multispectral (4-band) – includes the Red, Green, Blue and Near Infrared bands. These bands approximate the colors the human eye can see, and just beyond the visible into the near infrared.

•

Multispectral (8-band) – includes the four bands above plus Coastal, Yellow, Red-Edge, and Near Infrared 2. The near infrared bands support applications such as monitoring crop health and moisture content.

•	Short Wave Infrared (“SWIR”) – this unique WorldView-3 imaging capability enables applications such as mineral and material detection and visibility through obstructions such as smoke and haze.

We offer a number of imagery products, including:

•	Basic imagery – includes the least amount of processing. Basic imagery provides the customer flexibility to perform their own processing to produce orthorectified imagery and basemaps.

•

Standard imagery – includes radiometric and geometric correction. Radiometric correction enables images to appear uniformly illuminated with the appropriate level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image.

•

Orthorectified imagery – includes radiometric, geometric and topographic correction. Topographic correction accounts for terrain and projects images onto the Earth as they would be seen by the human eye.

•

Basemap product suite – our Basemap product delivers geo-located context that enables users to better understand and analyze specific areas of interest. Our Basemap product can be supplemented with +Daily, +Vivid, and/or +Metro. The +Daily service includes the most relevant current collections from our satellite constellation and is updated continuously, allowing customers to extract new points of interest as they appear throughout time. Powered by our proprietary image processing techniques, +Vivid delivers high quality imagery that maximizes contrast, sharpness, and clarity while maintaining uniformity. Finally, Basemap +Metro provides access to high-resolution imagery of more than 2,600 world capitals and major metropolitan areas. Imagery is mosaicked together to provide a consistent view of the urban landscape.

•

Elevation products – Elevation and terrain information is foundational to mapping and understanding the surface of our planet. We offer stereo imagery (images collected from different viewpoints along the satellite’s orbit track) to customers with advanced image processing capabilities and tools, allowing them to create 3D visualization and digital elevation models. We also offer customers semi-customized terrain products, 3D surface models and digital elevation models.

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

Services

Customers are increasingly looking for analytic solutions to derive insights from imagery. With our Services products, we use our geospatial and military intelligence expertise to deliver insight to our customers through the creation of analytic applications, such as geospatial risk intelligence reports. These products and services combine imagery with other sources of geospatial data (e.g., geotagged social media data) to deliver integrated intelligence solutions. We provide analytic solutions that accurately document change and enable geospatial modeling and analysis that predict where events will occur to help our customers protect lives, make resource allocation decisions and save time. Our acquisition of Radiant furthers our capabilities through its expertise in efficient and optimized satellite tasking, imagery processing, data analytics, and machine learning. We primarily support U.S. government customers, but many of our capabilities also support intelligence requirements from international governments, global development organizations and commercial customers.

Platform Products

In the current environment, the geospatial industry suffers from an imbalance between the proliferation of data from an expanding variety of sources and users’ capacity to distill this data down to actionable information. Our Platform products are closing this gap by assembling content and large-scale analytical tools in a single environment. This unlocks new-use cases outside of traditional geospatial applications, allowing imagery analytics to be a standard part of planning for new business and intelligence applications. These products include our Geospatial Big Data platform, which creates new applications and insights from our industry-leading archive of very high resolution imagery combined with our best-in-class accuracy. It also includes our Spatial on Demand platform that serves as a source-agnostic imagery provider for our energy customers, organizing large amounts of imagery and other geospatial datasets in a single environment for customer use.

Customers

U.S. Government Customers

U.S. Government revenue is generated from multiple U.S. Government agencies, primarily focused on defense and intelligence, with the United States National Geospatial Intelligence Agency (“NGA”) as our largest customer. The NGA serves as the primary U.S. Government procurement agency for geospatial information and purchases imagery products and services on behalf of various agencies within the U.S. Government, including defense, intelligence and law enforcement agencies. The U.S. Government, inclusive of the NGA, provided 63.7%, 63.7%, and 60.4% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively. Revenue from the NGA arises from the EnhancedView SLA (as defined below), EnhancedView value-added services, and the NextView Agreement.

EnhancedView Service Level Agreement

On August 6, 2010, we entered into the EnhancedView contract with the NGA (the “EnhancedView Contract”). The EnhancedView Contract has a ten-year term, inclusive of nine one-year renewal options exercisable by the NGA, and is subject to congressional appropriations and the right of the NGA to terminate or suspend the contract at any time. The EnhancedView Contract contains multiple deliverables, including a Service Level Agreement, (the “EnhancedView SLA”) that totals $2.8 billion over the term of the contract. The EnhancedView SLA provides the U.S. Government with a level of capacity, assured access and pre-emptive tasking rights to certain satellites within our satellite constellation.

For the first four contract years commencing on September 1, 2010, $250.0 million was paid per year (or $20.8 million a month). For the last six contract years, $300.0 million is payable per year (or $25.0 million a month). The NGA exercised its renewal option for year seven under the EnhancedView SLA through August 31, 2017. We believe it is the NGA’s intention to exercise the remaining options, subject to annual appropriation of funding and the federal budget process, which contain an inherent level of uncertainty in the current budget environment. The EnhancedView SLA represented 46.5%, 48.0%, and 38.9% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

Each monthly EnhancedView SLA payment is subject to a performance penalty of up to 4% depending upon our performance against pre-defined performance criteria. A performance penalty is assessed in any month the NGA determines that not all of the performance criteria were met. If that occurs, we retain the full monthly cash payment, but apply any penalty amount as a credit towards either NGA purchases of additional mutually-agreed upon products or services, or an extension of the EnhancedView SLA beyond the current contract period. We have not incurred a penalty since the year ended December 31, 2012. Cumulative penalties over the life of the EnhancedView SLA total $0.4 million, or 0.02%, of our total cash receipts under the contract, all of which were applied to the purchase of other products.

EnhancedView Value-Added Services

The EnhancedView Contract also provides up to $750.0 million for value-added products and services, infrastructure enhancements and other services, including the option for the NGA to require us to lower the altitude of WorldView-2 from its current altitude of 770 kilometers to an altitude of 496 kilometers. Value-added products and services enable us to meet the NGA’s more advanced-imagery requirements using our production and dissemination capabilities, including Global Enhanced GEOINT Delivery (“Global EGD”) which provides for the delivery of certain orthorectified imagery and imagery-related products and services. In September 2016, the NGA and DigitalGlobe executed a contract for an additional year of the Global EGD program. In 2016, we recognized $60.5 million in revenue for value-added products and services and have recognized $320.0 million cumulatively since the inception of the EnhancedView Contract.

NextView

In September 2003, we entered into our first agreement with the NGA, the NextView Agreement. The NextView Agreement provided us with $266.0 million to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 was placed into service in November 2007, we began recognizing the deferred revenue on a straight-line basis over the estimated useful life of WorldView-1 (“NextView amortization”).

Based on the estimated useful life of WorldView-1, we recognized $15.1 million, $15.1 million, and $22.9 million of revenue related to the NextView amortization for the years ended December 31, 2016, 2015, and 2014, respectively. Cumulatively, since WorldView-1 was placed into service, we have recognized $207.4 million of NextView amortization revenue, and at December 31, 2016 had deferred revenue remaining of $58.6 million, expected to be amortized through the fourth quarter of 2020.

Diversified Commercial Customers

Diversified Commercial includes customers in the DAP, location-based services (“LBS”), international civil government, other international defense and intelligence, energy and other industry verticals.

Direct Access Program

We earn revenue from sales of DAP facilities, service fees to access our satellite constellation, as well as other imagery-related product sales. As of December 31, 2016, we had DAP agreements in ten countries. For the years ended December 31, 2016, 2015, and 2014, DAP revenue represented 16.8%, 17.2%, and 17.0% of our total revenue for each respective year.

Other Diversified Commercial

Other diversified commercial revenue is generated from customers in LBS, international civil government, other international defense and intelligence, energy and other industry verticals through sales of imagery, Platform products and other services. Our LBS customers rely on us to create and enhance the maps and geospatial services that over a billion people use every day. We sell imagery and provide services to international civil governments for use in applications such as infrastructure planning, taxation, rescue and recovery services, forestry and agriculture. Our other international defense and intelligence customers include friendly foreign governments, many in volatile parts of the world, that rely on us to keep their nations safe. We sell imagery and Platform products to energy customers to enable efficient discovery, security, production and development of energy resources. Customers in other industry verticals use our content for mapping, monitoring, analysis and planning activities.

Satellite Constellation and Ground System Operations

As of December 31, 2016, we operated a constellation of four in-orbit and fully-commissioned satellites: GeoEye-1, WorldView-1, WorldView-2, and WorldView-3. The following tables summarize the primary characteristics of the in-orbit and fully-commissioned satellites in our constellation as of December 31, 2016:

			Annual Collection
			Capacity (million	Orbital Altitude
Satellite	Launch Date	Best Ground Resolution	square kilometers)	(kilometers)
WorldView-3	August 2014	31-centimeters black and white, or color 1.24-meter multi-spectral	248	617
WorldView-2	October 2009	46-centimeters black and white, or color 1.84-meter multi-spectral	427	770
WorldView-1	September 2007	50-centimeters black and white	569	496
GeoEye-1	September 2008	41-centimeters black and white, or color 1.64-meter multi-spectral	128	681

	Expected End	Original Cost	Net Book Value
Satellite	of Depreciable Life	(millions)	(millions)
WorldView-3	Q1 2026	649.5	522.4
WorldView-2	Q4 2022	463.2	191.5
WorldView-1	Q4 2020	473.2	103.1
GeoEye-1	Q1 2018	211.8	45.9

On November 11, 2016, we successfully launched WorldView-4. On February 1, 2017, WorldView-4 was placed into service and commercial operations began. Our preliminary assessment indicates an initial estimated useful life of approximately ten years.

Satellite Insurance

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total impairment of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums. As of December 31, 2016, we maintained the following insurance coverage on our in-orbit satellite constellation:

		Coverage
Satellite	Policy Period	(in millions)
WorldView-4 (1)	11/2016-11/2026	$431.0
WorldView-3 (1)	10/2016-08/2019	340.0
WorldView-2	10/2016-10/2017	220.0
WorldView-1	10/2016-10/2017	220.0
GeoEye-1	10/2016-10/2017	75.0

(1) Coverage at December 31, 2016 is comprised of multiple insurance policies ranging from one year to ten years in duration.

Ground Terminals and Image Processing Facilities

As of December 31, 2016, we owned or had service agreements for remote ground terminals in eight locations throughout the world. Each ground terminal is strategically placed to optimize contact with our satellites as they orbit. Each of our satellites orbits the Earth approximately 15 times per day, communicating with one or more of our ground terminals. Our image processing facility houses the hardware and software systems and personnel required to operate and control our satellites as well as process, store and distribute our imagery.

Competition

There are significant barriers to entry in the geospatial industry, primarily related to the substantial costs involved with satellite construction and launch, along with the amount of time required to build and develop ground systems and obtain necessary licenses. Our major existing and potential competitors for our Imagery business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, and unmanned aerial vehicles.

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

The data intensive nature of high-resolution imagery, complexity of analysis and desire to analyze multiple data sources have driven growth in multi-source analytics platforms. We are uniquely positioned to provide a platform solution because of the size and quality of our industry-leading ImageLibrary and our years of experience and resulting intellectual property in creating image analysis algorithms and tools. We also provide our customers with insights from our imagery with our Platform and Services products. Our Platform products face competition from aggregators of imagery and imagery-related products and services. Our Services products face competition from companies that provide geospatial analytic information and services to the U.S. Government, including defense prime contractors.

Regulation

Operations

The satellite operations portion of our business is highly regulated. The Department of Commerce (“DoC”), pursuant to the National and Commercial Space Programs Act of 2010 (successor legislation to the 1992 Land Remote Sensing Policy Act, as amended), has the primary regulatory authority over our industry. The DoC delegated responsibility for satellite remote sensing operations to the National Oceanic and Atmospheric Administration (“NOAA”). Each of our satellites is required to be licensed for operation by NOAA. We currently have licenses for all in-orbit satellites (“NOAA licenses”). Our NOAA licenses require us to obtain prior approval from NOAA for any significant and substantial foreign agreements, and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. In addition, the NOAA licenses allow the U.S. Government to suspend our imaging activities in certain cases, if deemed necessary, for national security reasons. The NOAA licenses are valid for the operational life of the satellites, provided that we comply with the licensing terms. Failure to comply with these licensing terms can result in sanctions or fines imposed by NOAA.

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

Sales

Satellite imagery does not require an export license in order to be sold internationally, but our ability to sell certain imagery products and services may be subject to sanctions or embargoes imposed by the U.S. Government against particular entities, individuals, or other countries or by foreign government regulation.

Direct access to the satellites under a DAP constitutes a significant and substantial foreign agreement under our NOAA licenses and requires approval from NOAA under the terms of such licenses. In addition, we or our suppliers must obtain export licenses from the Department of State (“DoS”) for the export of certain equipment and related technology necessary to enable the DAP access. The ground terminal equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations (“ITAR”). The approval process for these sales usually takes three months or longer and there is no obligation on the part of either NOAA or the DoS to approve any transaction. In addition to the required U.S. Government approvals, the export of equipment from Canada by a certain DAP equipment supplier is subject to Canadian export license requirements. Our DAP customers may need to obtain additional approvals from the government of the country in which the ground terminal is to be operated.

Ownership

We are obligated under our NOAA licenses to monitor and report increases in foreign ownership of our common stock and any agreement for ownership of 20% or greater of our common stock is subject to NOAA approval. We are also required to report certain common stock foreign-ownership levels to the Defense Security Service and to comply with certain rules and regulations to mitigate foreign influence as part of maintaining our facility security clearances. Our facility security clearance allows us to perform work on U.S. Government classified contracts. A transfer to foreign ownership also could trigger other requirements including filings with, and review by, the Committee on Foreign Investment in the United States pursuant to the Exon-Florio provision. Other restrictions and requirements may also arise depending on the country of origin and identity of foreign owners.

Environmental

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that the costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future, or that costs will not be incurred with respect to sites as to which no problem is currently known.

Intellectual Property

“DigitalGlobe” and other trademarks of ours appearing in this annual report are our property. Trade names and trademarks of other companies used in this annual report are for informational purposes only. We rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights from third parties to enable us to operate our satellites, ground terminals, collection systems and other various components of our systems. In addition, we actively pursue internal development of intellectual property. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. Additionally, we have been issued and have filed for U.S. and international patent applications covering certain of our proprietary technology and processes.

Business Seasonality

We have historically experienced higher revenues in the fourth quarter of the year due in part to the procurement cycles of U.S. and international governments as well as increased demand from commercial customers. However, historical seasonal patterns should not be considered a reliable indicator of our future revenues or financial performance.

Foreign and Domestic Operations

During 2016, our domestic and international revenue accounted for 71.9% and 28.1%, respectively, of total revenue. A summary of our domestic and international revenue is set forth in Note 17, “Significant Customers and Geographic Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Backlog

A summary of our backlog is set forth under the subheading “Backlog” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Employees

As of December 31, 2016, we had 1,733 full-time employees.

Additional Information

Our website can be accessed at http://www.digitalglobe.com.  The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K and amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed or furnished with the SEC. The information on our website is not incorporated by reference and is not a part of this Form 10-K. Additionally, our reports, proxy and information statements, and other information filed with the SEC are available on the SEC’s web site http://www.sec.gov or at the SEC Public Reference Room in Washington, D.C. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Pending Merger with MDA

The announcement and pendency of the Merger with MDA may have an adverse effect on our business, operating results and stock price.

On February 24, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MacDonald, Dettwiler and Associates Ltd., a corporation organized under the laws of British Columbia (“MDA”), SSL MDA Holdings, Inc., a Delaware corporation and wholly owned subsidiary of MDA (“SSL MDA Holdings”), and Merlin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SSL MDA Holdings (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into DigitalGlobe (the “Merger”), with DigitalGlobe surviving as an indirect wholly owned subsidiary of MDA.  We have operated and, until completion of the Merger, will continue to operate independently of MDA. Uncertainty about the Merger may adversely affect our revenue, operating results and stock price, whether or not the Merger is completed. For example, our customers or other partners may:

•	delay, defer or cease purchasing products or services from us or providing goods or services to us;
•	delay or defer other decisions concerning us;
•	cease further joint development activities; or
•	otherwise seek to change the terms on which they do business with us.

The uncertainties around the Merger could adversely impact our relationships or contract negotiations with third parties, including our customers and other business partners, or those with which we are seeking to establish business relationships. We are subject to additional risks in connection with the announcement and pendency of the Merger which could adversely impact our operating results, including:

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger;
•

the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain strategic opportunities without MDA’s approval;

•

except as permitted by certain limited exceptions in the Merger Agreement or required by their fiduciary duties and subject to the other requirements of the Merger Agreement, our Board of Directors may not withdraw or adversely modify its recommendation of adoption of the Merger Agreement by DigitalGlobe stockholders, which may have the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time;

•	that we may forego opportunities we might otherwise pursue absent the pending Merger with MDA;
•

potential adverse effects on our ability to retain and motivate current employees, and attract and recruit prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•

the diversion of our employees’ and management’s attention due to activities related to the proposed Merger, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

Since a portion of the Merger Consideration that our stockholders will receive in the proposed Merger will be in common shares of MDA, which are traded on the Toronto Stock Exchange, our stock price will be adversely impacted by a decline in MDA’s stock price and any adverse developments in MDA’s business or its business outlook. MDA stock price changes may result from a variety of factors, including changes in its business operations and outlook, changes in general market and economic conditions, and regulatory considerations. These factors are beyond our control.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.

Our pending Merger with MDA may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price.

The closing of the Merger is subject to the adoption of the Merger Agreement by the holders of a majority in voting power of the outstanding shares of Company Common Stock and Series A Preferred Stock, voting together as a single class, and the approval of the issuance of MDA Common Shares in connection with the Merger by a majority of the votes cast on such matter at a meeting of the shareholders of MDA. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Competition Act (Canada), as applicable; receipt of clearance from the Committee on Foreign Investment in the United States (“CFIUS”); receipt of other specified regulatory approvals; the absence of any temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger; the U.S. Securities and Exchange Commission having declared effective a registration statement on Form F-4 under the Securities Act of 1933, as amended, with respect to, and the authorization for listing on the Toronto Stock Exchange and New York Stock Exchange (or the NASDAQ Stock Market LLC) of, the shares of MDA Common Shares issuable in connection with the Merger; receipt by each party of a customary tax opinion; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); compliance with the covenants and agreements in the Merger Agreement in all material respects; and no material adverse effect on either the Company or MDA.

We cannot assure you that the conditions to the completion of the Merger will be satisfied in a timely manner, or at all. Although we and MDA have agreed, subject to certain exceptions, to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger. Any delay in completing the Merger may significantly reduce the synergies projected to result from the Merger and other benefits that the parties expect to achieve if they successfully complete the Merger. The parties are not obligated to consummate the Merger under certain circumstances, including if CFIUS notifies MDA and the Company in writing that CFIUS intends to send a report to the President of the United States recommending that the President act to suspend or to prohibit the Merger, or if the required approvals by our stockholders and MDA’s shareholders are not obtained. In addition, other factors, such as MDA’s ability to obtain the debt financing it needs on acceptable terms and other sources of cash to consummate the Merger, and any litigation challenging the Merger, may affect when and whether the Merger will occur. If the Merger is not completed by December 7, 2017, either MDA or the Company may choose to terminate the Merger Agreement. If the EnhancedView Contract is terminated, cancelled or the option to renew the EnhancedView Contract for the next contract year after the date of the Merger Agreement is not exercised by the NGA, or if certain other adverse actions occur with respect to the EnhancedView Contract, MDA may choose to terminate the Merger Agreement, at which time it would be required to pay a termination fee to us of $150 million. MDA or the Company may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after the required stockholder approvals, as applicable.

If the Merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of approximately $85 million to MDA under certain circumstances as described in the Merger Agreement;
•	we would have incurred significant costs in connection with the Merger that we likely will be unable to recover in full, including transaction, professional services, employee-related and other costs;
•	we may be subject to legal proceedings related to the Merger;
•	the failure of the Merger to be consummated may result in negative publicity and a negative impression of us in the investment community;
•

disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, business partners and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience an increase in employee departures.

Potential litigation filed against MDA or the Company could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

We and members of our Board of Directors or executive officers may in the future be parties, among others, to various claims and litigation related to the pending Merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such matters may seek to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation relating to the Merger could impact the likelihood of obtaining the stockholder approvals from either MDA or DigitalGlobe. Moreover, any future litigation could be time consuming and expensive, could divert our attention away from regular business, and, if any one of these potential lawsuits is adversely resolved, could have a material adverse effect on our results of operations and financial condition.

One of the conditions to the closing of the Merger is that no applicable governmental entity shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of the Merger, and that no law shall have been enacted or promulgated by any applicable governmental entity that makes the consummation of the Merger illegal that remains in effect. Consequently, if a settlement or other resolution is not reached in the potential lawsuits and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting MDA’s and/or our ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner, or at all.

DigitalGlobe’s stockholders will have a minority ownership and voting interest in MDA after completion of the pending Merger, and will be subject to risks related to MDA’s stock price after becoming stockholders of MDA.

Our stockholders presently have the right to vote for the election of directors to our Board of Directors and on other matters affecting us. Immediately following the Merger, our stockholders will own approximately 37% of MDA’s outstanding common shares, based on the number of shares of DigitalGlobe common stock and MDA common shares outstanding as of February 24, 2017. As a result, our stockholders will have less influence on the management and policies of MDA and its subsidiaries than they now have on the management and policies of DigitalGlobe.

Upon closing of the Merger, our stockholders will become stockholders of MDA upon their receipt of common shares of MDA in the Merger. MDA’s common shares will be listed for trading on the Toronto Stock Exchange and the New York Stock Exchange or NASDAQ Stock Market LLC following the Merger. Our stockholders will be subject to risks related to the market price of MDA’s common shares after becoming stockholders of MDA in connection with the Merger. The market prices of MDA’s common shares after the Merger might be affected by factors different from, or in addition to, those currently affecting the market prices of our common stock. In addition, MDA may fail to realize the benefits expected from the Merger, which could adversely affect MDA’s stock price following the Merger. The use of cash and incurrence of substantial indebtedness in connection with the financing of the Merger may have an adverse impact on MDA’s liquidity, limit MDA’s flexibility in responding to other business opportunities and increase MDA’s vulnerability to adverse economic and industry conditions, each of which could adversely affect MDA’s stock price.

Risks Related to Our Business

The loss or reduction in scope of any one of our primary contracts will materially reduce our revenue. The majority of our revenue is currently derived from a single contract with a U.S. Government agency that can be terminated at any time.

We generated 63.7% of our revenue from the U.S. Government and 46.5% from the EnhancedView SLA in 2016. Our contracts with U.S. Government agencies are subject to risks of termination or reduction in scope due to changes in U.S. Government policies, priorities or funding level commitments to various agencies. Under the EnhancedView SLA, we are obligated to make a portion of the image tasking capacity of WorldView-1, WorldView-2 and WorldView-3 available to the NGA, including specified priority access rights. The NGA does not have contracted access to WorldView-4. The NGA has the option to require us to lower the altitude of WorldView-2 from its current altitude of 770 kilometers to an altitude of 496 kilometers, subject to receipt of all required regulatory approvals. The lowering of the orbital altitude could result in a decrease in the amount of square kilometers collected by WorldView-2. While we believe the decrease in collection capability would be offset by improved data capture capabilities on the ground, there can be no assurance that our current collection capability will be maintained. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a performance penalty or breach of our contract with the NGA. A breach of our contract with the NGA or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations.

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

The availability of our products and services depends on the continuing operation of our satellite operations infrastructure, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary facility. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

We face competition that may cause us to have to reduce our prices or to lose market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have superior technologies or greater financial, personnel and other resources than we have. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

The U.S. Government and foreign governments may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites and thereby compete with our imagery products and services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery-content sources with more advanced capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors or other factors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

We are dependent on resellers of our imagery for a portion of our revenue. If these resellers fail to market or sell our products and services successfully, our business would be harmed.

In 2016, we generated $65.3 million, or 9.0%, of our total revenue from foreign and domestic resellers. We rely on foreign resellers and partners to market and sell the majority of our products and services in the international market. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our imagery products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our imagery products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

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

Our business and our reputation could be negatively impacted by cyber attacks, other security breaches and other disruptions. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our ImageLibrary. In addition, our business is becoming increasingly web-based, allowing our customers to access and take delivery of imagery from our ImageLibrary over the Internet. From time to time, we have experienced computer viruses and other forms of third-party attacks on our systems that, to date, have not had a material adverse effect on our business. We cannot assure you, however, that future attacks will not materially adversely affect our business. Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third-party access or other problems caused by third parties. Because the techniques used to obtain unauthorized access or to otherwise infect or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may also need to expend significant resources to protect against security breaches. If unauthorized parties gain access to our information or our systems, they may be able to misappropriate assets or sensitive information (e.g., customer information), cause interruption in our operations, cause the loss of imagery from our ImageLibrary, corrupt data or computers, or otherwise damage our reputation and business. In addition, a security breach that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer as well as increase the number of countries within which we do business.

Changes in U.S. Government policy regarding use of commercial-data providers, or material delay or cancellation of planned U.S. Government EnhancedView programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.

Current U.S. Government policy encourages the U.S. Government’s use of commercial-data providers to support U.S. national security objectives. We are considered by the U.S. Government to be a commercial data provider. U.S. Government policy is subject to change and any change in policy away from supporting the use of commercial-data providers to meet U.S. Government imagery needs could materially affect our revenue and our ability to achieve our growth objectives.

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

Loss of, or damage to, a satellite before the end of its expected operational life may require us to seek additional financing from outside sources, which we may be unable to obtain on favorable terms, if at all.

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

We anticipate using funds generated from operations to fund the construction and launch of any future satellites, including the replenishment constellation for the combined capacity of WorldView-1 and WorldView-2. If we do not generate sufficient funds from operations, we may need to obtain additional financing from outside sources to deploy any future satellites. If we do not generate sufficient funds from operations and cannot obtain financing, we will not be able to deploy any future satellites or be able to replace any of our operating satellites. We cannot assure that we will be able to generate sufficient funds from operations or raise additional capital on favorable terms or on a timely basis, if at all, to develop or deploy additional high-resolution satellites.

New satellites are subject to construction and launch delays, launch failures,  damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.

Delays in the construction of future satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Any launch delay, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

Limited insurance coverage, pricing and availability may prevent us from obtaining insurance to cover all risks of loss.

We intend to insure satellites in our constellation to the extent that insurance remains available at acceptable premiums. The insurance proceeds received in connection with a partial or total impairment of the functional capacity of any of our satellites would not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

The price and availability of insurance have fluctuated significantly since we began offering commercial services in 2001. Although we have historically been able to obtain insurance coverage for our in-orbit satellites, we cannot guarantee that we will be able to do so in the future. We intend to maintain insurance for our operating satellites, but any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

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

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth-imagery and related products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our imagery, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations. We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our prospects, financial condition and results of operations could be materially and adversely affected.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by conditions in the global capital markets and the economy, both in the U.S. and internationally. Our business may be materially and adversely impacted by changes in United States or global economic conditions including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

Our international business exposes us to risks relating to increased regulation, currency fluctuations, and political or economic instability in foreign markets, which could adversely affect our revenue.

In 2016, approximately 28.1% of our revenue was derived from international sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the United States and a particular foreign country; increases in tariffs and taxes and other trade barriers; changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers and affect their budgets; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

We depend upon our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would seriously harm our business.

Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical, sales, marketing and managerial personnel. The loss of one or more of our senior management personnel could result in the loss of knowledge, experience and technical expertise within the satellite imagery sector, which would be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the commercial high-resolution Earth imagery industry is intense. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Additionally, our ability to effectively manage change of people and/or processes within the organization could negatively impact our ability to deliver on our objectives and plans.

In addition, the pending Merger could adversely affect our ability to retain and motivate current employees or attract and recruit prospective employees, each of whom may be uncertain about their future roles and relationships with us following the completion of the acquisition. Any loss of key personnel could adversely affect our business.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. For example, we have recently undertaken restructuring plans intended to reduce global headcount, rationalize our real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and implement other efficiency initiatives. We cannot be certain that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

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

We have acquired other companies and may not realize all the economic benefit from those acquisitions, which could cause an impairment of our goodwill or intangible assets. We review goodwill and our amortizable intangible assets for impairment annually or if events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant non-cash charge in our consolidated financial statements in the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

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

NOAA Approvals. Our business requires licenses from NOAA. Under our NOAA licenses, the U.S. Government reserves the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. In addition, NOAA has the right to review and approve the terms of certain of our agreements with international customers, including our DAP customers. We currently have the necessary approvals for our existing international customers. However, such reviews in the future could delay or prohibit us from executing new international agreements. The inability to get approvals for DAP customers could materially affect our ability to establish and grow our DAP business. In addition, should we not get approvals in a timely manner, our products and services may not be competitive, and we may be subject to fines or sanctions imposed by NOAA.

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

Our debt obligations consist of a $1.275 billion Senior Secured Term Loan due January 15, 2024 (“Term Loan”) and a $200.0 million Senior Secured Revolving Credit Facility due January 15, 2022 (“Revolving Credit Facility” and, together with the Term Loan, the “2016 Credit Facility”), in addition to $34.4 million of 5.25% Senior Notes due February 1, 2021 (“Senior Notes”). Our indebtedness could have several consequences, including: increasing our vulnerability to adverse economic, industry or competitive developments; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, return of capital to shareholders through our share repurchase program, and future business opportunities; restricting us from making strategic acquisitions; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are not as highly leveraged as us and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our 2016 Credit Facility contains a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, and merge or consolidate with other entities or transfer all or substantially all of our assets. The 2016 Credit Facility also requires us to comply with a maximum leverage ratio covenant.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under our 2016 Credit Facility could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. As of December 31, 2016, our total indebtedness was $1,309.4 million. Our total borrowings as of December 31, 2016 were $1,289.3 million which was net of discounts and issuance costs of $20.1 million and represented 52.4% of our total capitalization. Our indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal, interest or other amounts due with respect to our indebtedness.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, volatile. Factors that could contribute to the volatility of our stock include, but are not limited to: events or circumstances affecting completion of the Merger in a timely manner, or at all, or the imposition of conditions on completion of the Merger or requiring changes to the terms of the Merger; fluctuations in the market price of MDA’s common shares; termination or expiration of one or more of our key contracts, or a change in scope or purchasing levels under one or more of our contracts, including the EnhancedView Contract, our DAP contracts or other large contracts; unfounded rumors and leaks of information, or formal announcements regarding federal budget cuts, including, but not limited to, reduction in budgets affecting the Department of Defense; failure of our satellites to operate as designed; loss or damage to any of our satellites; changes in U.S. or foreign governmental regulations or in the status of our regulatory approvals, clearances or future applications; our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments; changes in the availability of insurance; changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock; and analysts expectations regarding the pending Merger with MDA; changes in our published forecast of future results of operations; fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; success of competitive products and services; changes in our capital structure, such as future issuances or repurchases of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt; investors’ general perception of us, including any perception of misuse of sensitive information; changes in general global economic and market conditions; changes in industry conditions; business disruptions, costs and future events related to shareholder activism, and changes in regulatory and other dynamics.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The properties used in our operations consist principally of production facilities, administrative and executive offices, and remote ground terminals. As of December 31, 2016, we leased or owned approximately 830,000 square feet of office and operations space. This space includes our production facilities, administrative and executive offices in Westminster, Colorado; Longmont, Colorado; and Herndon, Virginia. We also lease a data center and have smaller administrative offices and sales offices located in the United States and internationally.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE and traded under the symbol “DGI.” The following table sets forth, for the periods indicated, the high and low sales prices in dollars on the NYSE for our common stock based on daily trading prices.

	High	Low
2016
Fourth Quarter	$33.05	$23.95
Third Quarter	28.33	20.85
Second Quarter	23.20	16.58
First Quarter	18.21	11.80

2015
Fourth Quarter	$22.22	$12.41
Third Quarter	28.32	17.78
Second Quarter	35.70	27.59
First Quarter	35.91	26.85

At February 21, 2017, there were approximately 230 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Performance Measurement Comparison of Stockholder Return

The graph below compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return of the S&P Composite 500 Stock Index, the Russell 2000 and our 2016 and 2015 peer groups for the period from December 31, 2011 through December 30, 2016. It assumes $100 was invested at market close on December 31, 2011 and that any dividends have been reinvested.

In 2016, we changed our peer group to better reflect companies of our size and complexity. Our new peer group consists of: Acxiom Corporation, Advisory Board Company, comScore, Inc., Corporate Executive Board Company, CoStar Group Inc., Cubic Corporation, Exponent, Inc., FactSet Research Systems, Inc., Fair Isaac Corporation, FLIR Systems, Inc., Forrester Research, Inc., Gartner, Inc., IHS, Inc., Iridium Communications, Inc., KEYW Holding Corporation, Kratos Defense & Security Solutions, NeuStar, Inc., Qlik Technologies, Inc., Trimble Navigation Limited and ViaSat, Inc.

Our peer group in 2015 consisted of Acxiom Corporation, Advisory Board Company, comScore, Inc., Corporate Executive Board Company, CoStar Group Inc., FactSet Research Systems, Inc., Fair Isaac Corporation, FLIR Systems, Inc., Forrester Research, Inc., Gartner, Inc., IHS, Inc., Iridium Communications, Inc., KEYW Holding Corporation, Kratos Defense & Security Solutions, NeuStar, Inc., Orbital Sciences Corporation (included through February 9, 2015 when it was acquired by Alliant Techsystems), Qlik Technologies, Inc., Trimble Navigation Limited, Verisk Analytics, Inc., and ViaSat, Inc.

Total Return Analysis	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
DigitalGlobe, Inc.	$100.00	$142.84	$240.50	$181.01	$91.53	$167.45
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
2016 Peer Group	100.00	113.02	156.36	152.94	153.66	168.77
2015 Peer Group	100.00	114.66	158.16	154.83	160.18	174.77

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of DigitalGlobe, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

Dividends

Since inception, we have not declared or paid any cash dividends on our common stock and do not currently anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be subject to restrictive covenants contained in our 2016 Credit Facility and dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, capital requirements and other factors. For information concerning dividends declared or paid on our Series A convertible preferred stock, please see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

In the second half of 2014, the Company’s Board of Directors authorized a program to repurchase up to $205.0 million of the Company’s outstanding common stock through December 31, 2015. In October 2015, the Company’s Board of Directors approved an additional $130.0 million of authorized share repurchases of the Company’s outstanding common stock through December 31, 2016. The approval increased the total authorized amount under the program to $335.0 million excluding broker transaction fees. As of December 31, 2016, we have exhausted our share repurchase program and have repurchased a total of 15,365,411 shares at an average purchase price of $21.82 per share, for a total of $335.3 million under the program. The amount purchased and the average share price for repurchases include broker transaction fees of $0.3 million. We repurchased shares through open market purchases, and pursuant to Rule 10b5-1, in each case on such terms and at such times as was permitted by applicable securities laws and determined by management.

Share repurchase activity during the quarter ended December 31, 2016, was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as Part	of Shares That
	Number	Price	of Publicly	May Yet be
	of Shares	Paid Per	Announced	Purchased
	Purchased	Share	Program	Under Program
October 1, 2016 to October 31, 2016	314,698	26.70
November 1, 2016 to November 30, 2016	543,803	27.80
December 1, 2016 to December 31, 2016	180,819	32.12
Total	1,039,320	$28.22	15,365,411	$—

ITEM 6.       SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited Consolidated Financial Statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto in Items 7 and 8, respectively, of this Form 10-K.

Summary Financial Data

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014	2013(1)	2012
Revenue	$725.4	$702.4	$654.6	$612.7	$421.4
Income (loss) from operations	102.1	60.8	31.9	(84.8)	76.0
Net income (loss)	26.5	23.3	18.5	(68.3)	39.0
Net income (loss) available to common shareholders	21.5	18.5	13.9	(71.9)	39.0
Earnings (loss) per share:
Basic	$0.34	$0.26	$0.19	$(1.00)	$0.85
Diluted	$0.34	$0.26	$0.18	$(1.00)	$0.84
Total assets (3) (4)	3,009.9	2,913.2	3,047.1	3,131.6	1,533.3
Long-term debt, including current portion (4)	1,289.3	1,109.9	1,113.6	1,114.3	483.3
Other long-term obligations (2) (3)	158.8	122.6	87.3	76.9	14.4
Stockholders’ equity	1,172.9	1,248.1	1,353.5	1,383.3	539.4

(1)

On January 31, 2013, we completed our acquisition of 100% of the outstanding common stock of GeoEye, a provider of geospatial intelligence solutions. The results of GeoEye’s operations were included in our Consolidated Financial Statements beginning on the acquisition date.

(2)	Other long-term obligations include Deferred income taxes, net and Other liabilities.
(3)

Amounts differ from prior year presentation due to our adoption of ASU 2015 – 17, Balance Sheet Classification of Deferred Taxes. Refer to Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements,” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail.

(4)

Amounts differ from prior year presentation due to our adoption in 2015 of ASU 2015 – 03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DigitalGlobe is a leading global provider of high-resolution Earth imagery, data and analysis. Sourced from our own advanced satellite constellation and third-party providers, our imagery solutions and other services provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission-planning, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Additionally, hundreds of developers are building new applications and machine learning algorithms on our Geospatial Big Data platform and in our recently expanded Services business. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

Our principal customers include U.S. and foreign governments, and commercial customers. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our ImageLibrary. We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution Earth imagery commercially available, containing more than 7.5 billion square kilometers of imagery, an area the equivalent of 50 times the landmass of the Earth. As of December 31, 2016, our collection capacity capability was approximately 1.37 billion square kilometers of imagery per year, or the equivalent of roughly 9 times the Earth’s land surface area, and offers intraday revisit around the globe.

Pending Transaction with MDA

On February 24, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MacDonald, Dettwiler and Associates Ltd., a corporation organized under the laws of British Columbia (“MDA”), SSL MDA Holdings, Inc., a Delaware corporation and wholly owned subsidiary of MDA (“SSL MDA Holdings”), and Merlin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SSL MDA Holdings (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into DigitalGlobe (the “Merger”), with DigitalGlobe surviving as an indirect wholly owned subsidiary of MDA.  Under the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of our common stock will be converted into the right to receive US$17.50 in cash and 0.3132 of a common share of MDA (the “Merger Consideration”), without interest and subject to any required withholding for taxes, and each outstanding share of our Series A convertible preferred stock will be converted into the right to receive the same Merger Consideration as if the holder thereof had converted such shares of Series A convertible preferred stock into our common stock immediately prior to the closing of the Merger.

The closing of the Merger is subject to customary closing conditions, including required regulatory approvals, adoption of the Merger Agreement by our stockholders, and approval of the issuance of common shares of MDA in connection with the Merger by MDA’s shareholders.  The closing of the Merger is not subject to a financing condition.

The Merger is expected to close in the second half of 2017. Following completion of the Merger, our common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

In connection with the Merger, we have incurred, and expect to continue to incur through the closing of the Merger, significant expenses such as transaction, professional services, employee-related and other costs.

2016 Highlights

Share Repurchase Program

Our Board of Directors authorized a program to repurchase up to $335.0 million of the Company’s outstanding common stock through December 31, 2016, excluding broker transaction fees. As of December 31, 2016, we have exhausted our share repurchase program and have repurchased a total of 15,365,411 shares at an average purchase price of $21.82 per share, for a total of $335.3 million under the program. The amount purchased and the average share price for repurchases include broker transaction fees of $0.3 million. See “Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for further detail.

Re-engineering and Restructuring Plans

2016 Restructuring

In November 2016, we initiated a restructuring plan in conjunction with the acquisition of Radiant, under which we may incur up to $4.5 million in an effort to continue to consolidate our real estate footprint and rationalize the Services reporting structure. As of December 31, 2016, $0.8 million has been incurred under this plan, which we expect to complete by the end of the fourth quarter of 2017.

2015 Restructurings

In February 2015, we initiated a re-engineering and restructuring plan intended to improve our operational efficiency. We completed this plan in the first quarter of 2016. We incurred approximately $10.8 million of the originally anticipated $15.0 million as a result of these efforts, which included restructuring charges to reduce global headcount and rationalize our real estate footprint and other re-engineering charges to realize efficiencies from reducing headcount, such as re-engineering processes and enhancing system workflows, as well as costs related to the decision to proactively decommission the IKONOS satellite. Our less than expected spend resulted primarily from lower than anticipated lease-termination fees associated with the consolidation of our real estate footprint.

In October 2015, we initiated a re-engineering and restructuring plan to further reduce global headcount, rationalize our real estate footprint, realize efficiencies from re-engineering processes and enhancing system workflows, and undertake other efficiency initiatives. We completed this plan in the fourth quarter of 2016. We incurred approximately $14.8 million of the originally anticipated $18.0 million as a result of these efforts. The less than expected spend resulted primarily from lower than anticipated costs associated with the rationalization of our real estate footprint.

The benefits realized from these plans may be partially offset by higher operating costs associated with growth in our business.

Recent Satellite Developments

On November 11, 2016, we successfully launched WorldView-4. On February 1, 2017, WorldView-4 was placed into service and commercial operations began. Our preliminary assessment indicates an initial estimated useful life of approximately ten years. Prior to the launch of WorldView-4, we received early contractual agreements and letters of intent for direct access capacity from international defense and intelligence customers. We anticipate that these pre-launch commitments will begin generating incremental revenue in 2017.

In February 2016, we reached an agreement with two Saudi Arabian entities to develop a constellation of six sub-meter resolution satellites. The Saudi Arabian entities will be responsible for the construction, integration and launch of the satellites. The constellation will leverage our ground infrastructure and global distribution capabilities. The satellites are expected to launch in 2019.

Radiant Acquisition

In November 2016, we completed the acquisition of Radiant, a privately held leading technical and analytical solutions provider for U.S. government customers. The acquisition adds hundreds of innovative developers and analysts to DigitalGlobe, with expertise in data analytics, cloud computing, and machine learning to solve complex geospatial intelligence challenges. Our acquisition of Radiant is expected to broaden our cloud-enabled capabilities across the geospatial intelligence value chain and expand our customer base across the U.S. Intelligence and Special Operations communities. We incurred $1.0 million of acquisition and integration costs as of December 31, 2016, and expect to incur up to an additional $1.0 million of integration costs in 2017.

Debt Refinancing

On December 22, 2016, we refinanced our outstanding debt by entering into the 2016 Credit Facility. As a part of this refinancing, we repaid and retired our seven-year $550.0 million Senior Secured Term Loan Facility (“2013 Term Loan”) and the outstanding balance of $110.0 million on our five-year $150.0 million Senior Secured Revolving Credit Facility (together with the 2013 Term Loan, the “2013 Credit Facility”). We also extinguished the $600.0 million aggregate principal amount of our outstanding Senior Notes through a tender offer, completed on January 4, 2017, and a subsequent redemption, completed on January 23, 2017, for any Senior Notes not tendered and accepted for purchase in the tender offer. Refer to Note 6, “Debt” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further detail on the refinancing and the related financial statement impact. This refinancing expanded our borrowing capacity, extended the maturity date of our long-term debt, and resulted in less restrictive debt covenants.

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute products and provide services to customers around the world. The following table summarizes our results of operations:

	For the year ended December 31,
(in millions)	2016	2015	2014
U.S. Government revenue	$462.2	$447.6	$395.3
Diversified Commercial revenue	263.2	254.8	259.3
Total revenue	725.4	702.4	654.6
Cost of revenue, excluding depreciation and amortization	164.4	144.9	162.3
Selling, general and administrative	185.1	207.0	219.6
Depreciation and amortization	267.2	280.7	239.7
Restructuring charges	6.6	9.0	1.1
Income from operations	102.1	60.8	31.9
Loss from early extinguishment of debt	(35.7)	—	—
Interest expense, net	(17.8)	(29.0)	(7.1)
Other income, net	0.1	1.6	0.6
Income before income taxes	48.7	33.4	25.4
Income tax expense	(18.3)	(9.2)	(6.9)
Equity in earnings from joint ventures, net of tax	(3.9)	(0.9)	—
Net income	$26.5	$23.3	$18.5

The following table summarizes our results of operations as a percentage of total revenue:

	For the year ended December 31,
	2016	2015	2014
U.S. Government revenue	63.7%	63.7%	60.4%
Diversified Commercial revenue	36.3	36.3	39.6
Total revenue	100.0	100.0	100.0
Cost of revenue, excluding depreciation and amortization	22.7	20.5	24.8
Selling, general and administrative	25.5	29.5	33.5
Depreciation and amortization	36.8	40.0	36.6
Restructuring charges	0.9	1.3	0.2
Income from operations	14.1	8.7	4.9
Loss from early extinguishment of debt	(4.9)	—	—
Interest expense, net	(2.5)	(4.1)	(1.1)
Other income, net	—	0.2	0.1
Income before income taxes	6.7	4.8	3.9
Income tax expense	(2.5)	(1.3)	(1.1)
Equity in earnings from joint ventures, net of tax	(0.5)	(0.2)	—
Net income	3.7%	3.3%	2.8%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and provision of other services to end users, resellers and partners. The Company has two primary customer groups: U.S. Government and Diversified Commercial.

U.S. Government

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
U.S. Government Revenue:
EnhancedView SLA	$337.1	$337.1	$254.7	—%	32.4%
Other revenue and value-added services	110.0	95.4	117.7	15.3	(18.9)
NextView amortization	15.1	15.1	22.9	—	(34.1)
Total	$462.2	$447.6	$395.3	3.3%	13.2%

U.S. Government revenue consists primarily of the EnhancedView SLA, other revenue and value-added services, and NextView amortization. The NGA purchases our imagery products and services on behalf of various U.S. government entities, including the military and other agencies. Other U.S. defense and intelligence customers, including contractors, purchase value-added services with our imagery. Our U.S. Government customers focus on image quality, including resolution, accuracy, spectral diversity, frequency of area revisit, coverage and availability of certain amounts of our capacity, as they integrate our products and services into their operational planning. Revenue is generated largely from service level agreements, tasking orders and sales of imagery from our ImageLibrary, in addition to sales of geospatial analytic products and expert services that derive insight from our imagery. We sell to the U.S. Government primarily through direct sales.

U.S. Government revenue increased $14.6 million, or 3.3%, from 2015 to 2016 due to an increase in other revenue and value-added services, primarily as a result of our acquisition of Radiant and increased demand for our analytic value-added products and services, partially offset by a decrease in non-cash amortization of Global EGD deferred revenue.

U.S. Government revenue increased $52.3 million, or 13.2%, from 2014 to 2015. EnhancedView SLA revenue increased as a result of a full year of increased constellation capacity made available to the NGA due to WorldView-3 becoming fully operational on October 1, 2014. Other revenue and value-added services declined primarily due to a decrease in non-cash amortization of Global EGD deferred revenue. The decrease in non-cash NextView amortization resulted from the extension of the period over which this deferred revenue is amortized to reflect the 2014 fourth quarter extension of the useful life of WorldView-1.

Diversified Commercial

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
Diversified Commercial Revenue:
DAP	$121.6	$120.6	$111.3	0.8%	8.4%
Other diversified commercial	141.6	134.2	148.0	5.5	(9.3)
Total	$263.2	$254.8	$259.3	3.3%	(1.7)%

U.S and International Sales:
U.S.	$59.7	$51.8	$61.5	15.3%	(15.8)%
International	203.5	203.0	197.8	0.2	2.6
Total	$263.2	$254.8	$259.3	3.3%	(1.7)%

Direct and Reseller Sales:
Direct	$198.2	$186.5	$196.3	6.3%	(5.0)%
Reseller and Partner	65.0	68.3	63.0	(4.8)	8.4
Total	$263.2	$254.8	$259.3	3.3%	(1.7)%

Diversified Commercial consists of the following types of customers: DAP, LBS, international civil government, other international defense and intelligence, energy and other industry verticals. We sell products and services to these customers throughout the world both directly and through resellers. We have DAP agreements in ten countries, earning revenue from sales of DAP facilities and from service fees to access our satellite constellation. Other diversified commercial customers use our content for mapping, monitoring, analysis and planning activities.

Diversified Commercial revenue increased $8.4 million, or 3.3%, from 2015 to 2016. Other diversified commercial revenue increased primarily due to increased demand for our Global Basemap product suite and strength in imagery sales to other defense and intelligence customers, partially offset by a decrease in sales to energy customers driven by weakness in oil and gas commodity prices.

Diversified Commercial revenue decreased $4.5 million, or 1.7%, from 2014 to 2015. DAP revenue increased from additional image deliveries and access minutes to meet customer demands, primarily driven by events in the Middle East. Other diversified commercial decreased as a result of lower LBS revenue and the impact of the strong U.S. dollar on certain of our non-U.S. customers.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
Labor and labor-related costs	$86.5	$62.8	$68.7	37.7%	(8.6)%
Facilities, subcontracting and equipment costs	64.5	66.4	72.9	(2.9)	(8.9)
Consulting and professional fees	2.5	5.2	5.9	(51.9)	(11.9)
Other direct costs	10.9	10.5	14.8	3.8	(29.1)
Total	$164.4	$144.9	$162.3	13.5%	(10.7)%

There is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue increased $19.5 million, or 13.5%, from 2015 to 2016. Labor and labor-related costs increased primarily due to increased headcount to support revenue-generating activities and the launch and operation of WorldView-4, expenses for employees assumed in connection with our acquisition of Radiant, and an increase in incentive compensation due to improved company performance.

Cost of revenue decreased $17.4 million, or 10.7%, from 2014 to 2015. Labor and labor-related costs decreased primarily from lower headcount in connection with our restructuring efforts and a reduction in incentive compensation due to lower-than-expected revenue growth. Facilities, subcontracting and equipment costs decreased primarily as a result of our re-engineering and restructuring efforts and procurement savings on various operating expenses, partially offset by an increase in fees following the launch and commission of WorldView-3. The decrease in other direct costs was impacted by aerial imagery, which is amortized on an accelerated basis and consists of costs associated with previously purchased aerial imagery.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses:

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
Labor and labor-related costs	110.5	116.9	128.4	(5.5)%	(9.0)%
Consulting and professional fees	27.8	34.5	42.7	(19.4)	(19.2)
Rent and facilities	13.1	16.3	11.4	(19.6)	43.0
Computer hardware and software	11.4	14.8	14.4	(23.0)	2.8
Satellite insurance	8.9	11.2	9.8	(20.5)	14.3
Other costs	13.4	13.3	12.9	0.8	3.1
Total	$185.1	$207.0	$219.6	(10.6)%	(5.7)%

Selling, general and administrative expenses decreased $21.9 million, or 10.6%, from 2015 to 2016. Labor and labor-related costs decreased primarily due to lower headcount in connection with our restructuring efforts, partially offset by an increase in incentive compensation due to improved company performance. Consulting and professional fees decreased primarily from our re-engineering efforts.

Selling, general and administrative expenses decreased $12.6 million, or 5.7%, from 2014 to 2015. Labor and labor-related costs decreased primarily from lower headcount in connection with our restructuring efforts and a reduction in incentive compensation due to lower than expected revenue growth. Consulting and professional fees decreased primarily from our re-engineering and restructuring efforts. The increase in rent and facilities represents costs associated with our new headquarters.

Depreciation and Amortization

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
Depreciation and amortization	$267.2	$280.7	$239.7	(4.8)%	17.1%

Depreciation and amortization decreased $13.5 million, or 4.8%, from 2015 to 2016 primarily due to assets that were fully depreciated during the first three quarters of 2016, resulting in lower depreciation expense for the year.

Depreciation and amortization increased $41.0 million, or 17.1%, from 2014 to 2015 primarily due to higher depreciation expense of $42.4 million following the launch and commissioning of WorldView-3 in the fourth quarter of 2014 and a $17.6 million increase in expense primarily from hardware and software assets placed into service in 2015, partially offset by a $21.4 million decrease in depreciation expense as a result of the fourth quarter of 2014 extension of the useful lives of our WorldView-1 and WorldView-2 satellites.

Restructuring Charges

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
Restructuring charges	$6.6	$9.0	$1.1	(26.7)%	*	%

* Not meaningful

In November 2016, we initiated a restructuring plan in conjunction with the acquisition of Radiant to continue to consolidate our real estate footprint and rationalize our Services reporting structure (“Radiant Restructuring”). Expenses under the Radiant Restructuring were incurred during the fourth quarter of 2016.

In 2015, we initiated two restructuring plans intended to improve our operational efficiency by reducing our global headcount and rationalizing our real estate footprint (“2015 Restructurings”). We completed the first plan in the first quarter of 2016 and completed the second plan in the fourth quarter of 2016. Expenses under each of these plans were incurred during 2016 and 2015.

Restructuring charges in 2014 were incurred in conjunction with a restructuring plan related to our acquisition of GeoEye. These restructuring activities primarily consisted of reducing redundant workforce, consolidating office and production facilities, consolidating certain ground terminals and systems and other exit costs.

Refer to Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail.

Interest Expense, net

	For the year ended December 31,			Percentage change
				2016 vs.	2015 vs.
($ in millions)	2016	2015	2014	2015	2014
Interest expense, net	$(17.8)	$(29.0)	$(7.1)	(38.6)%	*	%

Our interest charges are primarily associated with borrowings used to finance the construction of our satellites.

Interest expense, net of capitalized interest of $48.0 million, decreased $11.2 million from 2015 to 2016, primarily as a result of the capitalization of 72.5% of interest to capital projects in 2016 compared to 51.0% in 2015. We did not capitalize interest on the cost basis of WorldView-4 while the satellite was in storage from December 2014 until mid-March 2015.

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

Loss from Early Extinguishment of Debt

	For the year ended December 31,			Percentage change
				2016 vs.		2015 vs.
($ in millions)	2016	2015	2014	2015		2014
Loss from early extinguishment of debt	$(35.7)	$—	$—	*	%	*	%

In 2016, we refinanced our debt by entering into the 2016 Credit Facility, retiring the 2013 Credit Facility, and redeeming our Senior Notes through the tender offer and subsequent redemption of all remaining outstanding Senior Notes in January 2017. In connection with the 2016 debt refinancing activities, the Company recognized $35.7 million as Loss from early extinguishment of debt within the Consolidated Financial Statements comprised of call premiums on the Senior Notes, the write-off of certain unamortized debt issuance costs and discounts, and other costs associated with the refinancing. Refer to Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail.

Income Tax Expense

	For the year ended December 31,			Percentage change
				2016 vs.		2015 vs.
($ in millions)	2016	2015	2014	2015		2014
Income tax expense	$(18.3)	$(9.2)	$(6.9)	*	%	33.3%

Income tax expense increased $9.1 million from 2015 to 2016, primarily due to higher pre-tax income in 2016. In 2016, we had an overall effective tax rate of 37.6%, compared to 27.5% in 2015. The effective tax rate differed from the statutory federal rate of 35% primarily due to certain permanent tax differences.

Income tax expense increased $2.3 million, or 33.3%, from 2014 to 2015 primarily due to higher pre-tax income in 2015. In 2015, we had an overall effective tax rate of 27.5%, compared to 27.3% in 2014. The effective tax rate differed from the statutory federal rate of 35% primarily due to federal research and development credits.

Refer to Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail.

Backlog

The following table represents our backlog as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Next 12	Life of	Next 12	Life of
(in millions)	Months	Contracts	Months	Contracts
Total Backlog	$642.7	$1,902.9	$553.0	$2,215.0

We define backlog as our estimate of future revenue from all contractual commitments, including those under the anticipated ten-year term of the EnhancedView SLA we entered into with the NGA in August 2010, amounts committed under DAP agreements, firm orders, minimum commitments under signed customer contracts, remaining subscriptions, firm fixed price reimbursement and funded and unfunded task orders from our customers. Our backlog also includes amounts of obligated funding on indefinite delivery/indefinite quantity (“IDIQ”) contracts for products and services that we believe we are qualified to provide. The EnhancedView SLA is structured as a ten-year term, inclusive of nine annual renewal options that may be exercised by the NGA. Although the NGA may terminate the contract at any time and is not obligated to exercise any of the remaining renewal options, we include the full remaining term in backlog. While such funding contains an inherent level of uncertainty, we believe it is the NGA’s intention to exercise the remaining options, subject only to annual congressional appropriation of funding and the federal budget process.

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

Our Next 12 Months backlog increased primarily as a result of the Radiant acquisition and DAP WorldView-4 commitments, while our Life of Contracts backlog decreased primarily due to fewer remaining renewal options under the EnhancedView SLA.

Balance Sheet Measures

Total assets of $3,009.9 million increased $96.7 million, or 3.3%, from 2015 to 2016 primarily due to goodwill of $94.0 million and intangible assets of $63.5 million recorded in connection with our acquisitions. This increase was partially offset by a $77.7 million decrease in property, plant and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to WorldView-4 and various other infrastructure projects.

Total liabilities of $1,837.0 million increased $171.9 million, or 10.3%, from 2015 to 2016 primarily due to a $179.4 million increase in long-term debt as a result of our acquisition of Radiant and the subsequent debt refinancing, combined with an increase of $37.6 million in deferred income taxes, net, primarily due to the acquisition of Radiant and income tax expense recognized in 2016. These increases were partially offset by a decrease of $61.1 million in deferred revenue resulting primarily from recognition of U.S. government revenue in excess of billings in 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had $109.3 million in cash and cash equivalents. Our cash equivalents primarily consist of demand deposit money market accounts. Our principal sources of liquidity are the cash we generate from our operations and our cash and cash equivalents. Additionally, as of December 31, 2016, we had $200.0 million available for borrowing under our Revolving Credit Facility.

Our primary liquidity and capital requirements are for satellite and ground infrastructure construction and maintenance, working capital and general corporate needs. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for at least the next 12 months. If the NGA, our largest customer, does not renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next 12 months.

We maintain a strong focus on liquidity, and do not anticipate significant changes to our existing capital structure. At December 31, 2016, we were in compliance with our debt covenants, and expect compliance with our covenants to continue.

In summary, our cash flows were:

	For the year ended December 31,
(in millions)	2016	2015	2014
Net income	$26.5	$23.3	$18.5
Non-cash items	367.5	331.3	278.0
Changes in working capital	(92.4)	(24.9)	(71.6)
Net cash provided by operating activities	301.6	329.7	224.9
Net cash used in investing activities	(338.3)	(169.9)	(264.6)
Net cash provided by (used in) financing activities	$19.9	$(151.5)	$(71.6)

Operating Activities

Our largest source of cash provided by operations is revenue generated by sales of imagery products and services. We also generate cash through sales of geospatial analytic products and expert services to obtain insight from our imagery. The primary uses of cash from our operating activities include payments for labor and labor-related costs, costs associated with operating our ground terminals, construction of DAP facilities, interest on our long-term debt, and other general corporate expenditures.

Cash provided by operating activities decreased $28.1 million from 2015 to 2016, primarily due to a net decrease in cash from changes in working capital, which was primarily caused by accounts receivable, the fluctuation of which was driven by the one-time additional payment of $25.0 million received from the NGA in 2015, and the timing of payments received from a DAP customer. This decrease was partially offset by increased net income adjusted for non-cash and other reconciling items, including depreciation and amortization, certain costs associated with the debt refinancing, and deferred income taxes.

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

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment, including assets under construction, as well as business acquisitions. The majority of our cash used in investing activities for 2016 was related to the construction and launch of our WorldView-4 satellite, along with our acquisition of Radiant. In 2017, we expect to begin investment in WorldView–Legion, which will replace the combined capacity of WorldView-1 and WorldView-2. We anticipate an approximate four-year build cycle for a total cost not to exceed $600 million, excluding capitalized interest.

Cash used in investing activities increased $168.4 million from 2015 to 2016 primarily due to the acquisition of Radiant and increased capital expenditures, including launch insurance, related to WorldView-4. As of December 31, 2016, we incurred $192.0 million in capital expenditures, which included capitalized interest of $55.6 million.

Cash used in investing activities decreased $94.7 million from 2014 to 2015 due to a decrease in capital expenditures primarily resulting from placing our WorldView-3 satellite into service in October 2014, in addition to the acquisition of Spatial Energy, net of cash acquired, in the first quarter of 2014. As of December 31, 2015, we incurred $163.4 million in capital expenditures, which included capitalized interest of $32.1 million and a tenant-improvement allowance of $20.3 million associated with our new headquarters.

Financing Activities

Cash provided by financing activities increased $171.4 million in 2016 from 2015 primarily due to net proceeds received from refinancing our debt, combined with decreased activity in our share repurchase program.

Cash used in financing activities increased $79.9 million from 2014 to 2015 primarily as a result of repurchases of our common stock under our share repurchase program.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The following represents our contractual obligations as of December 31, 2016:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
($ in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations, including capital leases	$1,664.7	$84.5	$117.6	$113.9	$1,348.7
Operating leases	131.5	11.7	22.5	19.3	78.0
Other contractual obligations	231.1	52.4	41.2	32.1	105.4
Total	$2,027.3	$148.6	$181.3	$165.3	$1,532.1

Long-term debt obligations represent principal and interest payments to be made over the lives of our Term Loan and Senior Notes. Refer to Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further detail. Capital lease obligations were primarily incurred in connection with our headquarters. Our operating leases are primarily for office space in the United States. We generally believe leasing office space is more cost-effective than purchasing real estate for our existing operating locations. Other contractual obligations are primarily related to remaining amounts due on operational commitments related to our remote ground terminals.

The contractual obligations table above does not include unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of December 31, 2016, we had unrecognized tax benefits of $11.0 million.

In connection with our pending transaction with MDA, if we terminate the Merger Agreement under certain circumstances specified in the Merger Agreement (including if we terminate the Merger Agreement to accept an unsolicited superior proposal from a third party), we may be required to pay MDA a termination fee of $85 million.

Guaranty and Indemnification Obligations

We enter into agreements in the ordinary course of business with resellers and others. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require us to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by us, our employees, agents or representatives. In addition, from time to time we have made guarantees regarding the performance of our systems to our customers. Some of these agreements do not limit the maximum potential future payments that we could be obligated to make.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Income to EBITDA and Adjusted EBITDA:

	For the year ended December 31,
(in millions)	2016	2015	2014
Net income	$26.5	$23.3	$18.5
Depreciation and amortization	267.2	280.7	239.7
Interest expense, net	17.8	29.0	7.1
Income tax expense	18.3	9.2	6.9
EBITDA	329.8	342.2	272.2
Loss from early extinguishment of debt	35.7	—	—
Restructuring charges	6.6	9.0	1.1
Other re-engineering charges	5.7	5.2	—
Joint venture losses, net	3.9	0.9	—
Integration and acquisition costs	1.0	—	12.9
Gain on disposition of subsidiary	—	(1.6)	—
Adjusted EBITDA	$382.7	$355.7	$286.2

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

EBITDA and Adjusted EBITDA are key measures used in our internal operating reports by management and our Board of Directors to evaluate the performance of our operations and are also used by analysts, investment banks and lenders for the same purpose. Adjusted EBITDA is a measure being used as a key element of our bonus incentive plan. We believe that the presentation of EBITDA and Adjusted EBITDA enables a more consistent measurement of period-to-period performance of our operations, and EBITDA facilitates comparison of our operating performance to companies in our industry.

We believe that EBITDA and Adjusted EBITDA measures are particularly important in a capital intensive industry such as ours, in which our current period depreciation is not a good indication of our current- or future-period capital expenditures. The cost to construct and launch a satellite and to build the related ground infrastructure may vary greatly from one satellite to another, depending on the satellite’s size, type and capabilities. Current depreciation expense is also not indicative of the revenue-generating potential of the satellites.

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

Adjusted EBITDA further adjusts EBITDA to exclude restructuring and other re-engineering charges related to specific restructuring and re-engineering actions because we do not believe these costs are indicative of the underlying operating performance of our business and our ongoing operations. The amount and timing of these restructuring and other re-engineering costs are dependent on the size, type and status of the specific actions undertaken as part of our restructuring or re-engineering plans. Restructuring charges incurred in 2016 relate to the Radiant Restructuring and the 2015 Restructurings. Restructuring charges incurred in 2015 relate to the 2015 Restructurings. Other re-engineering charges are associated with the re-engineering and restructuring plans announced in 2015. Restructuring charges incurred in 2014 are costs incurred to realize efficiencies from the acquisition of GeoEye, such as reducing excess workforce, consolidating office and production facilities, consolidating certain ground terminals and systems.

Adjusted EBITDA also excludes the loss on early extinguishment of debt, joint venture losses, net, integration and acquisition costs and the gain on subsidiary disposition and as these are non-core items that are not related to our primary operations. Loss on early extinguishment of debt is related to entering into the 2016 Credit Facility, the proceeds of which were used to refinance 2013 Credit Facility and redeem the Senior Notes. Integration costs incurred in 2016 and 2014 consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations as part of the Radiant and GeoEye acquisitions. Acquisition costs are costs incurred to effect the Radiant acquisition, such as advisory, legal, accounting, consulting and other professional fees.

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the year ended December 31,
(in millions)	2016	2015	2014
Net cash flows provided by operating activities	$301.6	$329.7	$224.9
Capital expenditures	(192.0)	(163.4)	(234.0)
Free cash flow (1)	$109.6	$166.3	$(9.1)
(1)	We modified our definition of free cash flow in the current year. Prior period amounts have been revised to conform to the current definition.

Free cash flow is defined as net cash flows provided by operating activities less payments for construction in progress and property and equipment additions (“capital expenditures”) as disclosed in the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K.  Free cash flow is not a recognized term under U.S. GAAP and may not be defined similarly by other companies. Free cash flow should not be considered an alternative to “operating income (loss),” “net income (loss),” “net cash flows provided by (used in) operating activities” or any other measure determined in accordance with U.S. GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most comparable U.S. GAAP measure, “net cash flows provided by (used in) operating activities,” because it provides information about the amount of cash generated before acquisitions of businesses that is then available to repay debt obligations, make investments, fund acquisitions and for certain other activities. There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

The policies and estimates discussed in this section are considered critical because they had or could have a material impact on our financial statements and because they require significant judgments, assumptions or estimates. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Application of U.S. GAAP related to the recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met. In addition, we enter into contracts that contain multiple deliverables. Judgment is required to properly identify the units of accounting in transactions with multiple deliverables and to determine how revenue should be allocated to those units of accounting. We have not historically been able to establish vendor-specific objective evidence of fair value or third-party evidence of selling price when allocating consideration as part of a multiple-element arrangement due to the unique nature of our products and services and lack of visibility into competitor pricing. Therefore, relative selling prices are determined on the basis of the best estimate of the selling price (“BESP”). Our process for determining BESP involves judgment and considers multiple factors that may vary based on the nature of the deliverables included in an arrangement. Factors considered include, but are not limited to market conditions, competitive landscape, geographic or regional specific factors, internal costs, profit margin objectives and pricing practices used by the Company.

Satellite Useful Lives

The estimated useful life over which we depreciate a satellite is determined once the satellite has been placed into orbit. The initial determination of the satellite useful life involves a complex analysis that considers random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption, and other factors.

At least annually, or more frequently should facts and circumstances indicate, we perform an assessment of the remaining useful lives of our satellites. The assessment evaluates on-orbit performance, remaining fuel, remaining anticipated component cycle life and durability, environmental and operational stresses and other factors that may impact the satellite’s useful life. Any change in the useful lives of satellites is accounted for on a prospective basis from the date of change, generally as of the first day of the quarter in which the change is made.

We made no changes to the estimated useful lives of our satellites for the years ended December 31, 2016 and 2015. As a result of our satellite life review in 2014, we extended the useful lives of each of WorldView-1 and WorldView-2 to 13 years. The useful life extensions resulted in non-cash reductions to depreciation expense prospectively from October 1, 2014. Certain cash payments received in connection with our NextView Agreement prior to WorldView-1 being placed into service were deferred and are being recognized to revenue over the life of WorldView-1, and the useful life extension of WorldView-1 lengthened the period over which we recognize this deferred revenue. Satellite useful lives are also used by us as a proxy for determining the estimated customer relationship period when evaluating the duration over which to amortize upfront fees in DAP contracts. In the event a DAP customer has access to multiple satellites under the same arrangement, the longest-lived satellite life is generally used. Therefore, any change in the estimated useful lives of our satellites would also impact upfront fee revenues and deferred contract costs on a prospective basis from the date of change. For example, the extension of the life of WorldView-2 lengthened the period over which we recognize revenue on upfront fees and amortize deferred contract costs.

Valuation of Long-Lived Assets

We review the carrying amount of long-lived assets and intangible assets to be held and used in the business for impairment if events or circumstances warrant such a review. Indicators of impairment include, but are not limited to: a significant change in the extent or manner in which an asset (or asset group) is used; a significant adverse change in the operations of our satellites; a change in government spending or customer demand that could affect the value of the asset group; a significant decline in the observable market value of an asset group; or a significant adverse change in legal factors or in the business climate that could affect the value of the asset group.

Our satellite constellation and related assets, including satellites under construction, if any, are evaluated as an asset group and would be assessed as such if facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, we measure the recoverability of long-lived assets by comparing their carrying amount to the projected cash flows the assets are expected to generate. Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including the allocation of cash flows to assets or asset groups and, if required, an estimate of fair value for those assets or asset groups. There were no impairments of long-lived assets during the years ended December 31, 2016, 2015 or 2014.

Goodwill

Goodwill is tested annually for impairment as of October 1, or more frequently if events or changes in circumstances indicate the carrying value may be impaired.

When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. Events and circumstances we consider in performing the step zero assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, overall financial performance, and other entity-specific factors. If, based on a review of qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step impairment test is unnecessary. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount or if we bypass step zero, we would perform “step one” of the two-step impairment analysis. Step one requires us to compare the carrying value of the reporting unit to its fair value. In determining fair value of a reporting unit, we primarily use a discounted cash flow approach, which requires the use of significant judgments and estimates. The significant estimates and assumptions include: the amount and timing of future cash flows, which is largely based on our long range plan; working capital requirements; future capital expenditures; estimation of a long-term growth-rate; and the determination of an appropriate discount rate, which is based on the reporting unit’s weighted average cost of capital. Using assumptions that are different from those used in our analysis could materially affect our conclusions on goodwill impairment.

We performed the step zero analysis for our annual goodwill impairment test as of October 1, 2016 and determined that it is not more likely than not that the carrying value of our single reporting unit is less than its fair value. For our annual impairment analyses in 2014 and 2015, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. Fair value of our single reporting unit exceeded carrying value in both years.

Intangible Assets

Intangible assets are recorded at their fair value at the time of acquisition. Determining the fair value of an intangible asset may require the use of significant management estimates and assumptions. Critical estimates in valuing acquired assets and assumed liabilities include but are not limited to: future expected cash flows from customer relationships and trademarks; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used by us; estimated replacement costs for developed technology; future earnings and other performance measures of acquired businesses and discount rates. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax balances arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and other relevant factors.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  We include interest and penalties related to our tax contingencies in income tax expense.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our 2016 Credit Facility. The 2016 Credit Facility provides for a $1.275 billion Term Loan and a $200.0 million Revolving Credit Facility. At the closing of the 2016 Credit Facility, we borrowed the full amount of the Term Loan. As of December 31, 2016, we had not drawn any amounts under the Revolving Credit Facility.

Term Loan borrowings bear interest at an adjusted LIBOR rate, subject to a 0.75% LIBOR floor, plus a margin between 2.50% and 2.75% based on the Company’s leverage ratio. The Company also pays a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on our leverage ratio.

Based upon the amounts outstanding under the Term Loan as of December 31, 2016 and assuming that the Term Loan is outstanding for a full calendar year, a 100 basis point increase in interest rates would result in an increase in our annual interest expense under the Term Loan of approximately $12.8 million. We may decide in future periods to engage in hedging transactions in order to mitigate the interest rate risk under our 2016 Credit Facility, but we have not done so at this time.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigitalGlobe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of DigitalGlobe, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents  fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes on the balance sheet and the classification of debt modification and extinguishment costs on its statement of cash flows in 2016.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded The Radiant Group, Inc. (“Radiant”) from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016.  We have also excluded Radiant from our audit of internal control over financial reporting.  Radiant is a wholly-owned subsidiary whose total assets and total revenues represent 1.2% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2017

DigitalGlobe, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
(in millions, except per share amounts)	2016	2015	2014
Revenue	$725.4	$702.4	$654.6
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	164.4	144.9	162.3
Selling, general and administrative	185.1	207.0	219.6
Depreciation and amortization	267.2	280.7	239.7
Restructuring charges	6.6	9.0	1.1
Income from operations	102.1	60.8	31.9
Loss from early extinguishment of debt	(35.7)	—	—
Interest expense, net	(17.8)	(29.0)	(7.1)
Other income, net	0.1	1.6	0.6
Income before income taxes	48.7	33.4	25.4
Income tax expense	(18.3)	(9.2)	(6.9)
Equity in earnings from joint ventures, net of tax	(3.9)	(0.9)	—
Net income	26.5	23.3	18.5
Preferred stock dividends	(4.0)	(4.0)	(4.0)
Net income less preferred stock dividends	22.5	19.3	14.5
Income allocated to participating securities	(1.0)	(0.8)	(0.6)
Net income available to common stockholders	$21.5	$18.5	$13.9

Earnings per share:
Basic earnings per share	$0.34	$0.26	$0.19
Diluted earnings per share	$0.34	$0.26	$0.18
Weighted-average common shares outstanding:
Basic	63.1	71.0	74.9
Diluted	63.8	71.5	75.9

See accompanying notes to the Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Balance Sheets

	As of December 31,
(in millions, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$109.3	$126.1
Restricted cash	2.4	3.6
Accounts receivable, net of allowance for doubtful accounts of $1.6 and $2.8, respectively	114.6	90.8
Deferred contract costs	10.3	13.5
Prepaid and other current assets	23.8	17.4
Total current assets	260.4	251.4
Property and equipment, net of accumulated depreciation of $1,387.8 and $1,179.4, respectively (Note 4)	2,002.5	2,080.2
Goodwill (Note 5)	578.1	484.1
Intangible assets, net of accumulated amortization of $39.0 and $29.6, respectively	87.0	32.9
Long-term restricted cash	4.8	4.3
Long-term deferred contract costs	49.3	47.1
Other assets	27.8	13.2
Total assets	$3,009.9	$2,913.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15.0	$3.9
Current portion of long-term debt	47.2	5.5
Deferred revenue	86.3	80.3
Other accrued liabilities (Note 10)	70.7	64.4
Total current liabilities	219.2	154.1
Long-term debt, net of discount and debt issuance costs (Note 6)	1,242.1	1,104.4
Deferred revenue, non-current	216.9	284.0
Deferred income taxes, net, non-current (Note 11)	124.0	86.4
Other liabilities	34.8	36.2
Total liabilities	$1,837.0	$1,665.1
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized; 0.08 issued and outstanding at December 31, 2016 and 2015	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 77.0 shares issued and 61.4 shares outstanding at December 31, 2016 and 76.6 shares issued and 67.4 shares outstanding at December 31, 2015	0.2	0.2
Treasury stock, at cost; 15.6 shares at December 31, 2016 and 9.2 shares at December 31, 2015	(342.0)	(225.8)
Additional paid-in capital	1,518.3	1,502.8
Accumulated deficit	(3.6)	(29.1)
Total stockholders’ equity	1,172.9	1,248.1
Total liabilities and stockholders’ equity	$3,009.9	$2,913.2

See accompanying notes to the Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26.5	$23.3	$18.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	267.2	280.7	239.7
Stock-based compensation expense, net of capitalized stock-based compensation expense	18.2	18.8	14.7
Amortization of aerial image library, deferred contract costs and lease incentive	18.5	17.8	18.1
Deferred income taxes	18.0	9.2	6.7
Excess tax benefit from share-based compensation	(1.3)	(1.0)	(3.0)
Loss from early extinguishment of debt	35.7	—	—
Amortization of debt issuance costs, accretion of debt discount, and other	11.2	5.8	1.8
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(4.8)	42.8	(14.7)
Deferred contract costs	(16.9)	(18.5)	(7.2)
Other current and non-current assets	(15.1)	3.2	2.0
Accounts payable	(2.5)	(3.7)	(23.1)
Accrued liabilities	8.7	13.1	4.2
Deferred revenue	(61.8)	(61.8)	(32.8)
Net cash flows provided by operating activities	301.6	329.7	224.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress additions	(191.7)	(160.9)	(222.2)
Property and equipment additions	(0.3)	(2.5)	(11.8)
Acquisition of businesses, net of cash acquired	(140.0)	—	(35.7)
Decrease (increase) in restricted cash	0.7	(1.6)	5.1
Investment in joint venture	(10.0)	(5.0)	—
Other	3.0	0.1	—
Net cash flows used in investing activities	(338.3)	(169.9)	(264.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,275.0	—	—
Cash received from revolving credit facility	110.0	—	—
Repayment of debt, revolving credit facility and capital lease obligations	(1,212.3)	(6.6)	(6.6)
Cash paid for debt issuance costs, original issue discount, modification and early extinguishment of long-term debt	(37.6)	(3.0)	—
Repurchase of common stock	(115.7)	(144.5)	(75.1)
Proceeds from exercise of stock options	3.2	5.6	11.1
Preferred stock dividend payment	(4.0)	(4.0)	(4.0)
Excess tax benefit from share-based compensation	1.3	1.0	3.0
Net cash flows provided by (used in) financing activities	19.9	(151.5)	(71.6)
Net (decrease) increase in cash and cash equivalents	(16.8)	8.3	(111.3)
Cash and cash equivalents, beginning of period	126.1	117.8	229.1
Cash and cash equivalents, end of period	$109.3	$126.1	$117.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $55.6, $32.1 and $49.5, respectively	$14.0	$24.0	$—
Cash paid (refunded) for income taxes	0.1	(0.5)	(11.0)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to non-cash property, equipment and construction in progress accruals, including interest	$11.2	$(9.2)	$16.5
Additions to capital lease obligations	—	(6.9)	(3.1)
Non-cash preferred stock dividend accrual	(1.0)	(1.0)	(1.0)

See accompanying notes to the Consolidated Financial Statements.

DigitalGlobe, Inc.

Consolidated Statements of Stockholders’ Equity

							Total
					Additional		DigitalGlobe, Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
(in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2013	75.5	$0.2	(0.2)	$(3.5)	$1,457.5	$(70.9)	$1,383.3	$—	$1,383.3
Stock issued upon exercise of stock options and stock grants	0.6	—	—	—	11.1	—	11.1	—	11.1
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	—	(1.5)	(2.5)	—	(4.0)	—	(4.0)
Repurchase of common stock	—	—	(2.7)	(75.1)	—	—	(75.1)	—	(75.1)
Stock-based compensation expense, net of forfeitures	—	—	—	—	18.9	—	18.9	—	18.9
Preferred stock dividends	—	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Tax benefit associated with share-based awards	—	—	—	—	3.0	—	3.0	—	3.0
Noncontrolling interest	—	—	—	—	—	—	—	1.8	1.8
Net income	—	—	—	—	—	18.5	18.5	—	18.5
Balance at December 31, 2014	76.1	0.2	(2.9)	(80.1)	1,484.0	(52.4)	1,351.7	1.8	1,353.5
Stock issued upon exercise of stock options and stock grants	0.5	—	—	—	5.6	—	5.6	—	5.6
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	—	(1.2)	(2.9)	—	(4.1)	—	(4.1)
Repurchase of common stock	—	—	(6.3)	(144.5)	—	—	(144.5)	—	(144.5)
Stock-based compensation expense, net of forfeitures	—	—	—	—	19.6	—	19.6	—	19.6
Preferred stock dividends	—	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Tax benefit associated with share-based awards	—	—	—	—	0.5	—	0.5	—	0.5
Noncontrolling interest	—	—	—	—	—	—	—	(1.8)	(1.8)
Net income	—	—	—	—	—	23.3	23.3	—	23.3
Balance at December 31, 2015	76.6	0.2	(9.2)	(225.8)	1,502.8	(29.1)	1,248.1	—	1,248.1
Stock issued upon exercise of stock options and stock grants	0.4	—	—	—	3.2	—	3.2	—	3.2
Surrender of common stock to cover employees’ minimum tax liability for vested awards	—	—	—	(0.5)	(1.9)	—	(2.4)	—	(2.4)
Repurchase of common stock	—	—	(6.4)	(115.7)	—	—	(115.7)	—	(115.7)
Stock-based compensation expense, net of forfeitures	—	—	—	—	19.1	—	19.1	—	19.1
Preferred stock dividends	—	—	—	—	(3.0)	(1.0)	(4.0)	—	(4.0)
Tax benefit associated with share-based awards	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Net income	—	—	—	—	—	26.5	26.5	—	26.5
Balance at December 31, 2016	77.0	$0.2	(15.6)	$(342.0)	$1,518.3	$(3.6)	$1,172.9	$—	$1,172.9

See accompanying notes to the Consolidated Financial Statements

NOTE 1.     General Information

DigitalGlobe is a leading global provider of high-resolution Earth imagery, data and analysis. Sourced from its own advanced satellite constellation and third-party providers, DigitalGlobe’s imagery solutions and other services provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission-planning, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Additionally, hundreds of developers are building new applications and machine learning algorithms on DigitalGlobe’s Geospatial Big Data platform and in the Company’s recently expanded Services business. Each day users depend on DigitalGlobe to better understand our changing planet in order to save lives, resources and time.

NOTE 2.     Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of DigitalGlobe, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior period amounts were reclassified to conform to the current period presentation.

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

The Company enters into certain revenue arrangements that consist of multiple deliverables of its products and services. Multiple deliverable arrangements relate primarily to the EnhancedView Contract with the United States National Geospatial Intelligence Agency (“NGA”), value-added services and the Company’s Direct Access Program (“DAP”), discussed in detail below. The Company allocates arrangement consideration to the deliverables on the basis of their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“BESP”). The Company uses BESP to allocate revenue as it has been unable to establish VSOE or TPE due to the unique nature of its products and services and lack of visibility into competitor pricing.

The Company’s revenue is primarily generated from: (i) the Company’s EnhancedView Contract with the NGA and various value-added service arrangements awarded under the EnhancedView Contract, (ii) DAP revenue, (iii) the licensing of imagery and imagery-related products and (iv) certain other arrangements as described in further detail below.

EnhancedView Contract – The EnhancedView Contract contains multiple deliverables, including a service level agreement (“EnhancedView SLA”), infrastructure enhancements and other services. The Company determined that these deliverables do not qualify as separate units of accounting due to a lack of standalone value. The Company recognizes revenue for this single unit of accounting using a proportional performance method.

Under this method, revenue is recognized based on satellite capacity made available to the NGA in a particular period compared to the total capacity to be made available over the term of the contract. Capacity made available (and revenue) has increased over the term of the arrangement as a result of the installation of additional remote ground terminals and the October 1, 2014 commissioning of WorldView-3. Each monthly EnhancedView SLA payment is subject to a performance penalty depending upon the Company’s performance against pre-defined performance criteria. Revenue in the amount of any performance penalty is deferred when assessed and recognized when mutually agreeable future products or services are delivered.

Value-added services awarded under the EnhancedView Contract – From time to time, the NGA awards certain contracts for value-added services whereby the Company meets NGA’s more advanced imagery requirements. The largest such arrangement is Global Enhanced GEOINT Delivery (“Global EGD”), which provides for the delivery of certain orthorectified imagery and imagery-related products and services. Revenue is recognized for this multiple element arrangement as the Company’s contractual obligations are satisfied. Due to the nature of some of the Company’s obligations under this contract, certain consideration is being deferred and recognized over the term of the EnhancedView Contract.

NextView Revenue – In connection with the Company’s NextView agreement with the NGA (the predecessor contract to the EnhancedView Contract), the Company received $266.0 million to offset the construction costs of WorldView-1, which was recorded as deferred revenue when received. When WorldView-1 was placed into service in November 2007, the Company began recognizing the deferred revenue on a straight-line basis over the estimated useful life of the WorldView-1 satellite (“NextView amortization”), the period over which the NGA is expected to benefit from this payment.

DAP - DAP arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance and access and maintenance services span over one or several years. DAP arrangements are typically assessed as multiple element arrangements. Revenue related to satellite access is recognized as minutes are consumed by the customer, while maintenance revenue is recognized ratably over the maintenance period. The DAP facility does not have standalone value without the ongoing access service. Therefore, any up-front fees related to the facility are recorded as deferred revenue and amortized ratably over the estimated customer relationship period, for which the useful life of the longest-lived satellite accessed by the customer is generally used.

Licensing of Imagery – Revenue is recognized for imagery licenses depending on the nature of how the imagery is delivered and whether the Company has a continuing obligation. Revenue is typically recognized when the customer is able to directly download the imagery or when imagery is physically delivered to the customer, provided that all other revenue recognition criteria have been met. If the Company has a continuing obligation to refresh previously delivered imagery, the Company allocates a portion of the contractual consideration to the separate deliverables on the basis of their relative selling prices and recognizes the allocated revenue as delivery occurs. Revenues related to online imagery subscriptions that do not allow for the download of imagery are generally recognized ratably over the subscription period.

Reseller Revenue – The Company maintains a vast network of both domestic and foreign reseller partners who sell its products and services to end users. Revenue under these arrangements is generally recognized net of any reseller discounts as the products and services are delivered to the reseller, provided all other revenue recognition criteria have been met.

Services Revenue – Services products use the Company’s geospatial and military intelligence expertise to deliver insight to customers through the creation of analytic applications, such as geospatial risk intelligence reports. These services are typically contracted for on a time and materials basis, where revenue is recognized on the basis of time plus reimbursable costs incurred during the period.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s cash equivalents primarily consist of demand deposit money market accounts. Restricted cash primarily consists of contractually restricted amounts under certain of the Company’s lease agreements as well as performance and warranty bonds used in the ordinary course of business to support the Company’s obligations to customers under certain DAP contracts.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts for its receivables based on historical experience, aging analysis, credit quality of its customers, current economic conditions and other factors that may affect its customers’ ability to pay.

Deferred Contract Costs

The Company defers certain costs incurred in the construction or significant upgrade of direct access facilities built for DAP customers, consisting of hardware, software and labor. The deferred contract costs are generally recognized as cost of revenue over the same period as the related deferred revenue arising from up-front payments for the DAP facility, which is the estimated customer relationship period. When deferred contract costs are in excess of related deferred revenues, the excess costs are recognized over the initial contract period.

The Company capitalized certain internal support costs and other expenditures reimbursable under the NextView agreement incurred in the construction and development of its WorldView-1 satellite and related ground systems. These costs were not capitalized as fixed assets, but were accounted for as deferred contract costs. When WorldView-1 was placed into service, the Company began amortizing the related deferred contract costs ratably over the expected life of the satellite, the same period over which NextView revenues are being recognized.

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

The calculation of tax assets and liabilities involves uncertainties in the application of complex tax regulations.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company records reserves for uncertain tax positions that do not meet this criteria.

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

The costs to construct and test ground systems, which are primarily comprised of hardware and software and allow for communication with the Company’s satellites, are also capitalized. Costs related to the Company’s satellites are included in construction in progress until in-orbit testing is complete and the satellite is placed into service. The Company depreciates the cost of a satellite once it is placed into service over its estimated useful life using the straight-line method of depreciation, as the Company anticipates that the satellite will provide consistent levels of imagery over its estimated useful life.

In certain instances, the Company may construct a satellite but choose to store it for a period of time prior to launch. When a satellite is placed into storage, storage costs and all other incremental costs that result from placing the satellite into storage will be expensed as incurred. Capitalization of interest will cease during the period in which the satellite is in storage and during which no additional enhancements are being made. When the satellite is removed from storage in preparation for launch, incremental costs incurred to launch the satellite and perform in-orbit testing will be capitalized, as these costs are necessary to place the satellite into service.

The Company reviews the expected useful life of its satellites annually, or if events or circumstances indicate an earlier reevaluation is required. When an adjustment is made to the estimated useful life of a satellite, the remaining carrying amount of the satellite is depreciated prospectively over its adjusted remaining useful life.

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

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested annually in the fourth quarter for impairment at the reporting unit level, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable.

When analyzing goodwill for impairment, the Company may perform a qualitative assessment (commonly referred to as “step zero”) or it may bypass the step zero analysis and perform the two-step impairment analysis. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company would perform the two-step goodwill impairment analysis. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. In estimating the fair value of a reporting unit, the Company typically uses a discounted cash flow analysis and corroborates it with market-based information. If the carrying value of the reporting unit exceeds its fair value, then the second step is performed to determine the amount of goodwill impairment, if any.

Intangible Assets

Intangible assets, identified as customer relationships, technology, trademarks, U.S. Federal Communications Commission licenses and other, are recorded at fair value at the time of acquisition. Intangible assets are amortized over their estimated useful lives. Amortization is generally recorded using the straight-line method, which approximates the expected pattern of economic benefit.

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

The carrying value for cash and cash equivalents, receivables, other current assets, accounts payable, and accrued liabilities approximates fair value. Fair value of long-term debt is estimated using inputs that incorporate certain active market quotations for similar, but not identical, assets based upon trading activity among lenders as well as other indirect inputs.

Share-Based Compensation

Share-based compensation, including grants of employee stock options and restricted stock-based awards, is measured at the grant date based on the fair value of the award. The Company estimates the fair value of stock options on the grant date using a Black-Scholes valuation model. Share-based compensation for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. For performance stock units (“PSUs”), vesting is contingent upon the achievement of certain performance metrics. Grants with internal financial performance metrics are measured based on the closing price of the Company’s stock on the date of grant, and grants with external market-based metrics are valued using a Monte Carlo simulation. The Company recognizes share-based compensation cost on a straight-line basis over the award’s requisite service period.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Standard	Description and Impact on the Financial Statements
ASU 2016-15, Statement of Cash Flows (Topic 230):Classification of Certain Cash Receipts and Cash Payments

This standard is intended to reduce diversity in practice with respect to the presentation and classification of certain cash receipts and payments in the statement of cash flows. It addresses eight cash flow classification issues including: debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard is effective for fiscal years beginning after December 15, 2017 and interim periods therein. The Company early adopted this standard in the fourth quarter of 2016 on a retrospective basis. As a result of adoption, the Company has presented $28.0 million of debt modification and extinguishment costs as financing cash outflows in the Consolidated Statements of Cash Flows for the year ended December 31, 2016. These debt modification and extinguishment costs would previously have been presented as operating cash outflows. There were no other impacts as a result of adopting this standard.

ASU 2015-17, Balance Sheet Classification of Deferred Taxes

This standard requires an entity to classify all deferred tax liabilities and assets as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods therein. The Company early adopted this standard in the first quarter of 2016 on a retrospective basis. Adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements. As a result of adoption, the Company has retrospectively adjusted the previously issued December 31, 2015 Consolidated Balance Sheet to facilitate comparison among periods by reclassifying current deferred tax assets as a direct deduction to non-current deferred tax liabilities, decreasing current deferred tax assets and non-current deferred tax liabilities by $11.9 million.

Standards Not Yet Adopted

Standard	Description and Impact on the Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), a new revenue recognition model that will replace nearly all existing revenue recognition guidance under U.S. GAAP. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is planning to adopt Topic 606, including several amendments issued by the FASB, on January 1, 2018.

The new standard permits i) retrospective adoption, under which each prior reporting period presented will be presented as if the new standard had always been applied, or ii) adoption by recognizing the cumulative effect of applying the guidance to all prior activity at the date of initial application. We currently anticipate adopting the standard using the full retrospective method; however our ability to do so is dependent on system readiness and whether we have the information necessary to apply Topic 606 to prior periods.

We are still in the process of evaluating the effects of adopting Topic 606. However, we have completed our initial review of the EnhancedView Contract, NextView Agreement, and DAP contracts. Revenue from these sources represented 66.4% of our revenue in 2016. While we have not quantified the effects of anticipated changes to reflect Topic 606, a summary of our initial conclusions is as follows:

• U.S. Government – We expect the recognition of NextView amortization to differ because we believe the EnhancedView Contract would be considered a modification to the NextView Agreement. This is expected to result in NextView amortization being recognized as capacity is provided to the NGA over the term of the EnhancedView Contract as opposed to being recognized straight-line over the estimated useful life of WorldView-1.

• DAP – Under Topic 606, customer facility payments are expected to be recognized over the life of the contract, rather than recognized over the estimated useful life of the longest-lived satellite accessed by the customer. In addition, while direct incremental costs incurred in the construction of the facility will continue to be deferred under the new standard, the period over which we recognize these costs may change.

We will continue our evaluation of Topic 606 (including how it may impact other customer contracts) and the resulting impact to the Consolidated Financial Statements through the date of adoption.

ASU 2016-02, Leases (ASC Topic 842)

This standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new guidance also requires additional disclosure regarding leasing arrangements. This standard requires the use of a modified retrospective transition method and is effective for the Company beginning January 1, 2019.  Early adoption is permitted.  The Company is currently evaluating the effect that ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 on January 1, 2017, and does not expect the standard to have a material impact on its Consolidated Financial Statements and related disclosures.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This standard is intended to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The standard will require that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted-cash equivalents. Therefore, amounts generally described as restricted cash and restricted-cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2017, and does not expect the standard to have a material impact on its Consolidated Financial Statements.

NOTE 3.     Property and Equipment

Property and equipment was comprised of the following:

	Depreciable Life			December 31,
(in millions)	(in years)			2016	2015
Satellites	9	-	13	$1,797.7	$1,797.7
Construction in progress		-		948.5	815.3
Computer equipment and software	3	-	12	484.8	470.5
Machinery and equipment, including ground terminals		5		103.3	110.6
Leasehold improvements	3	-	15	51.1	53.0
Furniture, fixtures and other	5	-	7	4.4	5.9
Land and buildings		34		0.5	6.6
Total property and equipment				3,390.3	3,259.6
Accumulated depreciation				(1,387.8)	(1,179.4)
Property and equipment, net				$2,002.5	$2,080.2

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $257.8 million, $270.6 million and $228.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Satellite Constellation

As of December 31, 2016, the Company operated a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. DigitalGlobe’s WorldView-4 satellite was launched on November 11, 2016 and will continue to be classified as construction in progress until it is placed into service. The net book value of each satellite was as follows:

		As of December 31, 2016			As of December 31, 2015
	Depreciable Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(in millions)	(in years)	Amount	Depreciation	Net Book Value	Amount	Depreciation	Net Book Value
GeoEye-1	9.0	$211.8	$(165.9)	$45.9	$211.8	$(123.6)	$88.2
WorldView-1	13.0	473.2	(370.1)	103.1	473.2	(343.4)	129.8
WorldView-2	13.0	463.2	(271.7)	191.5	463.2	(239.8)	223.4
WorldView-3	11.5	649.5	(127.1)	522.4	649.5	(70.6)	578.9
Total		$1,797.7	$(934.8)	$862.9	$1,797.7	$(777.4)	$1,020.3

NOTE 4.     Business Acquisitions

In November 2016, the Company acquired all of the outstanding shares of The Radiant Group, Inc. (“Radiant”) for aggregate cash consideration, net of cash acquired of $135.1 million, subject to certain post-closing adjustments. The acquisition was funded primarily with borrowings under the 2013 Revolving Credit Facility (as defined in Note 6 of the Notes to the Consolidated Financial Statements). As a result of the transaction, the Company recognized preliminary values of $90.0 million of goodwill (not deductible for tax purposes), $62.1 million of acquired intangible assets, and $17.0 million of net liabilities excluding cash acquired, which were primarily comprised of deferred tax liabilities. The Company’s valuation of the acquired assets and liabilities will be completed within one year of the acquisition and the actual fair values may differ significantly from these preliminary estimates. The acquisition of Radiant is expected to broaden the Company’s cloud-enabled capabilities across the geospatial intelligence value chain and expand its customer base across the U.S. Intelligence and Special Operations communities. Assuming an acquisition date of January 1, 2016, the Company’s pro-forma revenue for the year-ended December 31, 2016 was $825.3 million (unaudited). The pro forma revenue information has been prepared for comparative purposes only and is not necessarily indicative of the revenue of the Company had the acquisition occurred on the assumed date, nor is it an indication of future revenue. The impact of Radiant on pro forma net income was not material.

In February 2014, the Company acquired Spatial Energy, LLC to grow its existing oil-and-gas industry vertical for an aggregate cash consideration, net of cash acquired, of $35.7 million. Of the total purchase price, $25.7 million was allocated to goodwill, of which $19.0 million is deductible for tax purposes, $13.9 million to acquired intangible assets and $3.9 million to net liabilities assumed.

NOTE 5.     Goodwill and Intangibles

The following table summarizes the changes to goodwill for the years ended December 31, 2016 and 2015:

(in millions)	Amount
December 31, 2014	$484.5
Disposition of subsidiary	(0.4)
December 31, 2015	484.1
Acquisitions	94.0
December 31, 2016	$578.1

Intangible assets consisted of the following:

				As of December 31, 2016			As of December 31, 2015
	Useful Life			Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	-	12	62.5	(8.7)	53.8	27.0	(5.8)	21.2
Technology	3	-	5	$50.7	$(22.2)	$28.5	$27.2	$(16.2)	$11.0
Trademarks		3		9.7	(5.7)	4.0	5.6	(5.2)	0.4
FCC licenses and other	2	-	20	3.1	(2.4)	0.7	2.7	(2.4)	0.3
Total				$126.0	$(39.0)	$87.0	$62.5	$(29.6)	$32.9

Intangible asset amortization expense was $9.4 million, $10.1 million and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
2017	$17.1
2018	12.2
2019	11.4
2020	9.9
2021	9.4
Thereafter	27.0
Total	$87.0

NOTE 6.     Debt

On December 22, 2016, the Company entered into a $1.275 billion Senior Secured Term Loan Facility (“Term Loan”) and a $200.0 million Senior Secured Revolving Credit Facility (“Revolving Credit Facility,” and together with the Term Loan, the “2016 Credit Facility”). The net proceeds of the 2016 Credit Facility were used, along with cash on hand, to refinance all amounts outstanding under the Company’s 2013 $550.0 million Senior Secured Term Loan (“2013 Term Loan”), to refinance all amounts outstanding under the Company’s 2013 $150.0 million Senior Secured Revolving Credit Facility (“2013 Revolving Credit Facility”), to consummate the Company’s tender offer to purchase for cash all of the Company’s $600.0 million 5.25% Senior Notes (“Senior Notes”), to complete the subsequent redemption of any Senior Notes not tendered and accepted for purchase in the tender offer and to pay fees and expenses in connection therewith. The Company’s obligations under the 2016 Credit Facility are guaranteed by certain of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Company’s obligations and the obligations of the guarantor subsidiaries under the 2016 Credit Facility are collateralized by substantially all of the Company’s assets and the assets of the guarantor subsidiaries.

The following table provides a summary of the Company’s long-term debt:

(in millions)	December 31, 2016	December 31, 2015
Term Loan due January 15, 2024	$1,275.0	$—
2013 Term Loan due February 1, 2020	—	534.9
Senior Notes due February 1, 2021	34.4	600.0
Total borrowings	1,309.4	1,134.9
Less: unamortized discounts and issuance costs	(20.1)	(25.0)
Total borrowings, net	1,289.3	1,109.9
Less: current maturities of long-term debt	(47.2)	(5.5)
Total long-term debt, net	$1,242.1	$1,104.4

Term Loan

The Term Loan requires quarterly principal payments of $3.2 million, which will begin on March 31, 2017 with the remaining balance due January 15, 2024. Term Loan borrowings bear interest, at the Company’s option, at either an adjusted LIBOR rate, subject to a 0.75% LIBOR floor, plus a margin between 2.50% and 2.75% based on the Company’s leverage ratio, or at a base rate plus a margin between 1.50% to 1.75% based on the Company’s leverage ratio.

Revolving Credit Facility

The Revolving Credit Facility matures on January 15, 2022 and bears interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin between 2.00% and 2.50% based on the Company’s leverage ratio, or at a base rate plus a margin between 1.00% and 1.50% based on the Company’s leverage ratio. On a quarterly basis, the Company will also pay a commitment fee of between 37.5 to 50.0 basis points on the average daily unused amount of the Revolving Credit Facility based on the Company’s leverage ratio. As of December 31, 2016, the Company had not drawn any amounts under the Revolving Credit Facility.

Debt Covenants

The 2016 Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates. The 2016 Credit Facility also requires that the Company comply with a maximum leverage ratio beginning on March 31, 2017. Noncompliance with these debt covenants may result in acceleration of the maturity of the 2016 Credit Facility. The Company was in compliance with its debt covenants as of December 31, 2016.

2016 Debt Refinancing

The 2013 Term Loan required quarterly principal payments of $1.375 million, which began on June 30, 2013. Borrowings under the 2013 Term Loan bore interest at an adjusted LIBOR rate plus a 3.75% margin subject to a 1.0% LIBOR floor. In connection with the Company’s debt refinancing, the 2013 Term Loan was repaid in full and terminated on December 22, 2016.

The 2013 Revolving Credit Facility bore interest equivalent to the rate on the 2013 Term Loan. On a quarterly basis, the Company also paid a commitment fee of between 37.5 to 50.0 basis points on the average daily unused amount of the 2013 Revolving Credit Facility based on the Company’s leverage ratio. In November 2016, the Company drew $110.0 million from the 2013 Revolving Credit Facility which was used, along with cash on hand, to fund the acquisition of Radiant. In connection with the Company’s debt refinancing, the 2013 Revolving Credit Facility was repaid in full and terminated on December 22, 2016.

The Senior Notes bore interest at a fixed annual interest rate of 5.25% payable on February 1 and August 1 of each year. In connection with the Company’s debt refinancing, on December 6, 2016, the Company announced a tender offer to purchase for cash any and all of the $600.0 million aggregate principal amount outstanding of the Senior Notes (“Tender Offer”) at a price of $1,030.92 for each $1,000 principal amount of Senior Notes tendered by December 19, 2016 (the “Early Tender Deadline”) and $1,000.92 for each $1,000 of principal amount of Senior Notes tendered after the Early Tender Deadline. Holders of Senior Notes tendered $565.6 million aggregate principal amount of Senior Notes prior to the Early Tender Deadline and an additional $3.5 million aggregate principal of Senior Notes after the Early Tender Deadline. On December 22, 2016, the Company also delivered a notice to holders of Senior Notes of its intention to redeem on January 23, 2017 any outstanding Senior Notes not tendered and accepted for payment in the Tender Offer at a redemption price of 100% of the Senior Notes to be redeemed, plus an applicable premium of approximately 2.71%. As the notice of redemption is legally irrevocable, all principal amounts to be redeemed and the related premiums are classified as current liabilities within the Consolidated Financial Statements.

In connection with the 2016 debt refinancing activities, the Company recognized $35.7 million as Loss from early extinguishment of debt within the Consolidated Financial Statements comprised of call premiums on the Senior Notes, the write-off of certain unamortized debt issuance costs and discounts, and other costs associated with the refinancing.

Future Debt Payments

The Company’s future debt payments, excluding interest, consisted of the following as of December 31, 2016:

	2016 Credit
(in millions)	Facility	Senior Notes
2017	$12.8	$34.4
2018	12.8	—
2019	12.8	—
2020	12.8	—
2021	12.8	—
Thereafter	1,211.0	—
Total	$1,275.0	$34.4

Interest Expense, net

Interest expense, net consisted of the following:

	For the years ended December 31,
(in millions)	2016	2015	2014
Interest	$58.4	$52.6	$52.6
Accretion of debt discount, debt issuance cost amortization and line of credit fees	7.8	7.2	7.2
Capitalized interest	(48.0)	(30.5)	(52.5)
Interest expense	18.2	29.3	7.3
Interest income	(0.4)	(0.3)	(0.2)
Interest expense, net	$17.8	$29.0	$7.1

NOTE 7.     Fair Value of Financial Instruments

The following table provides information about the fair value of liabilities as of December 31, 2016 and 2015:

		Quoted Prices	Other	Significant
	Total Carrying	in Active	Observable	Unobservable
(in millions)	Value	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Senior Notes at December 31, 2016	$34.4	$—	$35.3	$—
Senior Notes at December 31, 2015	600.0	—	504.0	—
Term Loan at December 31, 2016	1,275.0	—	1,275.0	—
2013 Term Loan at December 31, 2015	534.9	—	524.2	—

NOTE 8.     Deferred Revenue

A rollforward of the deferred revenue balance from December 31, 2015 to December 31, 2016 is as follows:

	U.S. Government			Diversified Commercial
	EnhancedView	Value-Added	NextView
(in millions)	SLA	Services	Amortization	DAP	Other	Total
Balance, December 31, 2015	$172.9	$68.9	$73.7	$41.5	$7.3	$364.3
Deferred revenue acquired in Radiant acquisition	—	0.7	—	—	—	0.7
Deferred revenue on cash collections	300.0	55.1	—	76.0	66.6	497.7
Deferred revenue recognized	(337.1)	(60.6)	(15.1)	(80.3)	(66.4)	(559.5)
Balance, December 31, 2016	$135.8	$64.1	$58.6	$37.2	$7.5	$303.2

EnhancedView SLA

EnhancedView SLA deferred revenue arises as a result of revenue recognition occurring based on a proportional performance model, whereby recognition prior to October 1, 2014 was less than cash payments made in the corresponding period. As a result of a material increase in capacity made available to the NGA on October 1, 2014, the Company began to recognize more revenue than it received in cash. There was no deferred revenue arising from performance penalties during the year ended December 31, 2016.

Value-Added Services

The majority of value-added-services deferred revenue relates to the EnhancedView Contract and Global EGD, and is being recognized over the term of the EnhancedView Contract.

NextView

Cash payments received from NGA to offset the construction costs of WorldView-1 as part of the NextView Agreement were recorded as deferred revenue when received and are recognized as revenue ratably over the estimated life of WorldView-1.

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

NOTE 9.     Restructuring Charges

In November 2016, the Company initiated a restructuring plan in conjunction with the acquisition of Radiant, under which the Company may incur up to $4.5 million in an effort to continue to consolidate its real estate footprint and rationalize the Services reporting structure. The Company has incurred $0.8 million under this plan to date and expects to complete the plan by the end of the fourth quarter of 2017.

In October 2015, the Company initiated a restructuring plan, under which the Company incurred $7.8 million in an effort to further reduce global headcount and rationalize its real estate footprint. The Company completed this plan in the fourth quarter of 2016. The components of the restructuring liability, which are included in other accrued liabilities, were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2015	$0.4	$—	$—	$0.4
Provision for restructuring charges	2.4	3.2	—	5.6
Cash payments	(2.7)	(3.2)	—	(5.9)
Balance, December 31, 2016	$0.1	$—	$—	$0.1

In February 2015, the Company initiated a restructuring plan intended to improve its operational efficiency. Under the restructuring plan, the Company reduced global headcount and rationalized its real estate footprint. The Company incurred $7.0 million in restructuring charges as a result of these efforts, which were completed in the first quarter of 2016. The components of the restructuring liability were as follows:

(in millions)	Severance	Facilities	Other costs	Total
Balance, December 31, 2015	$—	$—	$—	$—
Provision for restructuring charges	—	0.2	—	0.2
Cash payments	—	(0.2)	—	(0.2)
Balance, December 31, 2016	$—	$—	$—	$—

Restructuring charges were $6.6 million, $9.0 million, and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 10.    Other Accrued Liabilities

	As of December 31,
(in millions)	2016	2015
Compensation and other employee benefits	$34.4	$13.9
Construction in progress accruals	5.0	8.3
Accrued interest	2.4	13.4
Other accrued expenses	28.9	28.8
Total	$70.7	$64.4

NOTE 11.    Income Taxes

The expense for income taxes reflected in the Consolidated Statements of Operations consisted of:

	For the year ended December 31,
(in millions)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(0.1)	0.1	0.1
Foreign	(0.2)	(0.1)	(0.3)
Total current	(0.3)	—	(0.2)
Deferred:
Federal	(18.5)	(10.8)	(6.3)
State	0.5	1.6	(0.4)
Total deferred	(18.0)	(9.2)	(6.7)
Income tax expense	$(18.3)	$(9.2)	$(6.9)

The Company’s effective tax rate was 37.6%, 27.5% and 27.3% for the years ended December 31, 2016, 2015 and 2014, respectively. The expense for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows:

	For the year ended December 31,
(in millions)	2016	2015	2014
Federal income tax expense	$(17.0)	$(11.4)	$(8.9)
State income tax (expense) benefit, net of federal impact	(1.3)	0.1	(0.3)
State tax benefit due to change in state tax rate	0.6	1.5	—
Section 162(m) limitation	(0.3)	(0.7)	(0.5)
Other non-deductible items	(1.5)	(0.7)	(0.5)
Change in reserves related to settlement with tax authorities	—	—	2.4
Investment loss	—	2.6	—
Research and experimentation tax credit	1.3	1.9	1.4
Change in valuation allowance	—	(2.6)	0.5
Other	(0.1)	0.1	(1.0)
Income tax expense	$(18.3)	$(9.2)	$(6.9)

The Company’s deferred tax assets and liabilities consisted of the following:

	As of December 31,
(in millions)	2016	2015
Long-term deferred tax assets (liabilities), net
Net operating and capital loss carryforwards	$93.0	$106.7
Research and development and other state tax credits	33.5	32.2
Foreign tax credits	6.2	6.1
Compensation accruals	10.1	3.7
Stock-based compensation	10.6	11.0
Deferred revenue	109.6	128.0
Fixed assets	(356.9)	(363.1)
Intangible assets	(27.1)	(6.5)
Other	1.8	0.3
Valuation allowance	(4.8)	(4.8)
Total long-term deferred tax liabilities, net	$(124.0)	$(86.4)

At December 31, 2016, the Company had net-operating-loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $224.6 million and $439.8 million, respectively. Included in this NOL is approximately $5.7 million attributable to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. If unused, the NOL carryforwards will begin to expire during the years 2018 to 2033. A portion of the Company’s NOL carryforwards are subject to the Internal Revenue Code Section 382 limitations. However, the Company expects to fully utilize all of its NOL carryforwards in future periods. At December 31, 2016, the Company had capital-loss carryforwards of $7.2 million, which have a full valuation allowance, as the Company does not anticipate generating capital gains to utilize these losses.

At December 31, 2016, the Company had foreign-tax-credit (“FTC”) carryforwards, federal- research- and development- (“R&D”) tax credits and state tax credits of approximately $6.2 million, $42.4 million and $1.8 million, respectively. If unused, the FTC carryforwards will expire between 2019 and 2025, and the R&D credit carryforwards will expire between 2019 and 2036.

A reconciliation of the Company’s unrecognized tax benefits is as follows:

(in millions)	2016	2015	2014
Balance as of January 1	$10.4	$9.6	$11.5
Additions:
Current year tax positions	0.6	0.5	0.3
Prior year tax positions	—	0.3	0.2
Decreases:
Settlement with taxing authority	—	—	(2.4)
Balance as of December 31	$11.0	$10.4	$9.6

The tax years 1998 through 2015 remain open to examination by the United States taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued interest or penalties recorded at December 31, 2016. The Company does not anticipate a material change to the unrecognized tax benefits within the next 12 months. If any of the unrecognized tax benefits were recognized, it would favorably affect the Company’s effective tax rate in any future period. While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

NOTE 12.    Stock-Based Compensation

The Company grants equity compensation awards from the 2007 Employee Stock Option Plan, as amended (“2007 Plan”). Under the 2007 Plan employees, officers, directors and consultants may be granted qualified and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, unrestricted shares, stock appreciation rights or shares of the stock itself. To date, issued equity awards have consisted of stock options, restricted stock and unrestricted shares. Under the 2007 Plan, which expires in 2026, the Company is authorized to issue an aggregate total of 9.6 million shares. In connection with the acquisition of GeoEye, the Company issued equity awards to replace the outstanding GeoEye options, restricted stock awards and restricted stock unit awards with similar equity instruments for the Company’s common stock. The number of shares available for grant at December 31, 2016, 2015 and 2014 were 1.7 million, 2.0 million and 2.7 million, respectively. The Company does not currently issue shares from its treasury stock.

The Company recognized total stock-based compensation during the years ended December 31, 2016, 2015 and 2014 of $19.1 million, $19.6 million and $18.9 million, respectively. Stock-based compensation capitalized to assets under construction was less than $1.0 million for each of the years ended December 31, 2016, 2015 and 2014.

Stock Options

There were no options granted to employees during the years ended December 31, 2016, 2015 and 2014. A summary of stock option activity for the year ended December 31, 2016 is presented below:

	Options Outstanding
			Weighted-Average
			Remaining
	Number of Options	Weighted-Average	Contractual Term	Aggregate Intrinsic
	(in millions)	Exercise Price	(in years)	Value (in millions)(1)
Outstanding — December 31, 2015	1.6	$20.55	4.43	$1.8
Exercised	(0.2)	17.38
Forfeited/Expired	(0.1)	25.89
Outstanding — December 31, 2016	1.3	$20.74	3.50	$10.9

Vested and Expected to Vest — December 31, 2016	1.3	$20.74	3.50	$10.9
Exercisable — December 31, 2016	1.3	$20.74	3.50	$10.9

(1)

Total pretax intrinsic value for stock options with an exercise price less than the Company’s calculated common stock price that option holders would have realized had they exercised their options as of that date.

The intrinsic value of stock options exercised, calculated as the difference between the exercise price and the market price on date of grant, for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $3.3 million, and $6.6 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of restricted stock activity for the year ended December 31, 2016 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number	Weighted-Average	Number	Weighted-Average
	of	Grant	of	Grant
(in millions, except for weighted average grant date fair values)	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested at December 31, 2015	0.1	$14.60	1.7	$32.67
Granted	—	—	1.6	17.04
Forfeited/Cancelled	—	—	(0.4)	31.79
Vested	(0.1)	14.27	(0.4)	30.88
Non-vested at December 31, 2016	—	$—	2.5	$23.24

The Company granted 1.0 million and 0.8 million shares of restricted stock units at a weighted-average price of $30.13 and $37.62, respectively, for the years ended December 31, 2015 and 2014. There were no restricted stock awards granted during the years ended December 31, 2015 and 2014.

The following table includes additional information related to restricted stock awards and restricted stock units:

	Fiscal Years ended December 31,
(in millions, except for weighted average remaining periods)	2016	2015	2014
Fair value of restricted stock awards vested	$1.3	$4.0	$5.6
Fair value of restricted stock units vested	6.2	8.3	6.3
Unrecognized compensation cost for restricted stock awards	—	0.4	2.1
Unrecognized compensation cost for restricted stock units	$30.6	$29.2	$24.0
Weighted average remaining period to expense for restricted stock awards (years)	—	0.3	1.2
Weighted average remaining period to expense for restricted stock units (years)	2.4	2.3	2.3

Of the non-vested restricted stock units outstanding at December 31, 2016, 2015 and 2014, approximately 0.4 million, 0.2 million and 0.1 million shares, respectively, were performance share units where vesting is contingent upon meeting both a service requirement and either an internal financial performance condition or a market-based performance condition. The number of shares granted with an internal financial performance condition are based on a measurement of the Company’s average annual return on invested capital as determined over the three-year vesting period. The number of shares granted with a market-based condition are based on a measurement of the change in the Company’s average stock price compared to the change in value in the Russell 2000 stock index as determined over the three-year vesting period (“Total Shareholder Return Awards”), or the Company’s achievement of certain predetermined stock price hurdles (“Hurdle Awards”) over a four-year period. For the year ended December 31, 2016, awards granted with a market-based performance condition were valued at the date of grant at a weighted average of $16.90 per share using Monte Carlo simulations. For the awards granted with an internal financial performance condition and for Total Shareholder Return Awards, the number of shares that ultimately vest could range from 50% to 200% of the target amount, or zero percent if the minimum threshold is not achieved. Per the terms of the grant of the Hurdle Awards, the number of shares that ultimately vest could be 20%, 60% or 100% of the total shares granted, or zero percent, if the minimum stock price hurdle is not achieved. As of December 31, 2016, the predetermined share price had been achieved for 60% of the Hurdle Awards, with vesting contingent for such portion only upon meeting a service requirement.

During the years ended December 31, 2016, 2015 and 2014, certain participants elected to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vested. Under the 2007 Plan, shares withheld to pay taxes are accounted for as treasury stock. Under the terms of the equity compensation plans assumed from GeoEye, shares tendered or withheld to pay the employees’ minimum tax liability are cancelled and made available for reissuance, and thus classified as a reduction in additional paid-in capital. The quantity and value of the shares withheld were immaterial.

NOTE 13.     Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors authorized a program to repurchase up to $335.0 million of the Company’s outstanding common stock through December 31, 2016, excluding broker transaction fees. As of December 31, 2016, the Company has exhausted the share repurchase program and repurchased 15,365,411 shares at an average purchase price of $21.82 per share, for a total of $335.3 million under the plan. The amount purchased to date and the average share price for repurchases includes broker transaction fees of $0.3 million. The Company repurchased shares through open market purchases, and pursuant to Rule 10b5-1, in each case on such terms and at such times as was permitted by applicable securities laws and determined by management.

Series A Convertible Preferred Stock

In January 2013, upon the closing of the acquisition of GeoEye, the Company issued 80,000 shares of Series A Preferred Stock. Cumulative dividends on the Series A Preferred Stock are payable at a rate of five percent per annum on the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when declared by the Board of Directors or the Audit Committee of the Board of Directors. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. The Company declared and paid dividends on the Series A Preferred Stock of $4.0 million during each of the years ended December 31, 2016 and 2015. The Series A Preferred Stock is convertible at the option of the holders, at a conversion price of $26.17 per common share, which would convert to 3.1 million shares of common stock of the Company. If at any time after September 22, 2016 the weighted-average price of the Company’s common stock exceeds $45.80 per share, in effect for 30 consecutive trading days, the Company has the option to redeem all of the Series A Preferred Stock at an amount equal to the liquidation preference plus accrued dividends as of the redemption date.

Comprehensive Income

For each of the years ended December 31, 2016, 2015 and 2014, there were no material differences between net income and comprehensive income.

NOTE 14.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period excluding issued, but unvested, restricted shares. Diluted EPS is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock awards, and restricted stock units. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted shares using the treasury stock method. Securities that contain non-forfeitable rights to dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of basic EPS and dilutive EPS pursuant to the two-class method. Net losses are not allocated to the Company’s participating securities. The shares of the Company’s Series A Preferred Stock are participating securities.

The following table includes the calculation of basic and diluted EPS:

	For the year ended December 31,
(in millions, except per share amounts)	2016	2015	2014
Earnings per share:
Net income	$26.5	$23.3	$18.5
Preferred stock dividends	(4.0)	(4.0)	(4.0)
Net income less preferred stock dividends	22.5	19.3	14.5
Income allocated to participating securities	(1.0)	(0.8)	(0.6)
Net income available to common stockholders	$21.5	$18.5	$13.9
Basic weighted-average number of common shares outstanding	63.1	71.0	74.9
Weighted-average common share equivalents from stock options, restricted stock and convertible preferred stock	0.7	0.5	1.0
Diluted weighted-average number of common shares outstanding	63.8	71.5	75.9
Earnings per share:
Basic	$0.34	$0.26	$0.19
Diluted	$0.34	$0.26	$0.18

The potential common shares from the conversion of Series A Preferred Stock that were excluded from the computation of diluted EPS, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for the years ended December 31, 2016, 2015 and 2014. The number of options and non-vested restricted stock awards that were assumed to be repurchased under the treasury stock method were 1.7 million, 2.9 million and 2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 15.    Related-Party Transactions

In the ordinary course of business, the Company is involved in related-party transactions with its equity method investees.

In June 2012, the Company made a small investment for a less than 20% ownership interest in a joint venture in China. The Company sold $10.5 million, $11.8 million and $9.2 million in products and services to the joint venture for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts owed to the Company by the joint venture at December 31, 2016 and 2015 were $3.6 million and $3.0 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., the Company committed to provide imagery to the joint venture from its imagery archives on an ongoing basis for the purpose of producing photo-realistic three-dimensional products and digital elevation models. Upon formation, the Company contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. The Company provided $10.0 million in equity financing to the joint venture in 2016.

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

In addition, from time to time the Company has made guarantees regarding the performance of its systems to its customers. Some of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such indemnification and guarantees in the Company’s financial statements.

The Company has entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to entering into contracts for its products and services from certain customers in foreign countries. These agreements are designed to return economic value to the foreign country and may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects. These agreements may provide for penalties in the event the Company fails to perform in accordance with offset requirements. The Company has historically not been required to pay any such penalties.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is obligated under certain non-cancelable operating leases for office space and equipment. These office spaces include the Company’s principal production facilities, administrative and executive offices in Westminster, Colorado; Longmont, Colorado; and Herndon, Virginia. The Company also leases a data center and has smaller administrative offices and sales offices located in the United States and internationally. Other commitments are primarily operational commitments related to the Company’s remote ground terminals.

Future minimum lease payments under all non-cancelable capital and operating leases, net of aggregate future minimum non-cancelable sublease rentals, and other commitments, for each of the next five years and thereafter are as follows:

	Capital	Operating	Other
(in millions)	Leases	Leases	Commitments
2017	$1.7	$11.7	$52.4
2018	1.7	11.5	22.9
2019	1.5	11.0	18.3
2020	1.2	10.2	16.9
2021	—	9.1	15.2
Thereafter	—	78.0	105.4
Total	$6.1	$131.5	$231.1

Rent expense, net of sublease income, was $12.7 million, $13.5 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 17.    Significant Customers and Geographic Information

The Company operates in a single segment, in which it provides imagery products and services to customers around the world. The Company uses common infrastructure and technology to collect, process and distribute its imagery products and provide services to all customers, and measures performance based on consolidated operating results and achievement of individual performance goals. The Company has two primary customer groups: U.S. Government and Diversified Commercial. U.S. Government revenue consists primarily of the EnhancedView SLA, other revenue and value-added services, and NextView amortization. Diversified Commercial consists of the following types of customers: DAP, location-based services, international civil government, other international defense and intelligence, energy and other industry verticals.

The following table summarizes revenue for each customer group:

	For the year ended December 31,

(in millions)	2016	2015	2014
U.S. Government	$462.2	$447.6	$395.3
Diversified Commercial	263.2	254.8	259.3
Total	$725.4	$702.4	$654.6

The following table summarizes revenue for each customer group as a percentage of total revenue:

	For the year ended December 31,
(in millions)	2016	2015	2014
U.S. Government	63.7%	63.7%	60.4%
Diversified Commercial	36.3	36.3	39.6
Total	100.0%	100.0%	100.0%

The Company classifies revenue geographically according to the customer address. Total U.S. and international sales were as follows:

	For the year ended December 31,

(in millions)	2016	2015	2014
U.S.	$521.9	$499.4	$456.8
International	203.5	203.0	197.8
Total	$725.4	$702.4	$654.6

Revenue percentages from all customers whose net revenue exceeded 10% of the total Company net revenue were as follows:

	For the year ended December 31,
	2016	2015	2014
U.S. Government	63.7%	63.7%	60.4%

Percentages of accounts receivable, net of allowance for doubtful accounts, for all customers whose receivable exceeded 10% of the net accounts receivable were as follows:

	As of December 31,
	2016	2015
U.S. Government (1)	30.6%	36.6%
DAP Customer (2)	16.5%	N/A

(1)	U.S. Government accounts receivable does not include amounts due from third-party U.S. Government contractors.
(2)

DAP Customer relates to an accounts receivable balance from one DAP customer as of December 31, 2016. The comparative customer accounts receivable balance was less than 10% of the net accounts receivable balance as of December 31, 2015.

NOTE 18.    Quarterly Results from Operations (Unaudited)

The following table relates to the Company’s results of operations for each quarter of the years ended December 31, 2016 and 2015.  Net income available to common stockholders and earnings per share are computed independently for each quarter presented. Therefore, the sum of the quarterly net income available to common shareholders and the quarterly earnings per share may not equal the total net income available to common shareholders or the total earnings per share amounts for the year, respectively.

	2016
	For the quarters Ended
(in millions, except per share amounts)	December 31,	September 30,	June 30,	March 31,
Revenue	$192.7	$181.8	$175.5	$175.4
Cost of revenue, excluding depreciation and amortization	51.9	39.9	38.1	34.5
Selling, general and administrative	49.4	46.5	42.8	46.4
Depreciation and amortization	64.7	64.6	66.9	71.0
Restructuring charges	1.1	1.0	1.6	2.9
Income from operations	25.6	29.8	26.1	20.6
Loss from early extinguishment of debt	(35.7)	—	—	—
Interest expense, net	(4.0)	(4.0)	(4.7)	(5.1)
Other income, net	0.1	—	—	—
(Loss) income before income taxes	(14.0)	25.8	21.4	15.5
Income tax benefit (expense)	5.1	(9.5)	(7.9)	(6.0)
Equity in earnings from joint venture, net of tax	(0.4)	(1.3)	(1.3)	(0.9)
Net (loss) income	(9.3)	15.0	12.2	8.6
Preferred stock dividends	(1.0)	(1.0)	(1.0)	(1.0)
Net (loss) income less preferred stock dividends	(10.3)	14.0	11.2	7.6
Income allocated to participating securities	—	(0.7)	(0.5)	(0.3)
Net (loss) income available to common stockholders	$(10.3)	$13.3	$10.7	$7.3
Basic (loss) earnings per share	$(0.17)	$0.21	$0.17	$0.11
Diluted (loss) earnings per share	$(0.17)	$0.21	$0.17	$0.11

	2015
	For the quarters ended
(in millions, except per share amounts)	December 31,	September 30,	June 30,	March 31,
Revenue	$181.7	$173.3	$178.0	$169.4
Cost of revenue, excluding depreciation and amortization	34.1	34.3	37.2	39.3
Selling, general and administrative	47.5	49.6	52.9	57.0
Depreciation and amortization	74.3	70.4	68.7	67.3
Restructuring charges	6.0	0.4	0.4	2.2
Income from operations	19.8	18.6	18.8	3.6
Interest expense, net	(5.3)	(5.6)	(5.4)	(12.7)
Other income, net	—	1.6	—	—
Income (loss) before income taxes	14.5	14.6	13.4	(9.1)
Income tax (expense) benefit	(3.4)	(4.6)	(5.4)	4.2
Equity in earnings from joint venture, net of tax	(0.5)	(0.4)	—	—
Net income (loss)	10.6	9.6	8.0	(4.9)
Preferred stock dividends	(1.0)	(1.0)	(1.0)	(1.0)
Net income (loss) less preferred stock dividends	9.6	8.6	7.0	(5.9)
Income allocated to participating securities	(0.4)	(0.4)	(0.3)	—
Net income (loss) available to common stockholders	$9.2	$8.2	$6.7	$(5.9)
Basic earnings (loss) per share	$0.13	$0.12	$0.09	$(0.08)
Diluted earnings (loss) per share	$0.13	$0.12	$0.09	$(0.08)

Note 19.    Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company identified the following as non-recognized subsequent events:

WorldView-4

On November 11, 2016, the Company successfully launched WorldView-4. On February 1, 2017, WorldView-4 was placed into service and commercial operations began. The Company is evaluating the estimated useful life of the satellite, which will be completed in the first quarter of 2017.

Senior Notes

In January 2017, the Company redeemed its remaining outstanding Senior Notes for a total redemption price of $36.1 million, inclusive of accrued interest and related premium as described in Note 6 of the Notes to the Consolidated Financial Statements.

Pending Transaction with MDA

On February 24, 2017, the Company entered into a Merger Agreement with MacDonald, Dettwiler and Associates Ltd., a corporation organized under the laws of British Columbia (“MDA”) upon which DigitalGlobe will become an indirect wholly owned subsidiary of MDA. Under the terms of the Merger Agreement, MDA will provide cash and shares of MDA common stock in exchange for the outstanding common and preferred shares of the Company at the closing date. The Merger is subject to customary closing conditions, including required regulatory approvals and shareholder approval. The Company could be required to pay a termination fee of $85 million if the Company terminates the Merger Agreement under certain circumstances. The Merger is expected to close in the second half of 2017. In connection with the Merger, the Company expects to incur significant expenses such as transaction, professional services, employee-related and other costs. An estimate of those expenses cannot be made at this time.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management has excluded Radiant from its assessment of internal control over financial reporting as of December 31, 2016, given that the company was acquired in November 2016. The total assets and total revenues of Radiant represent approximately 1.2% and 1.7%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the Audit Committee and Audit Committee financial experts and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

A rollforward of the Company’s allowance for doubtful accounts is as follows:

		Additions
	Balance at	(Reductions)	Write-offs	Balance at
	Beginning	Charged to	and	End of
(in millions)	of Period	Operations	Adjustments	Period
December 31, 2016	$2.8	$(1.1)	$(0.1)	$1.6
December 31, 2015	0.5	2.7	(0.4)	2.8
December 31, 2014	2.4	0.5	(2.4)	0.5

(b)	Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalGlobe, Inc.
February 27, 2017
	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Tarr	President and Chief Executive Officer	February 27, 2017
Jeffrey R. Tarr	(Principal Executive Officer), Director

/s/ Gary W. Ferrera	Executive Vice President and Chief Financial Officer	February 27, 2017
Gary W. Ferrera	(Principal Financial Officer)

/s/ Jose Torres	Senior Vice President and Chief Accounting Officer	February 27, 2017
Jose Torres	(Principal Accounting Officer)

/s/ Howell M. Estes III	Director	February 27, 2017
Howell M. Estes III

/s/ Nick S. Cyprus	Director	February 27, 2017
Nick S. Cyprus

/s/ Roxanne Decyk	Director	February 27, 2017
Roxanne Decyk

/s/ L. Roger Mason, Jr.	Director	February 27, 2017
L. Roger Mason, Jr.

/s/ Lawrence A. Hough	Director	February 27, 2017
Lawrence A. Hough

/s/ Warren C. Jenson	Director	February 27, 2017
Warren C. Jenson

/s/ Kimberly Till	Director	February 27, 2017
Kimberly Till

/s/ Eddy Zervigon	Director	February 27, 2017
Eddy Zervigon

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
2.1**+	Agreement and Plan of Merger, dated as of July 22, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC and, GeoEye, Inc.	8-K	001-34299	2.1	7/23/12

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012, by and among DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC and, GeoEye, Inc.	8-K	001-34299	2.1	8/30/12

2.3**+§	Agreement and Plan of Merger, dated as of February 24, 2017, by and among DigitalGlobe, Inc., MacDonald, Dettwiler and Associates Ltd., SSL MDA Holdings, Inc., and Merlin Merger Sub, Inc.	8-K	001-34299	2.1	2/24/17

3.1	Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	10-K	001-34299	3.1	2/24/10

3.2.1	Amended and Restated Bylaws of DigitalGlobe, Inc., effective January 5, 2016.	8-K	001-34299	3.1	1/05/16

3.2.2	Amendment, dated February 23, 2017, to the Amended and Restated Bylaws of DigitalGlobe, Inc.	8-K	001-34299	3.1	2/23/17

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	8-K	001-34299	3.1	1/31/13

4.1	Specimen Common Stock Certificate of DigitalGlobe, Inc.	S-1	333-150235	4.1	5/13/09

4.2	Indenture, dated as of January 31, 2013, among DigitalGlobe, Inc., certain subsidiaries of DigitalGlobe, Inc., as guarantors thereto, and U.S. Bank National Association, as trustee.	8-K	001-34299	4.1	1/31/13

4.3	Supplemental Indenture, dated as at December 19, 2016, between the Company and U.S. Bank National Association, a trustee	8-K	001-34299	4.1	12/23/16

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4.3	Form of 5.25% Senior Note due 2021 (included in Exhibit 4.2).	8-K	001-34299	4.2	1/31/13

10.1.1#	EnhancedView Imagery Acquisition Contract #HM021010C0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q/A	001-34299	10.1	5/24/11

10.1.2#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.	10-Q/A	001-34299	10.1	2/24/12

10.1.3#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011.	10-K	001-34299	10.4	2/29/12

10.1.4#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 15, 2012.	10-Q	001-34299	10.46	5/1/12

10.1.5#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.	10-Q	001-34299	10.52	10/31/12

10.1.6#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of December 26, 2012.	10-K	001-34299	10.53	2/26/13

10.1.7#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.56	5/7/13

10.1.8#	Modification Nos. P00035-38 to Contract #HM021010C002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.60	8/6/13

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.9#	EnhancedView Imagery Acquisition Contract #HM021013CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001	10-Q	001-34299	10.2	10/31/13

10.1.10#	Modification P00002 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.10	2/26/14

10.1.11#	Modification P00003 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.11	2/26/14

10.1.12#	Modification P00004 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	5/1/14

10.1.13#	Modification P00005 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	5/1/14

10.1.14#	Modification P00006 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	5/1/14

10.1.15#	Modification P0007 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.4	5/1/14

10.1.16#	Modification P00008 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	7/31/14

10.1.17#	Modification P00009 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	7/31/14

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.18#	Modification P00010 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	7/31/14

10.1.19#	Modification P00011 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.4	7/31/14

10.1.20#	Modification P00012 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	10/30/14

10.1.21#	Modification P00013 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.21	2/26/15

10.1.22#	Modification P00014 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.22	2/26/15

10.1.23#	Modification P00015 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.23	2/26/15

10.1.24#	Modification P00016 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.24	2/26/15

10.1.25#	Modification P00017 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	4/30/15

10.1.26#	Modification P00018 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	4/30/15

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.27#	Modification P00019 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	4/30/15

10.1.28#	Modification P00020 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	10/29/15

10.1.29#	Modification P00021 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.29	2/25/16

10.1.30#	Modification P00022 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.30	2/25/16

10.1.31#	Modification P00023 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.31	2/25/16

10.1.32#	Modification P00024 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	011-34299	10.1.32	2/25/16

10.1.33#	Modification P00025 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	4/27/16

10.1.34#	Modification P00026 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	4/27/16

10.1.35#	Modification P00027 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	4/27/16

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.36#	Modification P00029 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.4	4/27/16

10.1.37#	Modification P00030 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	7/28/16

10.1.38#	Modification P00031 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.1	10/25/16

10.1.39#	Modification P00032 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.2	10/25/16

10.1.40#	Modification P00033 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.3	10/25/16

10.1.41#	Modification P00034 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	011-34299	10.4	10/25/16

10.1.42#	Modification P00028 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.43#	Modification P00035 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.44#	Modification P00036 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2*	Form of Severance Protection Agreement with the Company’s executive officers.	10-Q	001-34299	10.3	7/30/15

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.3*	Employment Agreement by and between DigitalGlobe, Inc. and Jeffrey R. Tarr, effective as of July 23, 2014.	8-K	001-34299	10.1	7/29/14

10.4*	Amended and Restated DigitalGlobe, Inc. 2007 Employee Stock Option Plan	8-K	001-34299	10.1	5/26/16

10.5*	Form of Amendment to Executive Employment Agreement.	8-K	001-34299	10.2	10/29/10

10.6*	Form of Incentive Stock Option Award Agreement.	8-K	001-34299	10.3	3/12/12

10.7*	Form of Incentive Stock Option Award Agreement with double trigger acceleration.	8-K	001-34299	10.4	3/12/12

10.8*	Form of Nonqualified Stock Option Award Agreement.	8-K	001-34299	10.5	3/12/12

10.9*	Form of Nonqualified Stock Option Award Agreement with double trigger acceleration	8-K	001-34299	10.6	3/12/12

10.10*	Severance Protection Agreement by and between Walter S. Scott and DigitalGlobe, Inc., effective as of April 13, 2015.	10-Q	001-34299	10.1	7/30/15

10.11*	Severance Protection Agreement by and between Timothy M. Hascall and DigitalGlobe, Inc., effective as of April 13, 2015.	10-Q	001-34299	10.2	7/30/15

10.12*	Severance Protection Agreement by and between DigitalGlobe, Inc. and Gary W. Ferrera, effective as of January 7, 2015.	10-Q	001-34299	10.5	4/30/15

10.13*	Form of Indemnification Agreements for Directors and Executive Officers.	8-K	001-34299	10.1	10/3/13

10.14*	Form of Restricted Share Unit Award Agreement.	10-Q	001-34299	10.3	10/31/13

10.15*	Form of Performance Share Unit Award Agreement.	10-Q	001-34299	10.4	10/31/13

10.16*	Deferred Compensation Plan, effective October 1, 2013.	10-K	001-34299	10.41	2/26/14

10.17*	Form of Restricted Share Unit Award – 2014	10-Q	011-34299	10.2	7/28/16

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.18*	Form of Performance Share Unit Award – 2014 – TSR	10-Q	011-34299	10.3	7/28/16

10.19*	Form of Performance Share Unit Award – 2014 – ROIC	10-Q	011-34299	10.4	7/28/16

10.20*	Form of Performance Share Unit Award – 2015 – TSR	10-Q	011-34299	10.5	7/28/16

10.21*	Form of Performance Share Unit Award – 2015 – ROIC	10-Q	011-34299	10.6	7/28/16

10.22*	Form of Performance Share Unit Award – 2016 – TSR	10-Q	011-34299	10.7	7/28/16

10.23*	Form of Performance Share Unit Award – 2016 – ABS	10-Q	011-34299	10.8	7/28/16

10.24	Credit and Guaranty Agreement, dated as of December 22, 2016, by and among DigitalGlobe, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank, PLC, as administrative agent and collateral agent	8-K	001-34299	10.1	12/23/16

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
101+

The following materials for the DigitalGlobe, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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

+ §

XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

This agreement contains representations, warranties, covenants and agreements by each of the parties to the respective agreements. These representations, warranties, covenants and agreements were made only for purposes of that agreement and as of the specific dates therein, were solely for the benefits of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the agreement instead of establishing these matters as facts).  Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.  The agreement should be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q and Forms 8-K and other documents that the Company files or has filed with the SEC.