Form 10-Q
period 2017-03-31
DIGITALGLOBE, INC.
filed 2017-05-02
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of April 25, 2017, there were 62,035,133 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	March 31,
(in millions, except per share data)	2017	2016
Revenue	$209.7	$175.4
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	61.3	34.5
Selling, general and administrative	63.1	46.4
Depreciation and amortization	79.5	71.0
Restructuring charges	0.3	2.9
Income from operations	5.5	20.6
Interest expense, net	(9.5)	(5.1)
Loss from early extinguishment of debt	(0.5)	—
(Loss) income before income taxes	(4.5)	15.5
Income tax benefit (expense)	2.3	(6.0)
Equity in earnings from joint ventures, net of tax	—	(0.9)
Net (loss) income	(2.2)	8.6
Preferred stock dividends	(1.0)	(1.0)
Net (loss) income less preferred stock dividends	(3.2)	7.6
Income allocated to participating securities	—	(0.3)
Net (loss) income available to common stockholders	$(3.2)	$7.3

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.05)	$0.11
Diluted (loss) earnings per share	$(0.05)	$0.11
Weighted average common shares outstanding:
Basic	61.7	64.9
Diluted	61.7	65.1

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except par value)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$77.2	$109.3
Restricted cash	3.1	2.4
Accounts receivable, net of allowance for doubtful accounts of $1.6 and $1.6, respectively	121.5	114.6
Deferred contract costs	11.7	10.3
Prepaid and other current assets	23.3	23.8
Total current assets	236.8	260.4
Property and equipment, net of accumulated depreciation of $1,462.9 and $1,387.8, respectively	1,950.9	2,002.5
Goodwill	578.1	578.1
Intangible assets, net of accumulated amortization of $43.3 and $39.0, respectively	82.7	87.0
Long-term restricted cash	9.1	4.8
Long-term deferred contract costs	49.4	49.3
Other assets	29.6	27.8
Total assets	$2,936.6	$3,009.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14.8	$15.0
Current portion of long-term debt	12.8	47.2
Deferred revenue	84.8	86.3
Other accrued liabilities	53.7	70.7
Total current liabilities	166.1	219.2
Long-term debt, net of discount and debt issuance costs	1,240.1	1,242.1
Deferred revenue, non-current	199.2	216.9
Deferred income taxes, net, non-current	119.5	124.0
Other liabilities	37.9	34.8
Total liabilities	$1,762.8	$1,837.0
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 77.6 shares issued and 62.0 shares outstanding at March 31, 2017 and 77.0 shares issued and 61.4 shares outstanding at December 31, 2016	0.2	0.2
Treasury stock, at cost; 15.6 shares at March 31, 2017 and December 31, 2016	(342.0)	(342.0)
Additional paid-in capital	1,519.3	1,518.3
Accumulated deficit	(3.7)	(3.6)
Total stockholders’ equity	1,173.8	1,172.9
Total liabilities and stockholders’ equity	$2,936.6	$3,009.9

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2.2)	$8.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79.5	71.0
Stock-based compensation expense, net of capitalized stock-based compensation expense	6.6	4.0
Amortization of aerial image library, deferred contract costs and lease incentive	3.0	4.2
Write-off of debt issuance costs and debt discount	0.5	—
Deferred income taxes	(2.4)	8.2
Amortization of debt issuance costs, accretion of debt discount, and other	1.1	0.8
Changes in working capital:
Accounts receivable, net	(6.9)	(10.9)
Deferred contract costs	(5.0)	(4.4)
Other current and non-current assets	(1.8)	(3.5)
Accounts payable	0.1	2.5
Accrued liabilities	(14.6)	(9.8)
Deferred revenue	(19.2)	(11.2)
Net cash flows provided by operating activities	38.7	59.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.9)	(38.6)
Investment in joint venture	—	(7.5)
Net cash flows used in investing activities	(20.9)	(46.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and capital lease obligations	(38.3)	(1.9)
Repurchase of common stock	—	(60.9)
Value of shares surrendered to satisfy employee tax obligations	(6.8)	(1.8)
Proceeds from exercise of stock options and other	0.2	(0.9)
Net cash flows used in financing activities	(44.9)	(65.5)
Net decrease in cash, cash equivalents and restricted cash	(27.1)	(52.1)
Cash, cash equivalents and restricted cash, beginning of period	116.5	134.0
Cash, cash equivalents and restricted cash, end of period	$89.4	$81.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $5.1 and $16.6, respectively	8.7	5.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to accruals for capital expenditures, including interest, and additions to capital lease obligations	(2.4)	6.8
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

NOTE 1.General Information

DigitalGlobe, Inc., together with its consolidated subsidiaries (“DigitalGlobe,” and “Company”), is a leading global provider of high-resolution Earth imagery, data and analysis. Sourced from its own advanced satellite constellation and third-party providers, DigitalGlobe’s imagery solutions and other services provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission-planning, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Additionally, hundreds of developers are building new applications and machine learning algorithms on DigitalGlobe’s Geospatial Big Data platform and in the Company’s recently expanded Services business. Each day users depend on DigitalGlobe to better understand our changing planet in order to save lives, resources and time.

DigitalGlobe’s principal customers include U.S. and foreign governments, location-based services (“LBS”) providers, and those in energy and other industry verticals. The imagery that forms the foundation of the Company’s products, services and analysis is collected daily from DigitalGlobe’s constellation of high-resolution imaging satellites and maintained in the Company’s imagery archives (“ImageLibrary”).

NOTE 2.Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of DigitalGlobe, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. The December 31, 2016 Condensed Consolidated Balance Sheet was derived from the Company’s annual audited financial statements, but does not include all disclosures required in the annual financial statements prepared in accordance with U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Comprehensive Income

For the three months ended March 31, 2017 and 2016, there were no material differences between net income and comprehensive income.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Standard	Description and Impact on the Financial Statements
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This standard is intended to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted-cash equivalents. Therefore, amounts generally described as restricted cash and restricted-cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company retrospectively adopted Accounting Standards Update (“ASU”) 2016-18 on January 1, 2017, and this adoption did not have a material impact on its Consolidated Financial Statements and related disclosures.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The Company adopted ASU 2016-09 on January 1, 2017, and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

Standards Not Yet Adopted

Standard	Description
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), a new revenue recognition model that will replace nearly all existing revenue recognition guidance under U.S. GAAP. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is planning to adopt Topic 606, including several amendments issued by the FASB, on January 1, 2018.

The new standard permits i) retrospective adoption, under which each prior reporting period presented will be presented as if the new standard had always been applied, or ii) adoption by recognizing the cumulative effect of applying the guidance to all prior activity at the date of initial application. Management currently anticipates adopting the standard using the full retrospective method; however, the Company’s ability to do so is dependent on system readiness and whether the Company has the information necessary to apply Topic 606 to prior periods.

The Company is still in the process of evaluating the effects of adopting Topic 606. However, management has completed its initial review of the EnhancedView Contract (“EnhancedView Contract”) with the United States National Geospatial-Intelligence Agency ("NGA"), the NextView Agreement and Direct Access Program (“DAP”) contracts. Revenue from these sources represented 60.1% of DigitalGlobe’s revenue for the three months ended March 31, 2017. While the Company has not quantified the effects of anticipated changes to reflect Topic 606, the Company's initial conclusions are summarized below:

• U.S. Government – Management expects the recognition of NextView amortization (as defined in Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements) to differ because management believes the EnhancedView Contract would be considered a modification to the NextView Agreement. This is expected to result in NextView amortization being recognized as capacity is provided to the NGA over the term of the EnhancedView Contract as opposed to being recognized straight-line over the estimated useful life of WorldView-1.

• DAP – Under Topic 606, customer facility payments are expected to be recognized over the life of the related contract, which will be a shorter recognition period than the current practice of recognizing the payments over the longest estimated remaining useful life of the satellites accessed by the customer. In addition, while direct incremental costs incurred in the construction of the facility will continue to be deferred under the new standard, the period over which these costs are recognized may change.

Management will continue to evaluate Topic 606 (including how it may impact other customer contracts) and the resulting impact to the Consolidated Financial Statements through the date of adoption.

ASU 2016-02, Leases (Topic 842)

This standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new guidance also requires additional disclosure regarding leasing arrangements. This standard requires the use of a modified retrospective transition method and is effective for the Company beginning January 1, 2019.  Early adoption is permitted.  The Company is currently evaluating the effect that ASU 2016-02 will have on the Consolidated Financial Statements and related disclosures.

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			March 31, 2017	December 31, 2016
Satellites	9	–	13	$2,681.9	$1,797.7
Construction in progress		–		16.9	948.5
Computer equipment and software	3	–	12	550.0	484.8
Machinery and equipment, including ground terminals	5	–	7	108.6	103.3
Leasehold improvements	3	–	15	51.3	51.1
Furniture, fixtures and other	5	–	7	5.1	4.9
Total property and equipment				3,413.8	3,390.3
Accumulated depreciation				(1,462.9)	(1,387.8)
Property and equipment, net				$1,950.9	$2,002.5

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $75.2 million and $68.7 million for the three months ended March 31, 2017 and 2016, respectively.

Satellite Constellation

As of March 31, 2017, the Company operated a constellation of five in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2, WorldView-3, and WorldView-4. The net book value of each in-orbit satellite was as follows:

		March 31, 2017			December 31, 2016
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)	Amount	Depreciation	Amount	Amount	Depreciation	Amount
GeoEye-1	9.0	$211.8	$(176.5)	$35.3	$211.8	$(165.9)	$45.9
WorldView-1	13.0	473.2	(376.7)	96.5	473.2	(370.1)	103.1
WorldView-2	13.0	463.2	(279.7)	183.5	463.2	(271.7)	191.5
WorldView-3	11.5	649.5	(141.2)	508.3	649.5	(127.1)	522.4
WorldView-4	10.5	884.2	(14.0)	870.2	—	—	—
Satellites, net		$2,681.9	$(988.1)	$1,693.8	$1,797.7	$(934.8)	$862.9

On February 1, 2017, WorldView-4 was placed into service and commercial operations began. As a result, the Company began depreciating the satellite based on its estimated useful life of 10.5 years.

NOTE 4.Business Acquisitions

In November 2016, the Company acquired all of the outstanding shares of The Radiant Group, Inc. for aggregate cash consideration, net of cash acquired, of $135.1 million. As a result of the transaction, the Company recognized $90.0 million of goodwill (not deductible for tax purposes), $62.1 million of acquired intangible assets and $17.0 million of net liabilities excluding cash acquired, which were primarily comprised of deferred tax liabilities. The Company’s valuation of the acquired assets and liabilities will be completed within one year of the acquisition and the actual fair values may differ significantly from these preliminary estimates.

NOTE 5.Goodwill and Intangible Assets

There have been no changes in the Company’s goodwill of $578.1 million from December 31, 2016 to March 31, 2017.

Intangible assets consisted of the following:

				March 31, 2017			December 31, 2016
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	–	12	$62.5	$(10.0)	$52.5	$62.5	$(8.7)	$53.8
Technology	3	–	5	50.7	(24.7)	26.0	50.7	(22.2)	28.5
Trademarks		3		9.7	(6.1)	3.6	9.7	(5.7)	4.0
FCC licenses and other	2	–	20	3.1	(2.5)	0.6	3.1	(2.4)	0.7
Total				$126.0	$(43.3)	$82.7	$126.0	$(39.0)	$87.0

Intangible asset amortization expense was $4.3 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2017	$12.8
2018	12.2
2019	11.4
2020	9.9
2021	9.4
Thereafter	27.0
Total	$82.7

NOTE 6.Debt

The Company’s debt obligations consist of a $1.275 billion Senior Secured Term Loan Facility (“Term Loan”) and a $200.0 million Senior Secured Revolving Credit Facility (“Revolving Credit Facility,” and together with the Term Loan, the “2016 Credit Facility”). As of March 31, 2017, the Company had not drawn any amounts under the Revolving Credit Facility. The 2016 Credit Facility requires that the Company comply with a maximum leverage ratio. The Company was in compliance with its debt covenants as of March 31, 2017.

In December 2016, the Company commenced a tender offer for the $600.0 million aggregate principal amount of its outstanding 5.25% senior notes due February 1, 2021 (“Senior Notes”). In January 2017, the Company completed the subsequent redemption of the remaining outstanding Senior Notes for a total redemption price of $36.1 million, inclusive of accrued interest and related premiums.

The following table provides a summary of the Company’s long-term debt:

(in millions)	March 31, 2017	December 31, 2016
Term Loan due January 15, 2024	$1,271.8	$1,275.0
Senior Notes due February 1, 2021	—	34.4
Total borrowings	1,271.8	1,309.4
Less: unamortized discounts and issuance costs	(18.9)	(20.1)
Total borrowings, net	1,252.9	1,289.3
Less: current maturities of long-term debt	(12.8)	(47.2)
Total long-term debt, net	$1,240.1	$1,242.1

The Company’s future debt payments, excluding interest payments, consisted of the following as of March 31, 2017:

(in millions)	Amount
Remainder of 2017	$9.6
2018	12.8
2019	12.8
2020	12.8
2021	12.8
Thereafter	1,211.0
Total	$1,271.8

Interest expense, net consisted of the following:

	For the three months ended
	March 31,
(in millions)	2017	2016
Interest	$11.5	$14.4
Accretion of debt discount, debt issuance cost amortization and line of credit fees	1.2	2.0
Capitalized interest	(3.1)	(11.2)
Interest expense	$9.6	$5.2
Interest income	(0.1)	(0.1)
Interest expense, net	$9.5	$5.1

NOTE 7.Fair Value of Financial Instruments

The fair value of long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,275.0 million and $1,310.3 million at March 31, 2017 and December 31, 2016, respectively, and is classified within Level 2 of the valuation hierarchy. Cash equivalents primarily consist of demand deposit money market accounts. The carrying values of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value.

NOTE 8.Deferred Revenue

A rollforward of deferred revenue from December 31, 2016 to March 31, 2017 is as follows:

	U.S. Government			Diversified Commercial
		Value-
	Enhanced	Added	NextView
(in millions)	View SLA	Services	Amortization	DAP	Other	Total
December 31, 2016	$135.8	$64.1	$58.6	$37.2	$7.5	$303.2
Deferred revenue on cash collections	75.0	12.2	—	20.6	18.4	126.2
Deferred revenue recognized	(84.3)	(15.3)	(3.8)	(24.9)	(17.1)	(145.4)
March 31, 2017	$126.5	$61.0	$54.8	$32.9	$8.8	$284.0

NOTE 9.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rate for the three months ended March 31, 2017 was 51.1%, differing from the statutory federal rate of 35.0% primarily as a result of several immaterial discrete items.

NOTE 10.Stock-Based Compensation

During the three months ended March 31, 2017, the Company awarded 0.9 million unvested restricted stock units at an average grant date fair value of $29.83 per share. Of this amount, 0.3 million stock units represent performance shares that are subject to service, performance and market vesting conditions with an average grant date fair value of $33.73 per share. The Company did not grant any stock options during the three months ended March 31, 2017.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $6.6 million and $4.0 million during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, unrecognized compensation expense related to unvested restricted stock awards and units, including those subject to service, performance and market vesting conditions, was $47.3 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 2.7 years.

As of March 31, 2017, the number of options outstanding and exercisable were 1.2 million at a weighted-average exercise price of $20.57 per share.

Certain participants elect to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vests. The value of shares surrendered to satisfy employee tax obligations was $6.8 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 11.  (Loss) Earnings Per Share

The following table sets forth the computations of basic and diluted (loss) earnings per share:

	For the three months ended
	March 31,
(in millions, except per share data)	2017	2016
(Loss) earnings per share:
Net (loss) income	$(2.2)	$8.6
Preferred stock dividends	(1.0)	(1.0)
Net (loss) income less preferred stock dividends	(3.2)	7.6
Income allocated to participating securities	—	(0.3)
Net (loss) income available to common stockholders	$(3.2)	$7.3
Basic weighted average number of common shares outstanding	61.7	64.9
Weighted-average common share equivalents from stock options, restricted stock and convertible preferred stock	—	0.2
Diluted weighted average number of common shares outstanding	61.7	65.1
(Loss) earnings per share:
Basic	$(0.05)	$0.11
Diluted	$(0.05)	$0.11

The potential common shares from the conversion of Series A Convertible Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three months ended March 31, 2017 and 2016.

Due to the Company’s net loss for the three months ended March 31, 2017, potentially dilutive shares were not included in the calculation of diluted loss per share as their effect would have been anti-dilutive. The number of stock options and unvested restricted stock awards and units that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method was 2.6 million for the three months ended March 31, 2016.

NOTE 12.Related-Party Transactions

In the ordinary course of business, the Company is involved in related-party transactions with its equity method investees.

In June 2012, the Company made a small investment in a joint venture in China. The Company sold $2.0 million and $2.2 million in products and services to the joint venture for the three months ended March 31, 2017 and 2016, respectively. Amounts owed to the Company by the joint venture at March 31, 2017 and December 31, 2016 were $2.9 million and $3.6 million, respectively.

In May 2015, in exchange for a 50% equity interest in a joint venture, Vricon, Inc., the Company committed to provide imagery to the joint venture from the Company’s ImageLibrary on an ongoing basis for the purpose of producing photo-realistic three-dimensional products and digital elevation models. Upon formation, the Company contributed $5.0 million in the form of a note receivable to the joint venture, which is due May 2018. The Company provided $7.5 million in equity financing to the joint venture during the first quarter of 2016 and provided an additional $2.5 million during the third quarter of 2016.

NOTE 13.Commitments and Contingencies

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

NOTE 14.Significant Customers and Geographic Information

The Company operates in a single segment, in which it provides imagery products and services to customers around the world. The Company uses common infrastructure and technology to collect, process and distribute its imagery products and provide services to all customers, and measures performance based on consolidated operating results and achievement of individual strategic objectives and performance goals.

The Company has two primary customer groups: U.S. Government and Diversified Commercial. U.S. Government revenue consists primarily of the EnhancedView Service Level Agreement (“EnhancedView SLA”) with the NGA, other revenue and value-added services, and amortization of payments received from the NGA to offset the construction costs of WorldView-1 under the NextView agreement (“NextView amortization”). Diversified Commercial consists of the following types of customers: DAP, LBS, international civil government, other international defense and intelligence, energy and other industry verticals.

The following table summarizes revenue for each customer group:

	For the three months ended
	March 31,
(in millions)	2017	2016
U.S. Government	$138.3	$110.3
Diversified Commercial	71.4	65.1
Total	$209.7	$175.4

The Company classifies revenue geographically according to the customer address. U.S. and international sales were as follows:

	For the three months ended
	March 31,
(in millions)	2017	2016
U.S.	$152.4	$121.6
International	57.3	53.8
Total	$209.7	$175.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements are based upon our current expectations and assumptions of future events and are subject to risks and uncertainties that could cause our actual results or performance to differ materially from those indicated by such forward-looking statements. Some of the risks or uncertainties that could cause actual results to differ include, but are not limited to: the loss or reduction in scope of any of our primary contracts, or decisions by customers not to exercise renewal options; the availability of government funding for our products and services both domestically and internationally; our ability to meet our obligations under the EnhancedView contract; our reliance on a limited number of vendors to provide certain key products or services to us; breach of our system security measures or loss of our secure facility clearance and accreditation; the loss or damage to any of our satellites; delays in the construction and launch of any of our satellites or our ability to achieve and maintain full operational capacity of all our satellites; loss or damage to the content contained in our ImageLibrary; interruption or failure of our ground systems and other infrastructure; decrease in demand for our imagery products and services; increased competition that may reduce our market share or cause us to lower our prices; changes in political or economic conditions, including fluctuations in the value of foreign currencies, interest rates, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions; our ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; failure to obtain or maintain required regulatory approvals and licenses; and changes in U.S. or foreign law or regulation that may limit our ability to distribute our imagery products and services. Additional risks and uncertainties related to the proposed transaction with MacDonald, Dettwiler and Associates Ltd. (“MDA”) include the possibility that the parties may be unable to obtain required stockholder approvals or regulatory approvals or that other conditions to closing the transaction may not be satisfied, such that the transaction will not close or that the closing may be delayed; the potential adverse effect on partner and customer relationships, operating results and business generally resulting from the proposed transaction; the proposed transaction will require significant time, attention and resources, potentially diverting attention from the conduct of DigitalGlobe’s business; the anticipated benefits of the proposed transaction may not be realized; the anticipated and unanticipated costs, fees, expenses and liabilities related to the transaction; the outcome of any legal proceedings related to the transaction; and the occurrence of any event, change or other circumstances that could give rise to the termination of the transaction agreement. Additional information concerning these and other risk factors can be found in our filings with the U.S. Securities and Exchange Commission (“SEC”), including Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to revise or update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

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

Our principal customers include U.S. and foreign governments, location-based services (“LBS”) providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our imagery archives (“ImageLibrary”). We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution Earth imagery commercially available, containing more than 7.8 billion square kilometers of imagery, an area the equivalent of 52 times the landmass of the Earth. As of March 31, 2017, our collection capacity capability was approximately 1.62 billion square kilometers of imagery per year, or the equivalent of roughly 11 times the Earth’s land surface area, and offers intraday revisit around the globe.

2017 Highlights

Pending Transaction with MDA

On February 24, 2017, we entered into a Merger Agreement with MDA, a corporation organized under the laws of British Columbia, upon which DigitalGlobe will become an indirect wholly-owned subsidiary of MDA (“Merger”). Under the terms of the Merger Agreement, MDA will provide US$17.50 in cash and 0.3132 of an MDA common share in exchange for the outstanding common and preferred shares of the Company at the closing date.

The closing of the Merger is subject to customary closing conditions, including required regulatory approvals, adoption of the Merger Agreement by our stockholders and approval of the issuance of common shares of MDA in connection with the Merger by MDA’s shareholders. The closing of the Merger is not subject to a financing condition.

The Merger is expected to close in the second half of 2017. Following completion of the Merger, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

In connection with the Merger, we have incurred, and expect to continue to incur through the closing of the Merger, significant expenses such as transaction, professional services, employee-related and other costs. As of March 31, 2017, we have incurred Merger costs of $10.1 million.

Recent Satellite Developments

On February 1, 2017, WorldView-4 was placed into service and commercial operations began. We assigned WorldView-4 an estimated useful life of 10.5 years, resulting in depreciation expense of $84.2 million annually. In February 2017, we began providing direct access capacity to certain of our international defense and intelligence customers.

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute imagery products and provide services to customers around the world. The following table summarizes our results of operations:

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
U.S. Government revenue	$138.3	$110.3	25.4%
Diversified Commercial revenue	71.4	65.1	9.7
Total revenue	209.7	175.4	19.6
Cost of revenue, excluding depreciation and amortization	61.3	34.5	77.7
Selling, general and administrative	63.1	46.4	36.0
Depreciation and amortization	79.5	71.0	12.0
Restructuring charges	0.3	2.9	(89.7)
Income from operations	5.5	20.6	(73.3)
Interest expense, net	(9.5)	(5.1)	86.3
Loss from extinguishment of debt	(0.5)	—	*
(Loss) income before income taxes	(4.5)	15.5	*
Income tax benefit (expense)	2.3	(6.0)	*
Equity in earnings from joint ventures, net of tax	—	(0.9)	*
Net (loss) income	$(2.2)	$8.6	*	%

*Not meaningful

The following table summarizes our results of operations as a percentage of total revenue:

	For the three months ended
	March 31,
	2017	2016
U.S. Government revenue	66.0%	62.9%
Diversified Commercial revenue	34.0	37.1
Total revenue	100.0	100.0
Cost of revenue, excluding depreciation and amortization	29.3	19.7
Selling, general and administrative	30.1	26.5
Depreciation and amortization	37.9	40.5
Restructuring charges	0.1	1.6
Income from operations	2.6	11.7
Interest expense, net	(4.5)	(2.9)
Loss from extinguishment of debt	(0.2)	—
(Loss) income before income taxes	(2.1)	8.8
Income tax benefit (expense)	1.1	(3.4)
Equity in earnings from joint ventures, net of tax	—	(0.5)
Net (loss) income	(1.0)%	4.9%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and the provision of other services to end users, resellers and partners. We have two primary customer groups: U.S. Government and Diversified Commercial.

U.S. Government

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$84.3	—%
Other revenue and value-added services	50.2	22.2	*
NextView amortization	3.8	3.8	—
Total	$138.3	$110.3	25.4%

U.S. Government revenue consists primarily of the EnhancedView Service Level Agreement (“EnhancedView SLA”), other revenue and value-added services, and amortization of payments received from the United States National Geospatial-Intelligence Agency (“NGA”) to offset the construction costs of WorldView-1 under the NextView agreement (“NextView amortization”). The NGA purchases our imagery products and services on behalf of various U.S. Government entities, including the military and other agencies. Other U.S. defense and intelligence customers, including contractors, primarily purchase geospatial analytic products and services.

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

U.S. Government revenue increased $28.0 million, or 25.4%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 due to an increase in other revenue and value-added services, primarily as a result of contracts obtained in our acquisition of Radiant.

Diversified Commercial

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
Diversified Commercial Revenue:
DAP	$36.1	$33.2	8.7%
Other diversified commercial	35.3	31.9	10.7
Total	$71.4	$65.1	9.7%

U.S. and International Sales:
U.S.	$14.1	$11.3	24.8%
International	57.3	53.8	6.5
Total	$71.4	$65.1	9.7%

Reseller and Direct Sales:
Direct	$55.3	$49.2	12.4%
Resellers	16.1	15.9	1.3
Total	$71.4	$65.1	9.7%

Diversified Commercial consists of the following types of customers: Direct Access Program (“DAP”), LBS, international civil government, other international defense and intelligence, energy and other industry verticals. We sell products and services to these customers throughout the world both directly and through resellers. We have DAP agreements in ten countries, earning revenue from sales of DAP facilities and from service fees to access our satellite constellation. Other diversified commercial customers use our content for mapping, monitoring, analysis and planning activities.

Diversified Commercial revenue increased $6.3 million, or 9.7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. DAP revenue increased primarily from incremental revenue generated by demand for capacity on our WorldView-4 satellite. Other diversified commercial revenue increased primarily due to increased demand for our Global Basemap product suite.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
Labor and labor-related costs	$39.9	$18.0	*	%
Facilities, subcontracting and equipment costs	18.5	13.6	36.0
Consulting and professional fees	0.5	0.6	(16.7)
Other direct costs	2.4	2.3	4.3
Total	$61.3	$34.5	77.7%

Outside of certain U.S. Government contracts within our Services business, where revenue is generally recognized on the basis of time plus reimbursable costs incurred during the period, there is not a significant direct relationship between our cost of revenue and changes in our revenue. Our cost of revenue consists primarily of the cost of personnel, as well as the costs of operating our satellites, retrieving information from the satellites and processing the data retrieved.

Cost of revenue increased $26.8 million, or 77.7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Labor and labor-related costs increased primarily due to expenses for employees assumed in connection with our acquisition of Radiant, along with increased headcount to support revenue-generating activities, including the operation of WorldView-4. Facilities, subcontracting and equipment costs increased primarily due to expenses incurred to support contracts obtained in the Radiant acquisition.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
Labor and labor-related costs	$33.6	$26.4	27.3%
Consulting and professional fees	17.5	5.8	*
Rent and facilities	3.2	4.3	(25.6)
Computer hardware and software	2.6	3.3	(21.2)
Satellite insurance	2.9	2.3	26.1
Other	3.3	4.3	(23.3)
Total	$63.1	$46.4	36.0%

Selling, general, and administrative expenses increased $16.7 million, or 36.0% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Labor and labor-related costs increased primarily due to expenses for employees assumed in connection with our acquisition of Radiant, along with an increase in stock-based compensation and related expenses due to the higher than anticipated achievement of certain performance vesting conditions in the quarter and improved company performance. Consulting and professional fees increased primarily due to costs incurred in connection with the Merger.

Depreciation and Amortization

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
Depreciation and amortization	$79.5	$71.0	12.0%

Depreciation and amortization increased $8.5 million, or 12.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to placing WorldView-4 in service during the quarter. This increase was partially offset by assets that were fully depreciated in 2016 and impairment charges of $2.6 million recorded in the prior year.

Interest Expense, net

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
Interest expense, net	$(9.5)	$(5.1)	86.3%

Our interest charges are primarily associated with borrowings used to finance the construction of our satellites.

Interest expense, net of capitalized interest of $3.1 million, increased $4.4 million for the three months ended March 31, 2017 primarily as a result of 24.4% of our interest being capitalized to capital projects during the three months ended March 31, 2017 compared to 68.3% during the three months ended March 31, 2016. We are no longer capitalizing interest on the cost basis of WorldView-4 subsequent to placing the satellite into service on February 1, 2017. This increase was partially offset by the lower interest rate on our outstanding debt as a result of our debt refinancing in the fourth quarter of 2016. The interest rate on our long-term debt is variable and may fluctuate in future periods.

Income Tax Benefit (Expense)

	For the three months ended
	March 31,
(in millions)	2017	2016	% Change
Income tax benefit (expense)	$2.3	$(6.0)	*	%

We recognized an income tax benefit of $2.3 million for the three months ended March 31, 2017 as compared to income tax expense of $6.0 million for the three months ended March 31, 2016, primarily due to generating a pre-tax loss in 2017 compared to pre-tax income in 2016.

Balance Sheet Measures

Total assets decreased $73.3 million, or 2.4%, from December 31, 2016 to March 31, 2017 primarily due to a decrease in property, plant and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to WorldView-4 and various other infrastructure projects, along with a decrease in cash and cash equivalents primarily due to the redemption of our remaining outstanding 5.25% senior notes (“Senior Notes”) and capital expenditures.

Total liabilities decreased $74.2 million, or 4.0%, from December 31, 2016 to March 31, 2017 primarily due to the redemption of our remaining outstanding Senior Notes, a decrease in deferred revenue resulting primarily from recognition of U.S. government revenue in excess of billings and a decrease in other accrued liabilities as a result of incentive compensation payouts that were accrued in the prior year.

Liquidity and Capital Resources

As of March 31, 2017, we had $77.2 million in cash and cash equivalents and $200.0 million available for borrowing under our Senior Secured Revolving Credit Facility. At March 31, 2017, we were in compliance with our debt covenants. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next 12 months. If the NGA, our largest customer, were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next 12 months.

In summary, our cash flows were:

	For the three months ended
	March 31,
(in millions)	2017	2016
Net (loss) income	$(2.2)	$8.6
Non-cash items	88.3	88.2
Changes in working capital	(47.4)	(37.3)
Net cash provided by operating activities	38.7	59.5
Net cash used in investing activities	(20.9)	(46.1)
Net cash used in financing activities	$(44.9)	$(65.5)

Operating Activities

Our largest source of cash provided by operations is revenue generated by sales of imagery products and services. We also generate cash through sales of geospatial analytic products and expert services to obtain insight from our imagery. The primary uses of cash from our operating activities include payments for labor and labor-related costs, costs associated with operating our ground terminals, construction of DAP facilities, interest on our long-term debt and other general corporate expenditures.

Cash provided by operating activities decreased $20.8 million, or 35.0%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due to decreased net income, along with a net decrease in cash from changes in working capital, which was primarily driven by deferred revenue.

Investing Activities

Cash used in investing activities consists of purchases of property and equipment, including assets under construction, as well as investments in other businesses.

During the three months ended March 31, 2017, we incurred $20.9 million in capital expenditures, which includes capitalized interest of $5.1 million. Cash used in investing activities decreased $25.2 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to a decrease in capital expenditures, primarily resulting from placing our WorldView-4 satellite into service in February 2017, and equity financing provided to Vricon, Inc. in the prior year.

Financing Activities

Cash used in financing activities consists primarily of principal payments made on our long-term debt and stock buybacks as part of our share repurchase program.

Cash used in financing activities decreased $20.6 million, or 31.5% from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to our share repurchase program, which we completed in the fourth quarter of 2016, partially offset by an increase in payments on our debt due to the redemption of our remaining outstanding Senior Notes in January 2017.

Non-U.S. GAAP Financial Measures

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

	For the three months ended
	March 31,
(in millions)	2017	2016
Net (loss) income	$(2.2)	$8.6
Depreciation and amortization	79.5	71.0
Interest expense, net	9.5	5.1
Income tax (benefit) expense	(2.3)	6.0
EBITDA	84.5	90.7
Restructuring charges	0.3	2.9
Other re-engineering charges	—	0.9
Joint venture losses, net	—	0.9
Merger and integration costs	10.2	—
Loss from early extinguishment of debt	0.5	—
Adjusted EBITDA	$95.5	$95.4

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

EBITDA excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which are not indicative of future capital expenditure requirements. EBITDA also excludes interest income, interest expense and income taxes because these items are associated with our capitalization and tax structures.

Adjusted EBITDA further adjusts EBITDA to exclude restructuring and other re-engineering charges related to specific restructuring and re-engineering actions because we do not believe these costs are indicative of the underlying operating performance of our business and our ongoing operations. The amount and timing of these restructuring and other re-engineering costs are dependent on the size, type and status of the specific actions undertaken as part of our restructuring or re-engineering plans. Restructuring charges incurred in 2017 relate to the restructuring plan initiated in 2016 in conjunction with our acquisition of The Radiant Group, Inc. (“Radiant”). Restructuring and other re-engineering charges incurred in 2016 relate to the re-engineering and restructuring plans announced in 2015.

Adjusted EBITDA also excludes joint venture losses, net, merger and integration costs, and the loss on early extinguishment of debt as these are non-core items that are not directly related to our primary operations. Merger costs are costs incurred to effect the Merger with MDA, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations as part of the Radiant acquisition. Loss on early extinguishment of debt is related to the redemption of our remaining outstanding Senior Notes in January 2017.

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the three months ended
	March 31,
(in millions)	2017	2016
Net cash flows provided by operating activities	$38.7	$59.5
Capital expenditures	(20.9)	(38.6)
Free cash flow (1)	$17.8	$20.9

(1) We modified our definition of free cash flow in the fourth quarter of fiscal year 2016. Prior period amounts have been revised to conform to the current definition.

Free cash flow is defined as net cash flows provided by operating activities less Capital expenditures as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. Free cash flow is not a recognized term under U.S. GAAP and may not be defined similarly by other companies. Free cash flow should not be considered an alternative to “operating income (loss),” “net income (loss),” “net cash flows provided by (used in) operating activities” or any other measure determined in accordance with U.S. GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most comparable U.S. GAAP measure — “net cash flows provided by (used in) operating activities” because it provides information about the amount of cash generated before acquisitions of businesses that is then available to repay debt obligations, make investments, fund acquisitions and for certain other activities. There are limitations to using non-U.S. GAAP financial measures, including the difficulty associated with comparing companies in different industries that use similar performance measures whose calculations may differ from ours.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

As of March 31, 2017, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Guaranty and Indemnification Obligations

We enter into agreements in the ordinary course of business with resellers and others. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require us to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by us, our employees, agents or representatives. In addition, from time to time we have made guarantees regarding the performance of our systems to our customers. Some of these agreements do not limit the maximum potential future payments we could be obligated to make.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these Unaudited Condensed Consolidated Financial Statements. Due to the inherent uncertainties in making estimates, actual results could differ materially from those estimates.

Refer to the critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016, where we discuss our significant judgments and estimates. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s exposure to market risk since December 31, 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017.  Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 1A.  RISK FACTORS

Investment in our securities involves risk. In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2017. There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: May 2, 2017	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 2, 2017	/s/ Jose A. Torres Jr.
Jose A. Torres, Jr.
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.3**§	Agreement and Plan of Merger, dated as of February 24, 2017, by and among DigitalGlobe, Inc., MacDonald, Dettwiler and Associates Ltd., SSL MDA Holdings, Inc., and Merlin Merger Sub, Inc.	8-K	001-34299	2.1	2/24/17
3.1	Amendment, dated February 23, 2017, to the Amended and Restated Bylaws of DigitalGlobe, Inc.	8-K	001-34299	3.1	2/24/17

10.1#	Modification P00037 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00038 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00039 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Modification P00040 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.5*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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

*Management contract or compensatory plan arrangement.

**  This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the U.S. Securities and Exchange Commission upon request.

§     This agreement contains representations, warranties, covenants and agreements by each of the parties to the respective agreements. These representations, warranties, covenants and agreements were made only for purposes of that agreement and as of the specific dates therein, were solely for the benefits of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the agreement instead of establishing these matters as facts).  Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.  The agreement should be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q and Forms 8-K and other documents that the Company files or has filed with the SEC.

†Furnished herewith.