Form 10-Q
period 2017-06-30
DIGITALGLOBE, INC.
filed 2017-07-26
CIK 1208208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of July 21, 2017, there were 62,250,895 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DigitalGlobe, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenue	$225.7	$175.5	$435.4	$350.9
Costs and expenses:
Cost of revenue, excluding depreciation and amortization	69.7	38.1	131.0	72.6
Selling, general and administrative	54.0	42.8	117.1	89.2
Depreciation and amortization	86.3	66.9	165.8	137.9
Restructuring charges	0.3	1.6	0.6	4.5
Income from operations	15.4	26.1	20.9	46.7
Interest expense, net	(13.3)	(4.7)	(22.8)	(9.8)
Loss from early extinguishment of debt	—	—	(0.5)	—
Income (loss) before income taxes	2.1	21.4	(2.4)	36.9
Income tax (expense) benefit	(0.2)	(7.9)	2.1	(13.9)
Equity in earnings from joint ventures, net of tax	0.8	(1.3)	0.8	(2.2)
Net income	2.7	12.2	0.5	20.8
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(2.0)
Net income less preferred stock dividends	1.7	11.2	(1.5)	18.8
Income allocated to participating securities	(0.1)	(0.5)	—	(0.9)
Net income (loss) available to common stockholders	$1.6	$10.7	$(1.5)	$17.9

Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$0.17	$(0.02)	$0.28
Diluted earnings (loss) per share	$0.03	$0.17	$(0.02)	$0.28
Weighted average common shares outstanding:
Basic	62.1	62.9	61.9	63.9
Diluted	63.3	63.4	61.9	64.2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except par value)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$107.3	$109.3
Restricted cash	3.4	2.4
Accounts receivable, net of allowance for doubtful accounts of $1.7 and $1.6, respectively	147.5	114.6
Deferred contract costs	12.5	10.3
Prepaid and other current assets	19.9	23.8
Total current assets	290.6	260.4
Property and equipment, net of accumulated depreciation of $1,544.7 and $1,387.8, respectively	1,885.6	2,002.5
Goodwill	578.1	578.1
Intangible assets, net of accumulated amortization of $47.6 and $39.0, respectively	78.4	87.0
Long-term restricted cash	8.6	4.8
Long-term deferred contract costs	48.8	49.3
Other assets	32.1	27.8
Total assets	$2,922.2	$3,009.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11.2	$15.0
Current portion of long-term debt	12.8	47.2
Deferred revenue	85.9	86.3
Other accrued liabilities	50.8	70.7
Total current liabilities	160.7	219.2
Long-term debt, net of discount and debt issuance costs	1,237.7	1,242.1
Deferred revenue, non-current	181.9	216.9
Deferred income taxes, net, non-current	119.8	124.0
Other liabilities	37.0	34.8
Total liabilities	$1,737.1	$1,837.0
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 0.08 shares authorized; 0.08 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 250.0 shares authorized; 77.9 shares issued and 62.3 shares outstanding at June 30, 2017 and 77.0 shares issued and 61.4 shares outstanding at December 31, 2016	0.2	0.2
Treasury stock, at cost; 15.6 shares at June 30, 2017 and December 31, 2016	(342.0)	(342.0)
Additional paid-in capital	1,527.9	1,518.3
Accumulated deficit	(1.0)	(3.6)
Total stockholders’ equity	1,185.1	1,172.9
Total liabilities and stockholders’ equity	$2,922.2	$3,009.9

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DigitalGlobe, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$0.5	$20.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	165.8	137.9
Stock-based compensation expense, net of capitalized stock-based compensation expense	12.3	8.3
Amortization of aerial image library, deferred contract costs and lease incentive	6.1	8.4
Deferred income taxes	(2.1)	14.0
Amortization of debt issuance costs, accretion of debt discount, and other	1.6	6.0
Changes in working capital:
Accounts receivable, net	(32.9)	(8.5)
Deferred contract costs	(9.1)	(8.0)
Other current and non-current assets	(0.1)	(2.4)
Accounts payable	(3.8)	5.7
Accrued liabilities	(17.5)	(4.1)
Deferred revenue	(35.4)	(27.4)
Net cash flows provided by operating activities	85.4	150.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35.8)	(85.8)
Investment in joint venture	—	(7.5)
Net cash flows used in investing activities	(35.8)	(93.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and capital lease obligations	(42.7)	(3.9)
Repurchase of common stock	—	(76.8)
Value of shares surrendered to satisfy employee tax obligations	(7.4)	(2.0)
Proceeds from exercise of stock options and other	3.3	(0.8)
Net cash flows used in financing activities	(46.8)	(83.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	2.8	(26.1)
Cash, cash equivalents and restricted cash, beginning of period	116.5	134.0
Cash, cash equivalents and restricted cash, end of period	$119.3	$107.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized amounts of $5.1 and $21.8, respectively	21.0	7.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to accruals for capital expenditures, including interest, and additions to capital lease obligations	(4.0)	0.4
Non-cash preferred stock dividend accrual	(1.0)	(1.0)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

NOTE 1.General Information

DigitalGlobe, Inc., together with its consolidated subsidiaries (“DigitalGlobe,” and “Company”), is a global leader in Earth imagery and information about our changing planet, with unique capabilities that enable users to analyze and extract information from imagery at global scale. Sourced from its own advanced satellite constellation and third-party providers, DigitalGlobe’s imagery solutions and other services provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission-planning, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Additionally, more than one thousand developers are building new applications and machine learning algorithms on DigitalGlobe’s Geospatial Big Data platform and in the Company’s recently expanded Services business. Each day users depend on DigitalGlobe to better understand our changing planet in order to save lives, resources and time.

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

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.

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

Comprehensive Income

For the three and six months ended June 30, 2017 and 2016, there were no material differences between net income and comprehensive income.

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

The Company is still in the process of evaluating the effects of adopting Topic 606. However, management has completed its initial review of the EnhancedView Contract (“EnhancedView Contract”) with the United States National Geospatial-Intelligence Agency ("NGA"), the NextView Agreement and Direct Access Program (“DAP”) contracts. Revenue from these sources represented 58% of DigitalGlobe’s revenue for the six months ended June 30, 2017. While the Company has not quantified the effects of anticipated changes to reflect Topic 606, the Company's initial conclusions are summarized below:

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

NOTE 3.Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life
(in millions)	(in years)			June 30, 2017	December 31, 2016
Satellites	9	–	13	$2,681.9	$1,797.7
Construction in progress		–		24.4	948.5
Computer equipment and software	3	–	12	558.7	484.8
Machinery and equipment, including ground terminals	5	–	7	109.1	103.3
Leasehold improvements	3	–	15	51.2	51.1
Furniture, fixtures and other	5	–	7	5.0	4.9
Total property and equipment				3,430.3	3,390.3
Accumulated depreciation				(1,544.7)	(1,387.8)
Property and equipment, net				$1,885.6	$2,002.5

Depreciation expense for property and equipment, inclusive of losses on disposals of assets, was $82.0 million and $65.0 million for the three months ended June 30, 2017 and 2016, respectively, and $157.2 million and $133.7 million for the six months ended June 30, 2017 and 2016, respectively.

Satellite Constellation

As of June 30, 2017, the Company operated a constellation of five in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2, WorldView-3, and WorldView-4. The net book value of each in-orbit satellite was as follows:

		June 30, 2017			December 31, 2016
	Depreciable	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)	Amount	Depreciation	Amount	Amount	Depreciation	Amount
GeoEye-1	9.0	$211.8	$(187.1)	$24.7	$211.8	$(165.9)	$45.9
WorldView-1	13.0	473.2	(383.4)	89.8	473.2	(370.1)	103.1
WorldView-2	13.0	463.2	(287.7)	175.5	463.2	(271.7)	191.5
WorldView-3	11.5	649.5	(155.3)	494.2	649.5	(127.1)	522.4
WorldView-4	10.5	884.2	(35.1)	849.1	—	—	—
Satellites, net		$2,681.9	$(1,048.6)	$1,633.3	$1,797.7	$(934.8)	$862.9

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

NOTE 5.Goodwill and Intangible Assets

There have been no changes in the Company’s goodwill of $578.1 million from December 31, 2016 to June 30, 2017.

Intangible assets consisted of the following:

				June 30, 2017			December 31, 2016
				Gross		Net	Gross		Net
	Useful Life			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(in years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	–	12	$62.5	$(11.4)	$51.1	$62.5	$(8.7)	$53.8
Technology	3	–	5	50.7	(27.2)	23.5	50.7	(22.2)	28.5
Trademarks		3		9.7	(6.5)	3.2	9.7	(5.7)	4.0
FCC licenses and other	2	–	20	3.1	(2.5)	0.6	3.1	(2.4)	0.7
Total				$126.0	$(47.6)	$78.4	$126.0	$(39.0)	$87.0

Intangible asset amortization expense was $4.3 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and $8.6 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively.

The estimated annual amortization expense for acquired intangible assets for each of the next five years and thereafter is as follows:

(in millions)	Amount
Remainder of 2017	$8.5
2018	12.2
2019	11.4
2020	9.9
2021	9.4
Thereafter	27.0
Total	$78.4

NOTE 6.Debt

The Company’s debt obligations consist of a $1.275 billion Senior Secured Term Loan Facility (“Term Loan”) and a $200.0 million Senior Secured Revolving Credit Facility (“Revolving Credit Facility,” and together with the Term Loan, the “2016 Credit Facility”). As of June 30, 2017, the Company had not drawn any amounts under the Revolving Credit Facility. The 2016 Credit Facility requires that the Company comply with a maximum leverage ratio. The Company was in compliance with its debt covenants as of June 30, 2017.

In December 2016, the Company commenced a tender offer for the $600.0 million aggregate principal amount of its outstanding 5.25% senior notes due February 1, 2021 (“Senior Notes”). In January 2017, the Company completed the subsequent redemption of the remaining outstanding Senior Notes for a total redemption price of $36.1 million, inclusive of accrued interest and related premiums.

The following table provides a summary of the Company’s long-term debt:

(in millions)	June 30, 2017	December 31, 2016
Term Loan due January 15, 2024	$1,268.6	$1,275.0
Senior Notes due February 1, 2021	—	34.4
Total borrowings	1,268.6	1,309.4
Less: unamortized discounts and issuance costs	(18.1)	(20.1)
Total borrowings, net	1,250.5	1,289.3
Less: current maturities of long-term debt	(12.8)	(47.2)
Total long-term debt, net	$1,237.7	$1,242.1

The Company’s future debt payments, excluding interest payments, consisted of the following as of June 30, 2017:

(in millions)	Amount
Remainder of 2017	$6.4
2018	12.8
2019	12.8
2020	12.8
2021	12.8
Thereafter	1,211.0
Total	$1,268.6

Interest expense, net consisted of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Interest	$12.3	$14.5	$23.8	$28.9
Accretion of debt discount, debt issuance cost amortization and line of credit fees	1.1	2.0	2.3	4.0
Capitalized interest	—	(11.7)	(3.1)	(22.9)
Interest expense	$13.4	$4.8	$23.0	$10.0
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Interest expense, net	$13.3	$4.7	$22.8	$9.8

NOTE 7.Fair Value of Financial Instruments

The fair value of long-term debt, estimated using inputs that incorporate certain active market quotations based upon trading activity among lenders as well as other indirect inputs, was $1,268.6 million and $1,310.3 million at June 30, 2017 and December 31, 2016, respectively, and is classified within Level 2 of the valuation hierarchy. Cash equivalents primarily consist of demand deposit money market accounts. The carrying values of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value.

NOTE 8.Deferred Revenue

A rollforward of deferred revenue from December 31, 2016 to June 30, 2017 is as follows:

	U.S. Government			Diversified Commercial
		Value-
	Enhanced	Added	NextView
(in millions)	View SLA	Services	Amortization	DAP	Other	Total
December 31, 2016	$135.8	$64.1	$58.6	$37.2	$7.5	$303.2
Deferred revenue on cash collections	150.0	29.3	—	39.6	37.6	256.5
Deferred revenue recognized	(168.6)	(33.1)	(7.6)	(46.2)	(36.4)	(291.9)
June 30, 2017	$117.2	$60.3	$51.0	$30.6	$8.7	$267.8

NOTE 9.Income Taxes

The Company’s effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year. The effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of several immaterial discrete items.

NOTE 10.Stock-Based Compensation

During the six months ended June 30, 2017, the Company awarded 0.9 million unvested restricted stock units at an average grant date fair value of $29.89 per share. Of this amount, 0.3 million stock units represent performance shares that are subject to service, performance and market vesting conditions with an average grant date fair value of $33.73 per share. The Company did not grant any stock options during the six months ended June 30, 2017.

Stock-based compensation expense, net of amounts capitalized to assets under construction, was $5.7 million and $4.3 million during the three months ended June 30, 2017 and 2016, respectively, and $12.3 million and $8.3 million during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, unrecognized compensation expense related to unvested restricted stock awards and units, including those subject to service, performance and market vesting conditions, was $42.9 million, net of estimated forfeitures, to be recognized over a weighted-average remaining vesting period of 2.5 years.

As of June 30, 2017, the number of options outstanding and exercisable were 1.0 million at a weighted-average exercise price of $20.37 per share.

Most participants elect to have the Company withhold shares to pay for minimum taxes due at the time their restricted stock vests. The value of shares surrendered to satisfy employee tax obligations was $7.4 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 11.  Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except per share data)	2017	2016	2017	2016
Earnings (loss) per share:
Net income	$2.7	$12.2	$0.5	$20.8
Preferred stock dividends	(1.0)	(1.0)	(2.0)	(2.0)
Net income less preferred stock dividends	1.7	11.2	(1.5)	18.8
Income allocated to participating securities	(0.1)	(0.5)	—	(0.9)
Net income (loss) available to common stockholders	$1.6	$10.7	$(1.5)	$17.9
Basic weighted average number of common shares outstanding	62.1	62.9	61.9	63.9
Weighted-average common share equivalents from stock options, restricted stock and convertible preferred stock	1.2	0.5	—	0.3
Diluted weighted average number of common shares outstanding	63.3	63.4	61.9	64.2
Earnings (loss) per share:
Basic	$0.03	$0.17	$(0.02)	$0.28
Diluted	$0.03	$0.17	$(0.02)	$0.28

The potential common shares from the conversion of Series A Convertible Preferred Stock that were excluded from the computation of diluted earnings per share, due to their anti-dilutive impact on weighted common share equivalents, were 3.1 million for each of the three and six month periods ended June 30, 2017 and 2016.

The number of stock options and non-vested restricted stock awards and units that were excluded from the computation of diluted earnings per share because they were assumed to be repurchased under the treasury stock method were 0.7 million and 2.0 million for the three month periods ended June 30, 2017 and 2016, respectively, and 2.3 million for the six month period ended June 30, 2016. Due to the Company’s net loss after deducting preferred stock dividends for the six month period ended June 30, 2017, potentially dilutive shares were not included in the calculation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 12.Related-Party Transactions

In the ordinary course of business, the Company is involved in related-party transactions with its equity method investees.

In June 2012, the Company made a small investment in a joint venture in China. The Company sold $2.2 million and $1.9 million in products and services to the joint venture for the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively. Amounts owed to the Company by the joint venture at June 30, 2017 and December 31, 2016 were $5.1 million and $3.6 million, respectively.

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

Additionally, DigitalGlobe and its Board of Directors are named as defendants in six putative class action lawsuits filed by purported stockholders of DigitalGlobe that challenge the upcoming merger with MacDonald, Dettwiler and Associates Ltd. (“MDA”). The lawsuits include George Assad v. DigitalGlobe, Inc., et al., Case No. 1:17-cv-01097-PAB-NYW, Jeweltex Manufacturing Inc. Retirement Plan v. DigitalGlobe, Inc., et al., Case No. 1:17-cv-01140-PAB-NYW, Royce Bussey v. DigitalGlobe, Inc., et al., Case No. 1:17-cv-01159-PAB-NYW, Dane Gussin v. DigitalGlobe, Inc., et al., Case No. 1:17-cv-01190-PAB-NYW Stuart Zand v. DigitalGlobe, Inc., et al., Case No. 1:17-cv-01570-PAB-NYW, and Matthew Machion v. DigitalGlobe, Inc., Case No. 1:17-cv-01692-NYW et al., all filed in the U.S. District Court for the District Court of Colorado except for Stuart Zand (filed in the U.S. District Court for the District of Delaware and subsequently transferred to U.S. District Court for the District Court of Colorado). The complaints allege, among other things, that in connection with MDA’s proposed acquisition of DigitalGlobe, DigitalGlobe and its Board of Directors purportedly agreed to a supposedly inadequate price for the DigitalGlobe capital stock, omitted to disclose information in the F-4 registration statement necessary to make the statements therein not materially false or misleading, and potentially engaged in self-dealing. MDA is named as a defendant in three of the lawsuits; SSL MDA Holdings, Inc., a wholly-owned subsidiary of MDA, and Merlin Merger Sub, Inc., a wholly-owned subsidiary of SSL MDA Holdings, Inc., are named as defendants in two of the lawsuits.  Plaintiffs seek as relief, among other things, declaratory and injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, an order directing the dissemination of a registration statement that is not false or misleading, and an award of attorneys’ and experts’ fees. On June 5, 2017, and June 14, 2017, plaintiffs in Zand and Gussin, respectively, filed motions for preliminary injunction to enjoin the merger until supplemental disclosures have been made to address the alleged omissions in the F-4 registration statement. On July 14, 2017, the court held a consolidated hearing on both motions, and took the motions under submission. On July 21, 2017, these motions for preliminary injunction were denied by the court. While it is too early to predict the outcome of litigation or a reasonable range of potential losses, DigitalGlobe and MDA believe these lawsuits are without merit. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

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

The following table summarizes revenue for each customer group:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
U.S. Government	$149.5	$111.9	$287.8	$222.2
Diversified Commercial	76.2	63.6	147.6	128.7
Total	$225.7	$175.5	$435.4	$350.9

The Company classifies revenue geographically according to the customer address. U.S. and international sales were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
U.S.	$166.5	$126.5	$318.9	$248.1
International	59.2	49.0	116.5	102.8
Total	$225.7	$175.5	$435.4	$350.9

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

Overview

We are a global leader in Earth imagery and information about our changing planet, with unique capabilities that enable users to analyze and extract information from imagery at global scale. Sourced from our own advanced satellite constellation and third-party providers, our imagery solutions and other services provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission-planning, mapping and analysis, environmental monitoring, oil and gas exploration, and infrastructure management. Additionally, more than one thousand developers are building new applications and machine learning algorithms on our Geospatial Big Data platform and in our recently expanded Services business. Each day users depend on us to better understand our changing planet in order to save lives, resources and time.

Our principal customers include U.S. and foreign governments, location-based services (“LBS”) providers, and those in energy and other industry verticals. The imagery that forms the foundation of our products, services and analysis is collected daily from our constellation of high-resolution imaging satellites and maintained in our imagery archives (“ImageLibrary”). We believe that our ImageLibrary is the largest, most up-to-date and comprehensive archive of high-resolution Earth imagery commercially available, containing more than 8.1 billion square kilometers of imagery, an area the equivalent of 54 times the landmass of the Earth. As of June 30, 2017, our collection capacity capability was approximately 1.62 billion square kilometers of imagery per year, or the equivalent of roughly 11 times the Earth’s land surface area, and offers intraday revisit around the globe.

2017 Highlights

Pending Transaction with MDA

On February 24, 2017, we entered into a Merger Agreement with MDA, a corporation organized under the laws of British Columbia, upon which we will become an indirect wholly-owned subsidiary of MDA (“Merger”). Under the terms of the Merger Agreement, MDA will provide US$17.50 in cash and 0.3132 of an MDA common share in exchange for each outstanding common and preferred shares of the Company at the closing date.

The closing of the Merger is subject to customary closing conditions, including required regulatory approvals, adoption of the Merger Agreement by our stockholders and approval of the issuance of common shares of MDA in connection with the Merger by MDA’s shareholders. The closing of the Merger is not subject to a financing condition.

The Merger is expected to close in the third quarter of 2017 or shortly thereafter. Following completion of the Merger, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

In connection with the Merger, we have incurred, and expect to continue to incur through the closing of the Merger, significant expenses such as transaction, professional services, employee-related and other costs. As of June 30, 2017, we have incurred Merger costs of $12.0 million.

Recent Satellite Developments

On February 1, 2017, WorldView-4 was placed into service and commercial operations began. WorldView-4 has an estimated useful life of 10.5 years, resulting in depreciation expense of $84.2 million annually. In February 2017, we began providing direct access capacity to certain of our international defense and intelligence customers.

Results of Operations

We operate in a single segment in which we use common infrastructure and technology to collect, process and distribute imagery products and provide services to customers around the world. The following table summarizes our results of operations:

	For the three months ended				For the six months ended
	June 30,				June 30,
(in millions)	2017	2016	% Change		2017	2016	% Change
U.S. Government revenue	$149.5	$111.9	33.6%		$287.8	$222.2	29.5%
Diversified Commercial revenue	76.2	63.6	19.8		147.6	128.7	14.7
Total revenue	225.7	175.5	28.6		435.4	350.9	24.1
Cost of revenue, excluding depreciation and amortization	69.7	38.1	82.9		131.0	72.6	80.4
Selling, general and administrative	54.0	42.8	26.2		117.1	89.2	31.3
Depreciation and amortization	86.3	66.9	29.0		165.8	137.9	20.2
Restructuring charges	0.3	1.6	(81.3)		0.6	4.5	(86.7)
Income from operations	15.4	26.1	(41.0)		20.9	46.7	(55.2)
Interest expense, net	(13.3)	(4.7)	*		(22.8)	(9.8)	*
Loss from extinguishment of debt	—	—	*		(0.5)	—	*
Income (loss) before income taxes	2.1	21.4	*		(2.4)	36.9	*
Income tax (expense) benefit	(0.2)	(7.9)	*		2.1	(13.9)	*
Equity in earnings from joint ventures, net of tax	0.8	(1.3)	*		0.8	(2.2)	*
Net income	$2.7	$12.2	*	%	$0.5	$20.8	*	%

*Not meaningful

The following table summarizes our results of operations as a percentage of total revenue:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
U.S. Government revenue	66.2%	63.8%	66.1%	63.3%
Diversified Commercial revenue	33.8	36.2	33.9	36.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue, excluding depreciation and amortization	30.9	21.7	30.1	20.7
Selling, general and administrative	23.9	24.4	26.9	25.4
Depreciation and amortization	38.3	38.1	38.1	39.3
Restructuring charges	0.1	0.9	0.1	1.3
Income from operations	6.8	14.9	4.8	13.3
Interest expense, net	(5.9)	(2.7)	(5.3)	(2.8)
Loss from extinguishment of debt	—	—	(0.1)	—
Income (loss) before income taxes	0.9	12.2	(0.6)	10.5
Income tax (expense) benefit	(0.1)	(4.5)	0.5	(4.0)
Equity in earnings from joint ventures, net of tax	0.4	(0.7)	0.2	(0.6)
Net income	1.2%	7.0%	0.1%	5.9%

Revenue

Our principal source of revenue is the licensing of Earth-imagery products and the provision of other services to end users, resellers and partners. We have two primary customer groups: U.S. Government and Diversified Commercial.

U.S. Government

ions
	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
U.S. Government Revenue:
EnhancedView SLA	$84.3	$84.3	—%	$168.6	$168.6	—%
Other revenue and value-added services	61.4	23.8	*	111.6	46.0	*
NextView amortization	3.8	3.8	—	7.6	7.6	—
Total	$149.5	$111.9	33.6%	$287.8	$222.2	29.5%

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

U.S. Government revenue increased $37.6 million, or 33.6%, and $65.6 million, or 29.5%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively, due to an increase in other revenue and value-added services, primarily as a result of contracts obtained in our acquisition of The Radiant Group, Inc. (“Radiant”).

Diversified Commercial

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Diversified Commercial Revenue:
DAP	$36.8	$28.5	29.1%	$72.9	$61.7	18.2%
Other diversified commercial	39.4	35.1	12.3	74.7	67.0	11.5
Total	$76.2	$63.6	19.8%	$147.6	$128.7	14.7%

U.S. and International Sales:
U.S.	$17.0	$14.6	16.4%	$31.1	$25.9	20.1%
International	59.2	49.0	20.8	116.5	102.8	13.3
Total	$76.2	$63.6	19.8%	$147.6	$128.7	14.7%

Direct and Reseller Sales:
Direct	$54.0	$47.3	14.1%	$109.3	$96.4	13.4%
Resellers	22.2	16.3	36.2	38.3	32.3	18.6
Total	$76.2	$63.6	19.8%	$147.6	$128.7	14.7%

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

Diversified Commercial revenue increased $12.6 million, or 19.8%, and $18.9 million, or 14.7%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. DAP revenue increased primarily from incremental revenue generated by demand for capacity on our WorldView-4 satellite and the timing of access minute consumption. Other diversified commercial revenue increased primarily due to increased revenue from civil government customers and increased demand for our Global Basemap product suite.

Expenses

Cost of Revenue

The following table summarizes our cost of revenue, excluding depreciation and amortization:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Labor and labor-related costs	$39.6	$20.7	91.3%	$79.5	$38.7	*	%
Facilities, subcontracting and equipment costs	22.6	14.3	58.0	41.1	27.9	47.3
Consulting and professional fees	0.7	0.9	(22.2)	1.2	1.5	(20.0)
Other direct costs	6.8	2.2	*	9.2	4.5	*
Total	$69.7	$38.1	82.9%	$131.0	$72.6	80.4%

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

Cost of revenue increased $31.6 million, or 82.9%, and $58.4 million, or 80.4%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. Labor and labor-related costs increased primarily due to expenses for employees assumed in connection with our acquisition of Radiant, along with increased headcount to support revenue-generating activities, including the operation of WorldView-4. Facilities, subcontracting and equipment costs and other direct costs increased primarily due to expenses incurred to support contracts obtained in the Radiant acquisition.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Labor and labor-related costs	$31.3	$26.1	19.9%	$64.9	$52.5	23.6%
Consulting and professional fees	10.8	6.1	77.0	28.3	11.9	*
Rent and facilities	2.6	2.8	(7.1)	5.8	7.1	(18.3)
Computer hardware and software	2.9	2.7	7.4	5.5	6.0	(8.3)
Satellite insurance	3.4	2.3	47.8	6.3	4.6	37.0
Other	3.0	2.8	7.1	6.3	7.1	(11.3)
Total	$54.0	$42.8	26.2%	$117.1	$89.2	31.3%

Selling, general, and administrative expenses increased $11.2 million, or 26.2%, and $27.9 million, or 31.3%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. Labor and labor-related costs increased primarily due to expenses for employees assumed in connection with our acquisition of Radiant. The increase in other employee labor costs is primarily driven by increased headcount to support growth in our business, annual merit-based salary increases, and a decrease in labor capitalized following the launch of WorldView-4. Consulting and professional fees increased primarily due to costs incurred in connection with the Merger.

Depreciation and Amortization

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Depreciation and amortization	$86.3	$66.9	29.0%	$165.8	$137.9	20.2%

Depreciation and amortization increased $19.4 million, or 29.0%, and $27.9 million, or 20.2%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively, primarily due to placing WorldView-4 in service in February 2017. This increase was partially offset by assets that were fully depreciated in 2016.

Interest Expense, net

	For the three months ended			For the six months ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Interest expense, net	$(13.3)	$(4.7)	*	$(22.8)	$(9.8)	*

Our interest charges are primarily associated with borrowings used to finance the construction of our satellites.

Interest expense increased $8.6 million for the three months ended June 30, 2017, primarily as a result of none of our interest being capitalized to capital projects during the three months ended June 30, 2017 compared to 70.9% during the three months ended June 30, 2016. Interest expense, net of capitalized interest of $3.1 million, increased $13.0 million for the six months ended June 30, 2017, primarily as a result of 11.9% of our interest being capitalized to capital projects during the six months ended June 30, 2017 compared to 69.6% during the six months ended June 30, 2016. The decrease in interest capitalized was primarily due to placing WorldView-4 in service in February 2017. This was partially offset by the lower interest rate on our outstanding debt as a result of our debt refinancing in the fourth quarter of 2016. The interest rate on our long-term debt is variable and may fluctuate in future periods.

Income Tax (Expense) Benefit

	For the three months ended				For the six months ended
	June 30,				June 30,
(in millions)	2017	2016	% Change		2017	2016	% Change
Income tax (expense) benefit	$(0.2)	$(7.9)	*	%	$2.1	$(13.9)	*	%

Income tax expense decreased $7.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to lower current year pre-tax income. We recognized an income tax benefit of $2.1 million for the six months ended June 30, 2017 as compared to income tax expense of $13.9 million for the six months ended June 30, 2016 primarily due to generating a pre-tax loss in 2017 compared to pre-tax income in 2016.

Balance Sheet Measures

Total assets decreased $87.7 million, or 2.9%, from December 31, 2016 to June 30, 2017 primarily due to a decrease in property and equipment, net, as a result of current year depreciation expense, partially offset by costs incurred related to WorldView-4 and various other infrastructure projects. This decrease was offset by an increase in accounts receivable primarily driven by the timing of payments received from customers.

Total liabilities decreased $99.9 million, or 5.4%, from December 31, 2016 to June 30, 2017 primarily due to a decrease in deferred revenue resulting primarily from recognition of U.S. government revenue in excess of billings and the redemption of our remaining outstanding 5.25% senior notes (“Senior Notes”).

Liquidity and Capital Resources

As of June 30, 2017, we had $107.3 million in cash and cash equivalents and $200.0 million available for borrowing under our Senior Secured Revolving Credit Facility. At June 30, 2017, we were in compliance with our debt covenants. We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations and development activities for at least the next 12 months. If the NGA, our largest customer, were not to renew or extend the EnhancedView SLA at similar levels or similar terms, we believe we would be able to maintain operations at a reduced level with existing cash and cash equivalents and borrowing capacity for at least the next 12 months.

In summary, our cash flows were:

	For the six months ended
	June 30,
(in millions)	2017	2016
Net income	$0.5	$20.8
Non-cash items	183.7	174.6
Changes in working capital	(98.8)	(44.7)
Net cash provided by operating activities	85.4	150.7
Net cash used in investing activities	(35.8)	(93.3)
Net cash used in financing activities	$(46.8)	$(83.5)

Operating Activities

Our largest source of cash provided by operations is revenue generated by sales of imagery products and services. We also generate cash through sales of geospatial analytic products and expert services to obtain insight from our imagery. The primary uses of cash from our operating activities include payments for labor and labor-related costs, subcontractor costs, costs associated with operating our ground terminals, construction of DAP facilities, interest on our long-term debt and other general corporate expenditures.

Cash provided by operating activities decreased $65.3 million, or 43.3%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to a net decrease in cash from changes in working capital, which was primarily driven by accounts receivable and other accrued liabilities, along with decreased net income, primarily driven by an increase in depreciation and amortization and interest expense, net.

Investing Activities

Cash used in investing activities consists of purchases of property and equipment, including assets under construction, as well as investments in other businesses.

During the six months ended June 30, 2017, we incurred $35.8 million in capital expenditures, which includes capitalized interest of $5.1 million. Cash used in investing activities decreased $57.5 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to a decrease in capital expenditures, primarily resulting from placing our WorldView-4 satellite into service in February 2017, and equity financing provided to Vricon, Inc. in the prior year.

Financing Activities

Cash used in financing activities consists primarily of principal payments made on our long-term debt and stock buybacks as part of our share repurchase program.

Cash used in financing activities decreased $36.7 million, or 44.0% from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to our share repurchase program, which we completed in the fourth quarter of 2016, partially offset by an increase in payments on our debt due to the redemption of our remaining outstanding Senior Notes in January 2017.

Non-U.S. GAAP Financial Measures

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$2.7	$12.2	$0.5	$20.8
Depreciation and amortization	86.3	66.9	165.8	137.9
Interest expense, net	13.3	4.7	22.8	9.8
Income tax expense (benefit)	0.2	7.9	(2.1)	13.9
EBITDA	102.5	91.7	187.0	182.4
Merger and integration costs	2.1	—	12.3	—
Restructuring charges	0.3	1.6	0.6	4.5
Other re-engineering charges	—	0.7	—	1.6
Equity in earnings from joint ventures, net of tax	(0.8)	1.3	(0.8)	2.2
Loss from early extinguishment of debt	—	—	0.5	—
Adjusted EBITDA	$104.1	$95.3	$199.6	$190.7

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

Adjusted EBITDA further adjusts EBITDA to exclude restructuring and other re-engineering charges related to specific restructuring and re-engineering actions because we do not believe these costs are indicative of the underlying operating performance of our business and our ongoing operations. The amount and timing of these restructuring and other re-engineering costs are dependent on the size, type and status of the specific actions undertaken as part of our restructuring or re-engineering plans. Restructuring charges incurred in 2017 relate to the restructuring plan initiated in 2016 in conjunction with our acquisition of Radiant. Restructuring and other re-engineering charges incurred in 2016 relate to the re-engineering and restructuring plans announced in 2015.

Adjusted EBITDA also excludes merger and integration costs, equity in earnings from joint ventures, net of tax, and the loss from early extinguishment of debt as these are non-core items that are not directly related to our primary operations. Merger costs are costs incurred to effect the Merger with MDA, such as advisory, legal, accounting, consulting and other professional fees. Integration costs consist primarily of professional fees incurred to assist us with system and process improvements associated with integrating operations as part of the Radiant acquisition. Loss from early extinguishment of debt is related to the redemption of our remaining outstanding Senior Notes in January 2017.

Reconciliation of Net Cash Flows Provided by Operating Activities to Free Cash Flow

	For the six months ended
	June 30,
(in millions)	2017	2016
Net cash flows provided by operating activities	$85.4	$150.7
Capital expenditures	(35.8)	(85.8)
Free cash flow (1)	$49.6	$64.9

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

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

As of June 30, 2017, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer, respectively), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business, as well as in connection with the upcoming merger with MacDonald, Dettwiler and Associates Ltd (“MDA”), upon completion of which we will become an indirect wholly-owned subsidiary of MDA. Refer to Note 13 “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements for further detail. We are not presently party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

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

Date: July 26, 2017	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 26, 2017	/s/ Jose A. Torres, Jr.
Jose A. Torres, Jr.
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	10-K	001-34299	3.1	2/24/10

3.2.1	Amended and Restated Bylaws of DigitalGlobe, Inc., effective January 5, 2016.	8-K	001-34299	3.1	1/05/16

3.2.2	Amendment, dated February 23, 2017, to the Amended and Restated Bylaws of DigitalGlobe, Inc.	8-K	001-34299	3.1	2/23/17

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of DigitalGlobe, Inc., as filed with the Secretary of the State of Delaware.	8-K	001-34299	3.1	1/31/13

10.1#	Modification P00041 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2#	Modification P00042 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.3#	Modification P00043 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.4#	Modification P00044 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.5#	Modification P00045 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

31.1	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1†	Certification of the Company’s Chief Executive Officer, Jeffrey R. Tarr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2†	Certification of the Company’s Chief Financial Officer, Gary W. Ferrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials for the DigitalGlobe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 001-34299, formatted in eXtensible Business Reporting Language (XBRL):

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